Form 10-Q
period 2019-09-30
Lodging Fund REIT III, Inc.
filed 2019-11-13
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000‑56082

LODGING FUND REIT III, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	83‑0556111
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1635 43rd Street South, Suite 205 Fargo, North Dakota	58103
(Address of Principal Executive Offices)	(Zip Code)

(701) 630‑6500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The registrant’s registration statement on Form 10, as amended, became effective October 7, 2019.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2019, there were 5,261,603 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Investment in hotel properties, net of accumulated depreciation of $783,490 and $43,810	$50,856,610	$7,815,745
Cash and cash equivalents	12,366,862	3,732,404
Restricted cash	2,629,586	800,000
Accounts receivable	113,688	25,606
Franchise fees	558,333	49,444
Due from related parties	—	1,285
Prepaid expenses and other assets	484,931	785,168
Total Assets	$67,010,010	$13,209,652

Liabilities and Equity
Debt, net	$32,806,130	$4,999,140
Accounts payable	515,492	148,907
Accrued expenses	839,639	281,946
Due to related parties	417,309	713,350
Other liabilities	902,903	81,619
Total liabilities	35,481,473	6,224,962

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 4,673,321 and 1,135,010 shares issued and outstanding	46,733	11,350
Additional paid-in capital	45,962,641	11,083,985
Accumulated deficit	(14,160,963)	(4,041,428)
Total stockholders' equity	31,848,411	7,053,907
Non-controlling interest	(319,874)	(69,217)
Total equity	31,528,537	6,984,690
Total Liabilities and Equity	$67,010,010	$13,209,652

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018*
Revenues
Room revenue	$3,375,317	$—	$5,708,031	$—
Other revenue	19,492	—	29,697
Total revenue	3,394,809	—	5,737,728	—

Expenses
General and administrative	1,542,964	103,151	3,187,082	123,685
Sales and marketing	319,061	110,263	725,268	130,309
Property operations	1,243,043	—	2,121,567	—
Franchise fees	341,890	—	565,776	—
Property management fees	279,502	—	486,087	—
Acquisition expense	200,271	1,275	508,260	1,275
Depreciation	427,422	—	739,680	—
Total expenses	4,354,153	214,689	8,333,720	255,269

Other Income (Expense)
Other income (expense)—net	(12,141)	1,354	(39,698)	1,966
Interest expense	(466,028)	—	(889,177)	—
Total other income (expense)	(478,169)	1,354	(928,875)	1,966

Net Loss Before Income Taxes	(1,437,513)	(213,335)	(3,524,867)	(253,303)

Income tax benefit	—	—	59,556	—

Net Loss	(1,437,513)	(213,335)	(3,465,311)	(253,303)

Net loss attributable to non-controlling interest	(74,176)	(10,660)	(174,130)	(12,658)

Net Loss Attributable to Common Stockholders	$(1,363,337)	$(202,675)	$(3,291,181)	$(240,645)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.34)	$(1.07)	$(1.19)	$(2.03)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	4,012,732	188,947	2,754,783	118,318

  * The nine months ended September 30, 2018, includes activity from the Company's inception (April 9, 2018) through September 30, 2018.

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional		Total	Non-
		Par	Paid-In	Accumulated	Stockholders'	controlling	Total
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
Balance at June 30, 2018	107,527	$1,075	$998,925	$(101,981)	$898,019	$(1,998)	$896,021
Issuance of common stock	263,865	2,639	2,590,115	—	2,592,754	—	2,592,754
Offering costs	—	—	—	(719,976)	(719,976)	—	(719,976)
Distributions declared ($0.175 per share)	—	—	—	(30,302)	(30,302)	(1,270)	(31,572)
Distributions reinvested	311	3	2,954	—	2,957	—	2,957
Net loss	—	—	—	(202,675)	(202,675)	(10,660)	(213,335)
Balance at September 30, 2018	371,703	$3,717	$3,591,994	$(1,054,934)	$2,540,777	$(13,928)	$2,526,849

Balance at June 30, 2019	3,288,861	$32,888	$32,347,079	$(10,299,182)	$22,080,785	$(208,446)	$21,872,339
Issuance of common stock	1,356,405	13,564	13,349,317	—	13,362,881	—	13,362,881
Offering costs	—	—	—	(1,790,648)	(1,790,648)	—	(1,790,648)
Distributions declared ($0.175 per share)	—	—	—	(707,796)	(707,796)	(37,252)	(745,048)
Distributions reinvested	28,055	281	266,245	—	266,526	—	266,526
Net loss	—	—	—	(1,363,337)	(1,363,337)	(74,176)	(1,437,513)
Balance at September 30, 2019	4,673,321	$46,733	$45,962,641	$(14,160,963)	$31,848,411	$(319,874)	$31,528,537

Balance at April 9, 2018 (Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	371,392	3,714	3,589,040	—	3,592,754	—	3,592,754
Offering costs	—	—	—	(783,987)	(783,987)	—	(783,987)
Distributions declared ($0.525 per share)	—	—	—	(30,302)	(30,302)	(1,270)	(31,572)
Distributions reinvested	311	3	2,954	—	2,957	—	2,957
Net loss	—	—	—	(240,645)	(240,645)	(12,658)	(253,303)
Balance at September 30, 2018	371,703	$3,717	$3,591,994	$(1,054,934)	$2,540,777	$(13,928)	$2,526,849

Balance at December 31, 2018	1,135,010	$11,350	$11,083,985	$(4,041,428)	$7,053,907	$(69,217)	$6,984,690
Issuance of common stock	3,477,840	34,778	34,305,864	—	34,340,642	—	34,340,642
Offering costs	—	—	—	(5,374,335)	(5,374,335)	—	(5,374,335)
Distributions declared ($0.525 per share)	—	—	—	(1,454,019)	(1,454,019)	(76,527)	(1,530,546)
Distributions reinvested	60,471	605	572,792	—	573,397	—	573,397
Net loss	—	—	—	(3,291,181)	(3,291,181)	(174,130)	(3,465,311)
Balance at September 30, 2019	4,673,321	$46,733	$45,962,641	$(14,160,963)	$31,848,411	$(319,874)	$31,528,537

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018*
Cash Flows from Operating Activities:
Net loss	$(3,465,311)	$(253,303)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	739,680	—
Amortization of deferred financing costs and debt premium	195,608	—
Amortization of deferred franchise fees	16,111	—
Loss on extinguishment of debt	25,629	—
Change in operating assets and liabilities:
Accounts receivable	(88,082)	—
Franchise fees	(525,000)	—
Due from related parties	1,285	(8,292)
Prepaid expenses and other assets	300,237	(45,000)
Accounts payable	315,412	7,038
Accrued expenses	360,476	—
Due to related parties	(450,762)	11,802
Other liabilities	821,284	6,172
Net cash used in operating activities	(1,753,433)	(281,583)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(34,252,464)	—
Improvements and additions to hotel properties	(103,925)	—
Net cash used in investing activities	(34,356,389)	—
Cash Flows from Financing Activities:
Proceeds from issuance of debt	24,843,368	—
Principal payments on debt	(5,837,483)	—
Payments of deferred financing costs	(844,288)	(41,009)
Proceeds from issuance of common stock	34,340,642	3,592,754
Payments of offering costs	(5,150,737)	(737,008)
Distributions paid	(777,636)	(17,392)
Net cash provided by financing activities	46,573,866	2,797,345
Net change in cash, cash equivalents, and restricted cash	10,464,044	2,515,762
Beginning Cash, Cash Equivalents, and Restricted Cash	4,532,404	—
Ending Cash, Cash Equivalents, and Restricted Cash	$14,996,448	$2,515,762

   *     The nine months ended September 30, 2018, includes activity from the Company's inception (April 9, 2018) through September 30, 2018.

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018*
Supplemental Disclosure of Cash Flow Information:
Interest paid	$589,742	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt assumed in connection with hotel property acquisition	$9,424,156	$—
Offering costs included in accounts payable	$51,173	$5,824
Offering costs included in accrued expenses	$31,603	$—
Offering costs included in due to related parties	$140,822	$41,155
Distributions payable	$165,614	$11,223
Distributions payable - related party	$13,899	$—
Reinvested distributions	$573,397	$2,957

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$3,732,404	$—
Restricted cash, beginning of period	800,000	—
Cash, cash equivalents, and restricted cash, beginning of period	$4,532,404	$—

Cash and cash equivalents, end of period	$12,366,862	$2,015,762
Restricted cash, end of period	2,629,586	500,000
Cash, cash equivalents, and restricted cash, end of period	$14,996,448	$2,515,762

*     The nine months ended September 30, 2018, includes activity from the Company's inception (April 9, 2018) through September 30, 2018.

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    ORGANIZATION

Lodging Fund REIT III, Inc. (“LF REIT III”), was formed on April 9, 2018 as a Maryland corporation. LF REIT III, together with its subsidiaries (the “Company”), was formed for the principal purpose of acquiring, through purchase or contribution, direct or indirect ownership interests in a diverse portfolio of limited-service, select-service and extended stay hotel properties located primarily in “America’s Heartland,” which the Company defines as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. LF REIT III has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ending December 31, 2018. The Company’s business activities are directed and managed by Legendary Capital REIT III, LLC (the “Advisor”) and its affiliates, which are related parties through common management, pursuant to the Amended and Restated Advisory Agreement (the “Advisory Agreement”), dated June 1, 2018. The Company has no foreign operations or assets and its operating structure includes only one operating and reportable segment.

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a wholly-owned subsidiary of LF REIT III. The OP has two voting classes of partnership units, General Partnership Units and Common Limited Partnership Units, and one class of non-voting partnership units, Series B Limited Partnership Units.  LF REIT III was the sole general partner of the OP, as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, there were no outstanding Common Partnership Units, and there were 1,000 outstanding Series B Limited Partnership Units, all of which were owned by the Advisor.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000 (the “Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of September 30, 2019, the Company had issued and sold 4,673,321 shares of common stock, including 65,571 shares attributable to the DRIP, and received aggregate proceeds of $46.0 million.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, and which, in the opinion of management, are necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The consolidated financial statements include the accounts of LF REIT III, the OP and its wholly-owned subsidiaries. For the controlled subsidiaries that are not wholly-owned, the interests owned by an entity other than the Company represent a noncontrolling interest, which is presented separately in the consolidated financial statements. The Company has no foreign operations or assets and its operating structure includes only one reportable Segment. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of the Company’s consolidated financial statements and the accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—Revenues consist of amounts derived from hotel operations, including room sales and other hotel revenues, and are presented on a disaggregated basis in the Company’s consolidated statements of operations. These revenues are recorded net of any sales and occupancy taxes collected from the hotel guests. All revenues are recorded on an accrual basis as they are earned. Any cash received prior to a guest’s arrival is recorded as an advance deposit from the guest and recognized as revenue at the time of the guest’s occupancy at the hotel property.

Investment in Hotel Properties—The Company evaluates whether each hotel property acquisition should be accounted for as an asset acquisition or a business combination. If substantially all of the fair value of the gross assets acquired is concentrated in a single asset or a group of similar identifiable assets, then the transaction is considered to be an asset acquisition. All of the Company’s acquisitions since inception have been determined to be asset acquisitions. Transaction costs associated with asset acquisitions are capitalized and transaction costs associated with business combinations would be expensed as incurred.

The Company’s acquisitions generally consist of land, land improvements, buildings, building improvements, and furniture, fixtures and equipment (“FF&E”). The Company may also acquire intangible assets or liabilities related to in-place leases, management agreements, debt, and advanced bookings. For transactions determined to be asset acquisitions, the Company allocates the purchase price among the assets acquired and the liabilities assumed on a relative fair value basis at the date of acquisition. The Company determines the fair value of assets acquired and liabilities assumed with the assistance of third-party valuation specialists, using cash flow analysis as well as available market and cost data.  The determination of fair value includes making numerous estimates and assumptions.

The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to interest expense over the remaining term of the debt assumed. The valuation of assumed debt liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to seven years for FF&E. Maintenance and repair costs are expensed in the period incurred and major renewals or improvements to the hotel properties are capitalized. Interest incurred in connection with the financing of real estate under development or renovation is capitalized as an additional cost of development. The Company discontinues the capitalization of interest once the real estate development or renovation project is substantially complete.

The Company assesses the carrying value of its hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount of the property to the estimated future undiscounted cash flows of the property, which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions or third-party appraisals.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the industry and the economy in general and the Company’s expected use of the underlying hotel properties. The assumptions and estimates related to the future cash flows and the capitalization rates are complex and subjective in nature. Changes in economic and operating conditions that occur subsequent to a current impairment analysis and the Company’s ultimate use of the hotel property could impact the assumptions and result in future impairment losses to the hotel properties.

Non-controlling Interests—Non-controlling interests represent the portion of equity in a subsidiary held by owners other than the Company. Non-controlling interests are reported in the consolidated balance sheets within equity, separate from stockholders’ equity. Revenue and expenses attributable to both the Company and the non-controlling interests are reported in the consolidated statements of operations, with net income or loss attributable to non-controlling interests reported separately from net income or loss attributable to the Company.

Cash and Cash Equivalents—Cash and cash equivalents include cash in bank accounts as well as highly liquid investments with an original maturity of three months or less. The Company deposits cash with several high-quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels.

Restricted Cash—Restricted cash consists of certain funds maintained in escrow accounts to fund future payments for insurance, property tax obligations, and reserves for future capital expenditures, as required by our debt agreements, as well as earnest money deposits.

Accounts Receivable—Accounts receivable consist primarily of receivables due from hotel guests for room stays and meeting and banquet room rentals, which are uncollateralized customer obligations. Management determines the likelihood of collectability of receivables on an individual customer basis, based on the amount of time the balance has been outstanding, likelihood of collecting, and the customer’s current economic status. The carrying amount of the accounts receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.

Deferred Financing Costs—Deferred financing costs represent commitment fees, origination fees, legal fees, and other costs associated with obtaining financing. Deferred financing costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. The Company expenses unamortized deferred financing costs when the associated financing agreement is refinanced or repaid before maturity unless certain criteria are met that would allow for the carryover of such costs to the refinanced agreement. Costs incurred in connection with potential financial transactions that are not completed are expensed in the period in which it is determined the financing will not be completed.

Offering Costs—The Company has incurred certain costs related directly to the Company’s equity offering consisting of, among other costs, commissions, legal, due diligence costs, printing, marketing, filing fees, postage, data processing fees, and other offering related costs. These costs are capitalized and recorded as a reduction of equity proceeds on the accompanying consolidated balance sheets.

Property Operations Expenses—Property operations expenses consist of expenses related to room rental, food and beverage sales, telephone usage, and other miscellaneous service costs, as well as all costs of operating the Company’s hotel properties such as building repairs, maintenance, property taxes, utilities, and other related costs.

Property Management Fees—Property management fees include expenses incurred for management services provided for the day-to-day operations of our hotel properties, which are generally charged at a rate of 4% of gross revenues. Property management fees also include asset management fees, which may be charged at an annual rate of up to 0.75% of gross assets and are paid to the Advisor.

Franchise Fees—The Company pays initial fees related to hotel franchise rights prior to acquiring a hotel property. The fees are included in prepaid expenses and other assets until the time the related hotel property is acquired. Initial franchise fees related to hotel properties that are acquired are amortized on a straight-line basis over the life of the agreement. Initial franchise fees related to hotel properties that are not acquired are refunded to the Company, net of any associated fees, and any fees are expensed as incurred. Franchise fees on the accompanying consolidated statements of operations include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, and reservation fees and other related costs.

Acquisition Costs—The Company incurs costs during the review of potential hotel property acquisitions including legal fees, environmental reviews, market studies, financial advisory services, and other professional service fees. If the Company does complete a property acquisition, an acquisition fee of up to 1.4% is charged by the Advisor, based on the purchase price of the property plus any estimated property improvement plan (“PIP”) costs. For transactions determined to be asset acquisitions, these costs are capitalized as part of the overall cost of the project if the property is ultimately acquired. For transactions determined to be business combinations, these costs would be expensed in the period incurred. Acquisition-related and due diligence costs that relate to a property that is not acquired, are expensed and included in acquisition costs on the accompanying consolidated statements of operations. Prior to the ultimate determination of whether a property will be acquired or not, acquisition-related and due diligence costs are recorded as, and included in, prepaid expenses and other assets on the accompanying consolidated balance sheets.

Net Loss Per Share of Common Stock—Basic net loss per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted net loss per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. Basic and diluted net loss per common share were the same for the periods presented.

Income Taxes—The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to stockholders. The Company’s intention is to adhere to the REIT qualification requirements and to maintain its qualification for taxation as a REIT.

As a REIT, the Company is generally not subject to U.S. federal corporate income tax on the portion of taxable income that is distributed to stockholders. If the Company fails to qualify for taxation as a REIT in any taxable year, the Company will be subject to U.S. federal income taxes at regular corporate rates and it may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, the Company may be subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on undistributed taxable income. Taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary (“TRS”) is subject to U.S. federal, state, and local income taxes at the applicable rates.

The TRS accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company performs periodic reviews for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements.

Fair Value Measurement—The Company establishes fair value measures based on the fair value definition and hierarchy levels established by GAAP. These fair values are based on a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Observable inputs such as quoted prices in active markets.

Level 2—Directly or indirectly observable inputs, other than quoted prices in active markets.

Level 3—Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

The Company’s estimates of fair value were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. The Company classifies assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement.

Reclassifications—Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income or stockholders’ equity.

Recent Accounting Pronouncements—The Company, as an emerging growth company, has elected to use the extended transition period which allows us to defer compliance with new or revised accounting standards. This allows the Company to adopt new or revised accounting standards as of the effective date for non-public business entities.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014‑09 is effective for fiscal years beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. We adopted ASU 2014‑09 as of January 1, 2019. There have not been, nor do we anticipate, any reclassifications or significant impacts on our consolidated financial statements as a result of this adoption.

In February 2016, the FASB issued ASU No. 2016‑02, “Leases” (“ASU No. 2016‑02”) (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016‑02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016‑02 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. We plan to adopt ASU 2016‑02 for the year ended December 31, 2021. We do not anticipate any reclassifications or significant impacts on our consolidated financial statements as a result of this adoption.

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (Topic 230), Restricted Cash, which is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash in the statement of cash flows. Under this standard, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the statement of cash flows. ASU 2016‑18 is effective for fiscal years beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company early adopted this standard as of its inception. Amounts included in restricted cash on the Company’s consolidated balance sheets are included with cash and cash equivalents in the Company’s consolidated statement of cash flows for the period presented.

In January 2017, the FASB issued ASU No. 2017‑01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU No. 2017‑01”), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If it is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017‑01 is effective for fiscal years beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company early adopted this standard as of its inception and its hotel property acquisitions to date have been determined to be asset acquisitions and acquisition costs related to these asset acquisitions have been capitalized.

3.    INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Land and land improvements	$6,935,266	$1,536,966
Building and building improvements	40,419,015	5,558,557
Furniture, fixtures, and equipment	4,285,819	764,032
Investment in hotel properties, at cost	51,640,100	7,859,555
Less: accumulated depreciation	(783,490)	(43,810)
Investment in hotel properties, net	$50,856,610	$7,815,745

As of September 30, 2019, the Company owned four hotel properties with an aggregate of 406 rooms located in four states.

Acquisitions of Hotel Properties

During the nine months ended September 30, 2019, the Company acquired three hotel properties.  During the year ended December 31, 2018, the Company acquired one hotel property, and no properties were acquired during the nine months ended September 30, 2018.  Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions.  The table below outlines the details of the properties acquired during the nine months ended September 30, 2019.

2019 Acquisitions

				Number
			Date	of Guest	Purchase	Transaction		%
Hotel	Property Type	Location	Purchased	Rooms	Price	Costs	Total	Interest
Hampton Inn & Suites (the "Pineville Property")	Limited Service	Pineville, NC	March 19, 2019	111	$13,897,358	$303,744	$14,201,102	100%
Hampton Inn (the "Eagan Property")	Limited Service	Eagan, MN	June 19, 2019	122	13,950,000	278,333	14,228,333	100%
Home2 Suites (the "Prattville Property")	Extended Stay	Prattville, AL	July 11, 2019	90	14,750,000	356,014	15,106,014	100%
				323	$42,597,358	$938,091	$43,535,449

The table below outlines the details of the properties acquired during the year ended December 31, 2018.

2018 Acquisitions

				Number
			Date	of Guest	Purchase	Transaction		%
Hotel	Property Type	Location	Purchased	Rooms	Price	Costs	Total	Interest
Holiday Inn Express (the "Cedar Rapids Property")	Limited Service	Cedar Rapids, IA	November 30, 2018	83	$7,700,000	$158,333	$7,858,333	100%
				83	$7,700,000	$158,333	$7,858,333

Each of the hotel properties is managed by NHS pursuant to a property management agreement with an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive 5‑year periods unless terminated earlier in accordance with its terms. The Pineville Property is currently being managed on a day-to-day basis by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement.

The seller of the Pineville Property may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12‑month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12‑month calculation period divided by the stated cap rate for such calculation period. Further, if the Company sells the Pineville Property or terminates the Beacon sub-management agreement without cause prior to March 31, 2021, the Company will be required to pay liquidated damages of at least $1.0 million unless the seller elects to receive the additional consideration described above.  As of September 30, 2019, no amounts were paid to the seller, and no election to receive the additional consideration had been made.

The aggregate purchase price for the hotel properties acquired during the nine months ended September 30, 2019 and the year ended December 31, 2018 were allocated as follows:

	September 30,	December 31,
	2019	2018
Land and land improvements	$5,398,300	$1,536,966
Building and building improvements	34,860,457	5,558,997
Furniture, fixtures, and equipment	3,417,863	762,370
Total assets acquired	43,676,620	7,858,333

Premium on assumed debt	(141,171)	—
Total liabilities assumed	(141,171)	—
Total purchase price(1)	43,535,449	7,858,333

Assumed mortgage debt	9,282,985	—

Net purchase price	$34,252,464	$7,858,333

(1)	Total purchase price includes purchase price plus all transaction costs.

4.    DEBT

Lines of Credit

On August 22, 2018, the Company entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 6.00%. As of September 30, 2019 and December 31, 2018, the interest rate was 6.25% and 6.50%, respectively, and there was no outstanding balance on the line of credit. The line of credit requires monthly payments of interest only, with all principal due at maturity on November 22, 2019.

On November 15, 2018, the Company entered into a $25.0 million revolving line of credit to provide immediate funds to acquire hotel properties. The facility had a variable interest rate equal to 30‑day LIBOR, plus 3.25% and had an initial term of 12 months. Each advance made under the facility was secured by a hotel property, required monthly payments of interest for the first three months following the advance, and monthly payments of principal and interest thereafter. The Company drew $5.2 million on the line of credit in connection with the purchase of the Cedar Rapids Property, which remained outstanding at December 31, 2018.  The outstanding balance was repaid in full in March 2019 when the Cedar Rapids property was refinanced.  As of December 31, 2018, the interest rate was 5.60%, and the Company elected to close the line of credit in September 2019.

Mortgage Debt

As of September 30, 2019, the Company had $33.5 million in outstanding mortgage debt secured by four properties, with maturity dates ranging from March 2024 to August 2024,  and extension options available if certain conditions are met, with fixed interest rates ranging from 4.13% to 5.33%, and a weighted-average interest rate of 4.73%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of September 30, 2019 for each of the Company’s mortgage debt obligations. As of December 31, 2018, the Company did not have any outstanding mortgage debt.

			Outstanding
			Balance as of
	Interest	Maturity	September 30,
Hotel Property	Rate	Date (1)	2019
Holiday Inn Express - Cedar Rapids(2)	5.33%	03/01/2024	$5,278,868
Hampton Inn & Suites - Pineville	5.13%	06/06/2024	9,198,619
Hampton Inn - Eagan	4.60%	07/01/2024	9,420,383
Home2 Suites - Prattville(2)	4.13%	08/01/2024	9,620,000
			33,517,870

Premium on assumed debt, net			124,701
Deferred financing costs, net			(836,441)

Debt, net			$32,806,130

(1)	Represents the maturity date as of September 30, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(2)	Loan is interest-only for the first 12 months, then monthly principal and interest payments, with a balloon payment at maturity.

Future Minimum Payments

As of September 30, 2019, the future minimum principal payments on the Company’s debt were as follows:

2019 (October - December)	$95,455
2020	564,811
2021	775,590
2022	813,656
2023	853,579
Thereafter	30,414,779
33,517,870

Premium on assumed debt, net	124,701
Deferred financing costs, net	(836,441)

$32,806,130

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of September 30, 2019 and December 31, 2018 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of September 30, 2019. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s  future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy.  As of September 30, 2019, the estimated fair value of the Company’s mortgage debt was $33.9 million, compared to the gross carrying value $33.5 million. As of December 31, 2018, the carrying amounts of all of the financial instruments presented in the consolidated financial statements approximate their fair value.

6.    INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the periods ended September 30, 2019 and 2018. The Company did not have any uncertain tax positions as of September 30, 2019 or December 31, 2018.

The Company’s TRS generated a net operating loss (“NOL”) for the nine months ended September 30, 2019 and the year ended December 31, 2018, which can be carried forward to offset future taxable income. As of September 30, 2019 and December 31, 2018, the Company had a recorded deferred tax asset of $78,793 and $19,236, respectively, primarily attributable to its NOLs generated in the current period and prior periods. The Company’s NOLs will expire in 2038‑2039 for state tax purposes and will not expire for federal tax purposes. The Company expects to fully utilize the NOLs to offset future taxable income. As of September 30, 2019, the tax years 2018 and 2019 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

7.    RELATED PARTY TRANSACTIONS

Legendary Capital REIT III, LLC—Substantially all of the Company’s business is managed by the Advisor and its affiliates, pursuant to the Advisory Agreement. The Company has no direct employees. The employees of Legendary Capital, LLC, an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services. The Company reimburses the Advisor and its affiliates, at cost, for certain expenses incurred on behalf of the Company. The Advisory Agreement has a term of 10 years.

The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor will also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing, and a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, and real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price.  Certain affiliates of the Advisor will receive an annual guarantee fee equal to 1.0% of the guaranty, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B Limited Partnership Unit (“Series B LP Unit”) holders) have received a 6% cumulative, but not compounded, return per annum.

Per the terms of the Operating Partnership’s operating agreement, the Advisor receives distributions from the Operating Partnership in connection with their ownership of non-voting Series B LP Units. The Advisor’s ownership of Series B LP Units is presented as non-controlling interest on the accompanying consolidated financial statements. In years other than the year of liquidation, after the Company’s common stockholders have received a 6% cumulative but not compounded return on their original capital contributions, the Advisor receives distributions equal to 5% of the total distributions made. In the year of liquidation, termination, merger or other cessation of the general partner, or the liquidation of the Operating Partnership, holders of the Series B LP Units shall be distributed an amount equal to 5% of the limited partners’ capital contributions after the common stockholders and the limited partners have received a return of their original capital contributions plus a 6% cumulative but not compounded return. In the year of liquidation, termination, merger or other cessation of the general partner, or the liquidation of the Operating Partnership holders of the Series B LP Units shall also be distributed an amount equal to 20% of the net proceeds from the sale of the properties, after the common stockholders and the limited partners have received a return of their original capital contributions plus a 6% cumulative but not compounded return from all distributions.

The Advisor and its affiliates may be reimbursed by the Company for certain organization and offering expenses in connection with the Offering, including legal, printing, marketing and other Offering costs and expenses.  Following the termination of the Offering, the Advisor will reimburse the Company for any such amounts incurred by the Company in excess of 15% of the gross proceeds of the Offering.  In addition, the Company may pay directly or reimburse the Advisor and its affiliates for certain costs incurred in connection with its provision of services to the Company, including certain acquisition costs, financing costs, and sales and marketing costs, as well as an allocable share of general and administrative overhead costs.  All reimbursements are paid to the Advisor and its affiliates at cost.

Fees and distributions earned by the Advisor, and reimbursements paid to the Advisor and its affiliates, for the three and nine months ended September 30, 2019 and 2018, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Fees and Distributions:
Acquisition fees	$208,551	$—	$605,118	$—
Financing fees	208,551	—	605,118	—
Asset management fees	105,990	—	188,326	—
Distributions	37,252	—	76,528	—
	$560,344	$—	$1,475,090	$—

Reimbursements:
Offering costs	$481,225	$193,332	$1,511,304	$193,595
General and administrative	800,239	97,655	1,930,527	116,987
Sales and marketing	112,583	8,057	281,907	12,345
Financing costs	—	40,909	—	40,909
Acquisition costs	43,157	—	922,609	—
Other	1,939	1,305	11,560	1,305
	$1,439,143	$341,258	$4,657,907	$365,141

The Company’s Chief Financial Officer is an employee of the Sponsor, and the Company reimburses the Sponsor, at cost, for an allocated portion of her compensation to the extent she provides services to the Company. For the three and nine months ended September 30, 2019, the total amount of executive compensation expenses reimbursed by the Company was $43,313 and $94,731, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2018, the total amount of executive compensation expenses reimbursed by the Company was $4,143 and $6,215, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations. As of September 30, 2019 and December 31, 2018, the Company had amounts due and payable to the Advisor and its affiliates of $337,426 and $650,944, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

NHS, LLC dba National Hospitality Services—NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. NHS provides property management and hotel operations management services for the Company’s hotel properties, pursuant to individual management agreements. The agreements have an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms.

NHS earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties equal to 4% of gross revenue. NHS also earns an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. The Company reimburses NHS for certain costs of operating the properties incurred on behalf of the Company. All reimbursements are paid to NHS at cost.

Fees earned by, and reimbursements paid to, NHS for the three and nine months ended September 30, 2019, were as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Fees:
Management fees	$136,971	$230,647
Accounting fees	17,052	31,948
Other fees	31,493	47,169
	$185,516	$309,764

Reimbursements	$90,823	$137,436

For the three and nine months ended September 30, 2018, NHS did not earn any fees or receive any reimbursements.  As of September 30, 2019 and December 31, 2018, the Company had amounts due and payable to NHS of $79,883 and $15,360,  respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

8.    FRANCHISE AGREEMENTS

As of September 30, 2019, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

9.    STOCKHOLDERS’ EQUITY

The Company is authorized to issue 900,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each share of common stock entitles the holder to one vote per share for on all matters upon which stockholders are entitled to vote and to receive distributions as authorized by the Company’s board of directors. The rights of the holders of shares of preferred stock may be defined at such time any series of preferred shares are issued.

Initial Offering

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, at a price of $10.00 per share, with a maximum offering of $100,000,000, to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company, purchasing shares of common stock at 95% of the then-current share net asset value (“NAV”).

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.  Effective January 1, 2019, the board of directors declared a cash distribution at a daily rate of $0.00191781 per share of common stock to the stockholders of record on the last day of each calendar month for the period from January 1, 2019 through March 31, 2019. Effective April 1, 2019, the board of directors declared a cash distribution at a daily rate of $0.00191781 per share of common stock to the stockholders of record on the last day of each calendar month for the period from April 1, 2019 through June 30, 2019. Effective July 1, 2019, the board of directors declared a cash distribution at a daily rate of $0.00191781 per share of common stock to the stockholders of record on the last day of each calendar month for the period from July 1, 2019 through September 30, 2019. The daily rate of $0.00191781 per share equates to a $0.70 annualized distribution based on the initial offering price of $10.00 per share.    Effective July 1, 2018, the board of directors declared a cash distribution at a daily rate of $0.00191781 per share of common stock to the stockholders of record on the last day of each calendar month for the period from June 1, 2018 through December 31, 2018.

10.  COMMITMENTS AND CONTINGENCIES

Legal Matters—From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations, cash flows or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

11. SUBSEQUENT EVENTS

On October 2, 2019, the Company deposited $0.2 million, into escrow to extend the due diligence period related to the purchase of the 100-room Home2 Suites by Hilton (the “Home2 Suites Lubbock Hotel”) and the 101-room Fairfield Inn & Suites by Marriott (the “Fairfield Inn Lubbock Hotel”) in Lubbock, Texas, which was released to the seller and is nonrefundable.  On October 9, 2019, the diligence period expired under the Company’s purchase agreements to purchase the Home2 Suites Lubbock Hotel and the Fairfield Inn Lubbock Hotel.  The contractual purchase price of the Home2 Suites Lubbock Hotel and the Fairfield Inn Lubbock Hotel are $14.15 million and $15.15 million, respectively.  The Company has deposited a total of $0.4 million, into escrow as earnest money pending the closing or termination of the purchase of the Home2 Suites Lubbock Hotel and the Fairfield Inn Lubbock Hotel. Except in certain circumstances described in the purchase agreements, if the Company fails to complete the acquisitions, it will forfeit the earnest money.  Each acquisition is subject to closing conditions, including the assumption of the existing loan secured by the applicable hotel. There can be no assurance that the Company will complete either or both of these acquisitions.

On October 1, 2019, the Company’s board of directors declared cash distributions on the outstanding shares of common stock based on daily record dates for (i) the period from October 1, 2019 through October 31, 2019, which was paid in November 2019, (ii) the period from November 1, 2019 through November 30, 2019, which the Company expects to pay in December 2019, and (iii) the period from December 1, 2019 through December 31, 2019, which the Company expects to pay in January 2020.  Investors may choose to receive cash distributions or purchase additional shares through the DRIP. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00191781 per share per day.

On October 10, 2019, the Company paid distributions of $165,614, declared for daily record dates for each day in the period from September 1, 2019 through September 30, 2019. On November 8, 2019, the Company paid cash distributions of $179,429, declared for daily record dates for each day in the period from October 1, 2019 through October 31, 2019.

As of November 13, 2019, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 5,261,603 shares of common stock, including 76,910 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $51.7 million.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “our,” “us” and “the Company” refer to Lodging Fund REIT III, Inc., a Maryland corporation, Lodging Fund REIT III OP, LP a Delaware limited partnership, which we refer to as the “Operating Partnership,” Lodging Fund REIT III TRS, Inc., a Delaware corporation, which we refer to as the “Master TRS” and their subsidiaries, except where the context otherwise requires. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10‑Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “should,” “expect,” “could,” “intend,” “anticipate,” “plan,” “estimate,” “believe,” “potential,” “continue,” “seek” or similar expressions. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and may not be successful at operating a real estate investment trust, or REIT, which may adversely affect our ability to make distributions to our stockholders.
•

Our advisor, Legendary Capital REIT III, LLC (the “Advisor”), its executive officers and other key personnel, the employees of Legendary Capital, LLC, an affiliate of the Advisor (the “Sponsor”) as well as certain of our officers and directors, whose services are essential to the Company, may be involved in other business ventures, and will face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of the Advisor, its executive officers and key personnel, the employees of the Sponsor, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders.

•

We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided.   These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties.

•

We have paid distributions from proceeds from our ongoing private offering described below (the “Offering”) and may continue to fund distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital.

•

If we are unable to raise substantial funds in our Offering, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue.

•

We may incur significant debt in certain circumstances. Our use of leverage increases the risk of an investment in us.  Loans we obtain may be collateralized by some or all of our investments, which will put those investments at risk of forfeiture if we are unable to pay our debts.  Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders.

•

Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, which will depend on debt and capital markets conditions. In addition, if any of the loans we obtain have variable interest rates, volatility in these markets could negatively impact such loans. There can be no assurance that we will be able to obtain financing on favorable terms, or at all.

•

We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders.

•

Demand for our properties may be affected by various factors, including an over-supply or over-building of hotel properties in our properties’ markets. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.

•	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

Overview

We were formed on April 9, 2018 as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of hotel properties (the “Projects”) located primarily in America’s Heartland, which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. On an infrequent and opportunistic basis, we may also originate or acquire high-yield loans secured directly or indirectly by real estate-related assets, which loans will be made to certain qualified third-party borrowers and/or affiliates of our advisor (the “Loans”). We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2018.  We conduct substantially all of our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to an agreement (the “Advisory Agreement”) under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of the Loans, is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. We have engaged NHS, LLC dba National Hospitality Services (‘‘NHS’’) to manage the Projects acquired to date; however, we can and may engage third party property management companies.  The Pineville Property is currently being managed on a day-to-day basis by Beacon, an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement.  NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of the Sponsor, an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services.

On June 1, 2018, we commenced an offering (the “Offering”) of up to 10,000,000 shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) June 1, 2020, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. As of September 30, 2019, we had issued and sold 4,673,321 shares of common stock, including 65,571 shares attributable to our dividend reinvestment plan (the “DRIP”), and received aggregate proceeds of $46.0 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $37.9 million. The net offering proceeds have been used to fund property acquisitions. No public market exists for the shares of our common stock and none is expected to develop.

Market Outlook

The hospitality industry is closely related to the U.S. general economic cycle because business and leisure travelers are directly affected by economic conditions that drive demand. The U.S. economy, measured by gross domestic product ("GDP") growth, has been growing since the third quarter of 2009. The 2019 Consensus Outlook, published November 30, 2018 by the Federal Reserve Bank of Chicago, indicated a 2.4% 2019 real GDP growth. Hospitality cycles are also influenced by supply factors which, depending on general economic timing, can exacerbate downturns if there is over-supply in a market. Supply in America’s Heartland, the location of our primary target markets, has been growing at or below industry averages.

Hospitality industry fundamentals have stabilized and will continue to grow at a slightly slower pace. According to the Smith Travel Research, or STR, January 2019 outlook, the U.S. Hotel Forecast points to a growth in the upcoming two years, at a rate slightly slower than previous years. According to STR’s and Tourism Economics’ initial forecast for 2019 released at the Americas Lodging Investment Summit in January 2019, as reported by Hotel News Now, revenue per available room, or “RevPAR”, is expected to grow by 2.3% in 2019 and 1.9% in 2020, down from 2.9% in 2018, which was the lowest reported since 2009.

The limited-service, select-service and extended stay hotels we intend to target are generally classified by STR in the Upscale and Upper Midscale categories. According to the CBRE Hotels’ Hotel Horizons® June - August 2019 Edition, the compound average annual demand in the Upscale category is projected to increase 4.3% from 2019 to 2023, increasing 18.5% over the five-year period. Upper Midscale demand is projected to grow by 3.0% per year over the same period, increasing 11.8% overall. Compound annual RevPAR growth in the two categories for 2019 to 2023 is expected to be 1.7% and 1.3%, respectively. We believe these segments provide some of the best opportunities across the various hotel classifications.

After years of robust growth coming out of the deep trough that followed the recession that begin in 2008, we believe the hospitality industry has reached a relative plateau of stability. We believe that, in general, when markets mature and stabilize there will be more consolidation opportunities as the industry looks to generate scale benefits through acquisitions and there will be portfolio sale opportunities as this economic cycle continues to mature.

Liquidity and Capital Resources

Overview

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) June 1, 2020, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2019, we had raised approximately $46.0 million in gross offering proceeds from the sale of shares of our common stock in the Offering. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as  a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of September 30, 2019, we owned four properties. We acquired these investments with the proceeds from the sale of our common stock in the Offering and debt financing. Operating cash needs during the three and nine months ended September 30, 2019 were met through cash flow generated by these real estate investments and with proceeds from our Offering.

Our investments in real estate generate cash flow in the form of hotel room rentals and guest expenditures, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Each of our current properties is owned and future properties will be owned by a direct special purpose entity subsidiary of the Operating Partnership, which leases the properties to direct special purpose entity subsidiaries of the Master TRS, referred to as “TRS Lessees.” The TRS Lessees are or will be required to make rent payments to the owners of the properties pursuant to the lease agreements relating to each property. Such TRS Lessees’ ability to make rent payments to the owner subsidiaries and our liquidity, including our ability to make distributions to our stockholders, are dependent upon the TRS Lessees ability to generate cash flow from the operations of the hotel properties. The TRS Lessees are dependent upon the management companies with whom they have entered or will enter into management agreements with to operate the hotel properties.

Cash flow from operations from real estate investments will be primarily dependent upon the occupancy level and average daily rate, or “ADR”, of our portfolio, and how well we manage our expenditures.

We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%.  We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors.  Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount.  As of September 30, 2019, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 65%.

In addition to making investments in accordance with our investment objectives, we expect to use capital resources to make certain payments to the Advisor and its affiliates and NHS. These payments include the various fees and expenses to be paid to the Advisor and its affiliates in connection with the selection, acquisition and management of Projects, as well as reimbursement of certain organization and other offering expenses described below.  The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any property improvement plan (“PIP”) at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor will also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing, and a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, and real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price.  Certain affiliates of the Advisor will receive an annual guarantee fee equal to 1.0% of the guaranty, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B Limited Partnership Unit (“Series B LP Unit”) holders) have received a 6% cumulative, but not compounded, return per annum. Per the terms of the Operating Partnership’s operating agreement, the Advisor receives distributions from the Operating Partnership in connection with their ownership of non-voting Series B LP Units. The Advisor’s ownership of Series B LP Units is presented as non-controlling interest on the accompanying consolidated financial statements.

The Advisor and its affiliates may be reimbursed by us for certain organization and offering expenses in connection with the Offering, including legal, printing, marketing and other Offering costs and expenses.  Following the termination of the Offering, the Advisor will reimburse us for any such amounts incurred by us in excess of 15% of the gross proceeds of the Offering.  In addition, we may pay directly or reimburse the Advisor and its affiliates for certain costs incurred in connection with its provision of services to the Company, including certain acquisition costs, financing costs, and sales and marketing costs, as well as an allocable share of general and administrative overhead costs.  All reimbursements are paid to the Advisor and its affiliates at cost.

NHS earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties equal to 4% of gross revenue. NHS also earns an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. The Company reimburses NHS for certain costs of operating the properties incurred on behalf of the Company. All reimbursements are paid to NHS at cost.

Debt

Lines of Credit

On August 22, 2018, we entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of the Operating Partnership. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 6.00%. As of September 30, 2019 and December 31, 2018, the interest rate was 6.25% and 6.50%, respectively, and there was no outstanding balance on the line of credit. The line of credit requires monthly payments of interest only, with all principal due at maturity on November 22, 2019.

On November 15, 2018, we entered into a $25.0 million revolving line of credit to provide immediate funds to acquire hotel properties. The facility had a variable interest rate equal to 30‑day LIBOR, plus 3.25% and had an initial term of 12 months. Each advance made under the facility was secured by a hotel property, required monthly payments of interest for the first three months following the advance, and monthly payments of principal and interest thereafter. We drew $5.2 million on the line of credit in connection with the purchase of the Cedar Rapids Property, which remained outstanding at December 31, 2018.  The outstanding balance was repaid in full in March 2019 when the Cedar Rapids property was refinanced.  As of December 31, 2018, the interest rate was 5.60%, and we elected to close the line of credit in September 2019.

Mortgage Loans

As of September 30, 2019, we had $33.5 million in outstanding mortgage debt secured by four properties, with maturity dates ranging from March 2024 to August 2024,  with fixed interest rates ranging from 4.13% to 5.33%, and a weighted-average interest rate of 4.73%.  The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity.  As of December 31, 2018, the Company did not have any mortgage debt.

Properties Under Contract

As of the date of this filing, we had  five hotel properties under contract for an aggregate contract purchase price of approximately $69.4 million. We are still conducting our diligence review with respect to each property. Each of these pending acquisitions is subject to our completion of satisfactory due diligence and other closing conditions, including, with respect to two properties, the approval of the existing lender of our assumption of the mortgage loan encumbering such properties. There can be no assurance that we will complete any of these pending acquisitions on the contemplated terms, or at all. See “- Subsequent Events.”

Cash Flows

The following table provides a breakdown of the net change in our cash,  cash equivalents, and restricted cash:

	For the Nine Months Ended September 30,
	2019	2018*
Net cash used in operating activities	$(1,753,433)	$(281,583)
Net cash used in investing activities	(34,356,389)	-
Net cash provided by financing activities	46,573,866	2,797,345
Net increase in cash, cash equivalents and restricted cash	$10,464,044	$2,515,762

*     The nine months ended September 30, 2018, includes activity from the Company's inception (April 9, 2018) through

September 30, 2018.

Cash Flows From Operating Activities

As of September 30, 2019, we owned four hotel properties.  During the nine months ended September 30, 2019, net cash used in operating activities was $1.8 million.  As of September 30, 2018, we did not own any hotel properties. During the period from April 9, 2018 to September 30, 2018, net cash used in operating activities was $0.3 million.    We expect that our cash flows from operating activities will increase in future periods as a result of owning our current hotel properties for a full annual operating cycle, as well as anticipated future acquisitions of hotel properties and potential other real estate-related investments and the related operations of such investments.    Our cash flows used in operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See "-  Results of Operations" for further discussion of our operating results for the nine months ended September 30, 2019, and the period from April 9, 2018 to September 30, 2018.

Cash Flows From Investing Activities

Net cash used in investing activities was $34.4 million for the nine months ended September 30, 2019 and primarily consisted of $34.3 million for the acquisition of three hotel properties. No cash was used in investing activities for the period from April 9, 2018 to September 30, 2018.

Cash Flows From Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $46.6 million and consisted primarily of the following:

•	$29.2 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other offering costs of $5.2 million;
•

$18.2 million of net cash provided by debt financing as a result of proceeds from debt financing of $24.8 million, partially offset by principal payments on notes payable of $5.8 million and payments of financing costs of $0.8 million;

•	$0.8 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.6 million.

During the period from April 9, 2018 to September 30, 2018, net cash provided by financing activities of $2.8 million and consisted primarily of $2.9 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other organization and offering costs of $0.7 million, offset by the initial financing costs and distributions paid totaling $0.1 million.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first, second, and third quarter of 2019:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Used in
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2019	$280,080	$0.175	$98,912	$115,475	$214,387	$(1,215,000)
Second Quarter 2019	505,418	0.175	256,191	191,395	447,586	(316,321)
Third Quarter 2019	745,048	0.175	422,533	266,527	689,060	(222,112)
	$1,530,546	$0.525	$777,636	$573,397	$1,351,033	$(1,753,433)

(1)

Distributions for the periods from January 1, 2019 through September 30, 2019 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day.

(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the tenth day of the following month.

For the nine months ended September 30, 2019, we paid aggregate distributions of $1.4 million, including $0.8 million of distributions paid in cash and $0.6 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the nine months ended September 30, 2019 was $3.5 million.  Net cash flow used in operations for the nine months ended September 30, 2019 was $1.8 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

Going forward we expect our board of directors to continue to authorize and declare cash distributions based on daily record dates and to pay these distributions on a monthly basis. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Results of Operations

We expect that revenue, operating expenses, maintenance costs, real estate taxes and insurance, interest expense and asset management fees will each increase in future periods as a result of owning our current hotel properties for a full annual operating cycle, as well as anticipated future acquisitions of real estate investments.

Our results of operations for the three and nine months ended September 30, 2019 are not indicative of those expected in future periods, as we were formed on April 9, 2018 and did not complete our first acquisition until November 30, 2018. As of September 30, 2019, we owned four hotel properties.

In evaluating financial condition and operating performance, important indicators on which the Company focuses are revenue measurements, such as average occupancy, ADR and RevPAR, and expenses, such as property operations expenses, general and administrative expenses and other expenses described below.    Occupancy is the total

number of rooms occupied for the period divided by the total number of available rooms for the period. ADR is equal to the total gross room revenue divided by the total number of rooms rented for the period.  RevPAR is equal to the total gross room revenue divided by the total number of available rooms for the period.

Comparison of the three months ended September 30, 2019 versus the three months ended September 30, 2018

Revenue

Room revenues totaled $3.4 million and $0 for the three months ended September 30, 2019 and 2018, respectively. Other revenue, which consists of revenues from other hotel services, was $19,492 and $0 for the three months ended September 30, 2019 and 2018, respectively. Hotel occupancy, ADR, and RevPAR were 75.25%, $114.03, and $85.81, respectively, for the three months ended September 30, 2019.  We expect that room revenue, other revenue and total revenue will each increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

General and Administrative Expenses

General and administrative expenses were $1.5 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. These general and administrative expenses consisted primarily of administrative personnel costs and the cost of office supplies and equipment. We expect general and administrative expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets, but to decrease as a percentage of total revenue.

Sales and Marketing Expenses

Sales and marketing expenses were $0.3 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. These sales and marketing expenses consisted primarily of sales personnel costs, hotel brand loyalty program costs, advertising and other marketing costs.  We expect sales and marketing expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Property Operations Expenses

Property operations expenses were $1.2 million and $0 for the three months ended September 30, 2019 and 2018, respectively. These property operations expenses consisted primarily of property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. We expect property operating expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Franchise Fees

Franchise fees were $0.3 million and $0 for the three months ended September 30, 2019 and 2018, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. We expect franchise fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Property Management Fees

Property management fees were $0.3 million and $0 for the three months ended September 30, 2019 and 2018, respectively. Property management fees include the asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties.  We expect property management fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Acquisition Expenses

Acquisition expenses were $0.2 million and $1,275 for the three months ended September 30, 2019 and 2018, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisitions that are not attributable to a single property.  We expect acquisition expenses will increase in the future as a result of anticipated increases in the volume of potential acquisitions of real estate assets, but to decrease as a percentage of total revenue.

Depreciation

Depreciation expense was $0.4 million and $0 for the three months ended September 30, 2019 and 2018, respectively. We expect these amounts will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense was  $0.5 million and $0 for the three months ended September 30, 2019 and 2018, respectively. We expect these amounts to increase in future periods as a result of owning our current hotel properties for a full operating period and having the related financing obligations for a full operating period, as well as anticipated future acquisitions of real estate assets.  Furthermore, we expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Comparison of the nine months ended September 30, 2019 versus the period from April 9, 2018 to September 30, 2018

Revenue

Room revenues totaled $5.7 million and $0 for the nine months ended September 30, 2019 and the period from April 9, 2018 (inception) through September 30, 2018, respectively. Other revenue, which consists of revenues from other hotel services, was $29,697 and $0 for the nine months ended September 30, 2019 and the period from April 9, 2018 (inception) through September 30, 2018, respectively. Hotel occupancy, ADR, and RevPAR were 74.63%, $114.51, and $85.46, respectively, for the nine months ended September 30, 2019.  We expect that room revenue, other revenue and total revenue will each increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

General and Administrative Expenses

General and administrative expenses were $3.2 million and $0.1 million for the nine months ended September 30, 2019 and the period from April 9, 2018 (inception) through September 30, 2018, respectively. These general and administrative expenses consisted primarily of administrative personnel costs and the cost of office supplies and equipment.  We expect general and administrative expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets, but to decrease as a percentage of total revenue.

Sales and Marketing Expenses

Sales and marketing expenses were $0.7 million and $0.1 million for the nine months ended September 30, 2019 and the period from April 9, 2018 (inception) through September 30, 2018, respectively. These sales and marketing expenses consisted primarily of sales personnel costs, hotel brand loyalty program costs, advertising and other marketing costs.  We expect sales and marketing expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Property Operations Expenses

Property operations expenses were $2.1 million and $0 for the nine months ended September 30, 2019 and the period from April 9, 2018 (inception) through September 30, 2018, respectively. These property operations expenses consisted primarily of property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. We expect property operating expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Franchise Fees

Franchise fees were $0.6 million and $0 for the nine months ended September 30, 2019 and the period from April 9, 2018 (inception) through September 30, 2018, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. We expect franchise fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Property Management Fees

Property management fees were $0.5 million and $0 for the nine months ended September 30, 2019 and the period from April 9, 2018 (inception) through September 30, 2018, respectively. Property management fees include the asset management fees paid to the Advisor and management fees paid to property management service providers who manage the date-to-day operations of our hotel properties. We expect property management fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Acquisition Expenses

Acquisition expenses were $0.5 million and $1,275 for the nine months ended September 30, 2019 and the period from April 9, 2018 (inception) through September 30, 2018, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisitions that are not attributable to a single identifiable property.  We expect acquisition expenses to increase in the future as a result of anticipated increases in the volume of potential acquisitions of real estate assets, but to decrease as a percentage of total revenue.

Depreciation

Depreciation expense was $0.7 million and $0 for the nine months ended September 30, 2019 and the period from April 9, 2018 (inception) through September 30, 2018, respectively. We expect these amounts will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense was  $0.9 million and $0 for the nine months ended September 30, 2019 and the period from April 9, 2018 (inception) through September 30, 2018, respectively. We expect these amounts to increase in future periods as a result of owning our current hotel properties for a full operating period and having the related financing obligations for a full operating period, as well as anticipated future acquisitions of real estate assets.  Furthermore, we expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are or will be critical to our operations. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

The Company, as an emerging growth company, has elected to use the extended transition period which allows us to defer compliance with new or revised accounting standards. This allows the Company to adopt new or revised accounting standards as of the effective date for non-public business entities.

Investment in Hotel Properties

We evaluate whether each hotel property acquisition should be accounted for as an asset acquisition or a business combination. If substantially all of the fair value of the gross assets acquired is concentrated in a single asset or a group of similar identifiable assets, then the transaction is considered to be an asset acquisition. All of our acquisitions since inception have been determined to be asset acquisitions. Transaction costs associated with asset acquisitions will be capitalized and transaction costs associated with business combinations will be expensed as incurred.

Our acquisitions generally consist of land, land improvements, buildings, building improvements, and furniture, fixtures and equipment (“FF&E”). We may also acquire intangible assets or liabilities related to in-place leases, management agreements, debt, and advanced bookings. For transactions determined to be asset acquisitions, we allocate the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. For transactions determined to be business combination, we record the assets acquired and the liabilities assumed at their respective fair values at the date of acquisition. We determine the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions.

The difference between the relative fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to interest expense over the remaining term of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

Our investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to seven years for FF&E. Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized. Interest used to finance the real estate under development is capitalized as an additional cost of development. We discontinue the capitalization of interest once the real estate development project is substantially complete.

We assess the carrying value of its hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and our intent with respect to holding or disposing of the hotel properties. If our analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions or third-party appraisals.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general and our expected use of the underlying hotel properties. The assumptions and estimates related to the future cash flows and the capitalization rates are complex and subjective in nature. Changes in economic and operating conditions that occur subsequent to a current impairment analysis and our ultimate use of the hotel property could impact the assumptions and result in future impairment losses to the hotel properties.

Fair Value Measurement

We establish fair value measures based on the fair value definition and hierarchy levels established by GAAP. These fair values are based on a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1     Observable inputs such as quoted prices in active markets.

Level 2     Directly or indirectly observable inputs, other than quoted prices in active markets.

Level 3     Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Our estimates  of fair value were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. We classify assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

Depending on a hotel’s location and market, operations for the hotel may be seasonal in nature. This seasonality can be expected to cause fluctuations in our quarterly operating performance. For hotels located in non-resort markets, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. Accordingly, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

Subsequent Events

Property Acquisition Commitments

On October 2, 2019, we deposited $0.2 million, into escrow to extend the due diligence period related to the purchase of the 100-room Home2 Suites by Hilton (the “Home2 Suites Lubbock Hotel”) and the 101-room Fairfield Inn & Suites by Marriott (the “Fairfield Inn Lubbock Hotel”) in Lubbock, Texas, which was released to the seller and is nonrefundable.  On October 9, 2019, the diligence period expired under our purchase agreements to purchase the Home2 Suites Lubbock Hotel and the Fairfield Inn Lubbock Hotel.  The contractual purchase price of the Home2 Suites Lubbock Hotel and the Fairfield Inn Lubbock Hotel are $14.15 million and $15.15 million, respectively.  We  have deposited a total of $0.4 million, into escrow as earnest money pending the closing or termination of the purchase of the Home2 Suites Lubbock Hotel and the Fairfield Inn Lubbock Hotel. Except in certain circumstances described in the purchase agreements, if we fail to complete the acquisitions, we will forfeit the earnest money.  Each acquisition is subject to closing conditions, including the assumption of the existing loan secured by the applicable hotel. There can be no assurance that we will complete either or both of these acquisitions.

Distributions Declared

On October 1, 2019, our board of directors declared cash distributions on the outstanding shares of our common stock based on daily record dates for (i) the period from October 1, 2019 through October 31, 2019, which was paid in November 2019, (ii) the period from November 1, 2019 through November 30, 2019, which we expect to pay in December 2019, and (iii) the period from December 1, 2019 through December 31, 2019, which we expect to pay in January 2020.  Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00191781 per share per day.

Distributions Paid

On October 10, 2019, we paid distributions of $165,614, declared for daily record dates for each day in the period from September 1, 2019 through September 30, 2019. On November 8, 2019, we paid cash distributions of $$179,429, declared for daily record dates for each day in the period from October 1, 2019 through October 31, 2019.

Status of the Offering

As of November 13, 2019, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 5,261,603 shares of common stock, including 76,910 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $51.7 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risks have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, the Company is not subject to any material legal proceedings nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company by any governmental authorities.

Item 1A. Risk Factors

We have omitted risk factors from this Quarterly Report on Form 10‑Q pursuant to rules applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 1, 2018, we commenced a private placement offering of up to $100,000,000 in shares of our common stock. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company.  Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share.  During the three months ended September 30, 2019, we sold 1,384,460 shares of common stock in the private offering,  resulting in gross offering proceeds of approximately $13.6 million, including 28,055 shares issued pursuant to our dividend reinvestment plan. During the three months ended September 30, 2019, aggregate selling commissions of $1.0 million and marketing and diligence allowances and other wholesale selling costs and expenses of $0.8 million were paid in connection with the private offering.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The following discussion summarizes the principal terms of our share repurchase plan.

Repurchase Price

Under certain circumstances and subject to the death repurchase described below, the prices at which we will repurchase shares under our repurchase plan are as follows:

•	For those shares held by the stockholder for at least one year, 92% of the current share NAV;
•	For those shares held by the stockholder for at least two years, 96% of the current share NAV; and
•	For those shares held by the stockholder for at least three years, 100% of the current share NAV.

For purposes of determining the time period a stockholder has held each share, the time period begins as of the date the stockholder acquired the share, provided that shares purchased by the stockholder pursuant to our dividend reinvestment plan will be deemed to have been acquired on the same date as the initial shares to which the dividend reinvestment plan shares relate. The board of directors may, in its sole discretion, reject any request for repurchase and may, upon notice to the stockholders, amend, suspend or terminate the repurchase program at any time.

Limitations on Repurchase

There are several limitations on our ability to repurchase shares under our share repurchase plan:

•	Unless the shares are being repurchased in connection with a stockholder’s death, we may not repurchase shares unless the stockholder has held the shares for at least one year.
•

During any calendar year, we will repurchase only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan upon 10 business days’ notice to our stockholders.

•	During any calendar year, we will limit the total shares repurchased to no more than 5.0% of the weighted-average number of shares outstanding as of December 31 of the prior calendar year.
•

We have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

•

We will not repurchase shares if the board of directors determines, in its sole discretion, that the repurchase price determined in accordance with the terms of our share repurchase plan exceeds the then current fair market value of the shares to be repurchased.

Procedures for Repurchase

We will repurchase shares within 21 days following the end of a calendar quarter. We must receive a written request for repurchase at least two business days before the end of the calendar quarter in order for us to repurchase a stockholder’s shares on the repurchase date. If we cannot repurchase all shares presented for repurchase in any quarter, we will attempt to honor repurchase requests on a pro rata basis. The board of directors may, in its sole discretion, reject any request for repurchase.

If we did not completely satisfy a stockholder’s  repurchase request on a repurchase date because we did not receive the request in time, because of the limitations on repurchases set forth in our share repurchase plan or because of a suspension of our share repurchase plan, we would treat the unsatisfied portion of the repurchase request as a request for repurchase at the next repurchase date at which funds are available for repurchase unless the stockholder withdraws its request. Any stockholder may withdraw a repurchase request upon written notice to the program administrator if such notice is received at least two business days before the repurchase date.

All shares to be repurchased must be (i) fully transferable and not be subject to any liens or other encumbrances and (ii) free from any restrictions on transfer. If we determine that a lien or other encumbrance or restriction exists against the shares, we will not repurchase any such shares.

Neither we nor the board of directors will have any liability to any stockholder for any damages resulting from or related to the stockholder’s presentment of its shares. Further, stockholders will have complete responsibility for payment of all taxes, assessments and other applicable obligations and third-party costs resulting from or relating to our repurchase of shares. All repurchased shares shall be repurchased as treasury shares and may be made available for purchase to new or existing stockholders.

Special Repurchases—Death Repurchase

In the event of the death of a stockholder, the Company will, upon request and within six months from the date of the request, repurchase such stockholder’s shares regardless of the period the deceased stockholder has owned such shares at the following prices:

•	92% of the current share NAV if death occurs less than six months of the purchase;
•	96% of the current share NAV if death occurs from six months to one year of purchase; and
•	100% of the current share NAV if death occurs after one year of purchase.

We will not be obligated to repurchase a deceased stockholder’s shares if more than two years have elapsed from the date of death.

Amendment, Suspension or Termination of Program and Notice

The board of directors may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate our share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan.

During the three and nine months ended September 30, 2019, we did not repurchase any shares pursuant to our share repurchase plan because no shares were submitted for repurchase.    Based on the repurchase limits described above, as of September 30, 2019, there is $49,530 available for eligible purchasers for the remainder of 2019.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

3.2

Bylaws, dated as of April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2019)

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.1	Modification of Note issued to Midwest Bank, effective as of July 9, 2019 (incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

Ex.	Description

10.2	Loan Agreement relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.3

Promissory Note issued to Wells Fargo Bank relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.4	Mortgage relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.5	Security Agreement relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.4 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.6

Environmental Indemnity Agreement relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.5 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.7

Agreement Regarding Required Insurance relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.6 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.8

Assignment, Consent and Subordination of Management Agreement relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.7 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.9

Subordination Agreement relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.8 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.10	Guaranty relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.9 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.11	Account Closure Agreement, dated as of September 18, 2019, Regarding Revolving Line of Credit with TCF National Bank

10.12	Agreement of Purchase and Sale for the purchase of the Lubbock Home2 Suites, dated as of July 26, 2019

10.13	First Amendment to the Agreement of Purchase and Sale for the Purchase of the Lubbock Home2 Suites, dated as of September 11, 2019

10.14	Reinstatement and Second Amendment to the Agreement of Purchase and Sale for the purchase of the Lubbock Home2 Suites, dated as of October 1, 2019

10.15	Agreement of Purchase and Sale for the Purchase of the Lubbock Fairfield Inn & Suites, dated as of July 26, 2019

10.16	First Amendment to the Agreement of Purchase and Sale for the purchase of the Lubbock Fairfield Inn & Suites, dated as of September 11, 2019

10.17	Reinstatement and Second Amendment to the Agreement of Purchase and Sale for the Purchase of the Lubbock Fairfield Inn & Suites, dated as of October 1, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Ex.	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Repurchase Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGING FUND REIT III, INC.

Date:	November 13, 2019	By:	/s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer and Secretary
(principal executive officer)

Date:	November 13, 2019	By:	/s/ Katie Cox
Katie Cox
Chief Financial Officer
(principal financial officer)