Form 10-K
period 2019-12-31
Lodging Fund REIT III, Inc.
filed 2020-03-25
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to

Commission file number: 000‑56082

LODGING FUND REIT III, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	83‑0556111
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1635 43rd Street South, Suite 205 Fargo, North Dakota	58103
(Address of Principal Executive Offices)	(Zip Code)

(701) 630‑6500

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s shares of common stock. On June 1, 2018 the registrant launched its ongoing private offering of its shares of common stock, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were 3,288,371 shares of common stock held by non-affiliates as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 24, 2020, there were 6,962,813 outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 29, 2020.

i

FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10‑K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “should,” “expect,” “could,” “intend,” “anticipate,” “plan,” “estimate,” “believe,” “potential,” “continue,” “seek” or similar expressions. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The accompanying information in this Annual Report on Form 10-K, including, without limitation, the information set forth under the section entitled “Risk Factors” in Item 1A, identifies additional factors that could materially adversely affect actual results and performance.  All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

PART I

Item 1. Business.

Overview

Lodging Fund REIT III, Inc. was formed on April 9, 2018, as a Maryland corporation for the principal purpose of acquiring a diversified portfolio of limited-service, select-service and extended-stay hotel properties located primarily in “America’s Heartland,” which the Company defines as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2018, and we intend to continue to operate in such a manner. Where applicable in this Form 10‑K, “we,” “our,” “us,” and “the Company” refers to Lodging Fund REIT III, Inc., Lodging Fund REIT III OP, LP, a Delaware limited partnership and our operating partnership (the “Operating Partnership”), and their subsidiaries except where the context otherwise requires.

We conduct substantially all of our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner (the “General Partner”) of the Operating Partnership. We and the Operating Partnership are advised by Legendary Capital REIT III, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement, as amended, under which the Advisor performs advisory services regarding acquisition, financing and disposition of the hotel properties, and is responsible for managing, operating and maintaining the hotel properties and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates.

Our Advisor is wholly-owned by Corey Maple and Norman Leslie. To facilitate our REIT structure, the Operating Partnership formed Lodging Fund REIT III TRS, Inc., a Delaware corporation (“Master TRS”), to act as the “master” taxable REIT subsidiary (“TRS”) entity. When we acquire a hotel property, the Master TRS forms a separate wholly-owned TRS to act as lessee of the hotel property (a “TRS Lessee”). That TRS Lessee will enter into a lease agreement with a wholly-owned subsidiary of the Operating Partnership to operate the hotel property. We have engaged NHS to manage a number of the hotel properties acquired as of December 31, 2019; however, we can engage third party property management companies, and did so in January 2020. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal and co-owner of the Advisor. The Advisor has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services.

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) June 1, 2020, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. As of December 31, 2019, the Company had issued 6,005,743 shares of common stock resulting in gross offering proceeds of approximately $59.0 million, including 89,333 shares issued under our dividend reinvestment plan. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

Our principal executive offices are located at 1635 43rd Street South, Suite 205, Fargo, North Dakota 58103. Our telephone number is (701) 630‑6500.

Our Investment Objectives and Operations

We have invested and intend to continue to invest primarily in 80 to 200 room limited-service, select-service and extended stay hotel properties with strong mid-market brands in America’s Heartland. Our overall strategy is to purchase a diverse portfolio of hotels that presents a strong opportunity for both cash flow generation and capital appreciation. We will attempt to diversify our investment portfolio by geography, brand and asset opportunity type. Our target markets are metropolitan statistical areas in America’s Heartland with populations exceeding 250,000 that exhibit well-diversified business and leisure demand generators. We intend to focus mainly on well-known and established hotel brands, such as Marriott Hotels®, Hilton®, IHG and Hyatt® and their affiliated “flags”, however, we may acquire lesser-known hotel brands where strategically appropriate. We will attempt to further diversify our investments based on three asset opportunity classes: “Stabilized” opportunities (steady historical performers), “Refresh” opportunities (needing capital expenditure or management upgrades) and “Value” opportunities (requiring significant upgrades and stabilization). We do not intend to add Value opportunities unless circumstances arise that would make it advantageous.

Our investment objectives are:

•	to preserve, protect and return investor capital contributions;
•	to pay regular cash distributions; and
•	to realize appreciation in the value of our investments upon the ultimate sale of such investments.

There is no assurance that we will attain these objectives or that there will be any return of capital to investors. Investment results may vary substantially over time and from period to period. Our board of directors may, from time to time, change our investment objectives if it determines it is advisable and in the best interest of our stockholders.

Our Investment Strategy

Real Estate Portfolio

We acquired our first real estate property on November 30, 2018. As of December 31, 2019, our real estate portfolio consisted of five properties located in the following cities: Cedar Rapids, Iowa; Pineville, North Carolina; Eagan, Minnesota; Prattville, Alabama, and Lubbock, Texas referred to in this Form 10‑K as the “Cedar Rapids Property,” the “Pineville Property,” the “Eagan Property,” the “Prattville Property,” and the “Lubbock Home2 Property” respectively. See Part I, Item 2, “Properties” for a more detailed description of our real estate portfolio.

Real Estate Investments

We believe there is a significant inventory of properties in our target markets that are of quality construction, in good locations with well-known brands and historical track records that meet our diversified portfolio parameters. We plan to target markets that have been historically strong from a demand and growth perspective. We also plan to focus on properties that we anticipate will require relatively modest necessary capital improvements in the short term. Our intention is to build a diversified portfolio of hotel properties, complete certain property improvements and operate the individual hotel properties with a final goal of selling the entire portfolio in a single transaction.

We expect that the majority of the hotel properties will be mid-market hotels that do not provide full-service facilities to guests including the following types of franchised hotel properties:

•	Limited-Service Hotels. Limited-service hotels offer limited facilities and amenities, typically without a full-service restaurant.
•

Select-Service Hotels. Select-service hotels offer the fundamentals of limited-service properties together with a selection of services and amenities characteristic of full-service hotels. Generally, the additional amenities are restaurants and banquet facilities but on a less elaborate scale than one would find at full-service hotels.

•	Extended Stay Hotels. Extended stay hotels typically focus on attracting guests for extended periods. These properties quote weekly rates and blend transient and long-term bookings.

By concentrating on top-quality institutional franchisors like Marriott Hotels®, Hilton®, IHG and Hyatt® and their affiliated “flags”, we believe we can (i) command a Revenue Per Available Room, or “RevPAR”, premium over sub-market competitive sets, (ii) take advantage of the brands’ strong loyalty programs, (iii) utilize brand channels to deliver guests, (iv) enjoy the benefits of premier system standards, where the brands drive consistent quality, high service standards, innovative design and modern amenities across each respective flag, (v) benefit from effective brand segmentation where, through a wide range of hospitality choices within each brand family, each brand appeals to a broad range of travelers with differing levels of amenities and rates and (vi) utilize the brands’ institutional character to drive faster and stronger resale, financing flexibility and investor confidence. We will attempt to enter into minimum ten-year franchise agreements for each of our franchised hotel properties.

We generally will acquire a fee interest in hotel properties directly through special purpose entities which are generally wholly owned subsidiaries of our Operating Partnership. We may also make investments in certain hotel properties through joint ventures with third-party institutions, developers, operators, investors and other third parties as well as with affiliates of the Advisor. Such joint ventures may be leveraged with debt financing or unleveraged. We anticipate that we will purchase the hotel properties pursuant to purchase and sale agreements with the sellers, but we may also enter into contribution agreements whereby the owner of the property desires to exchange its property for limited partnership interests in the Operating Partnership.

We have financed and plan to continue to finance the purchase of hotel properties with proceeds from the Offering and loans obtained from third-party lenders. We expect to use moderate leverage to enhance the total cash flow to our stockholders. We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties; however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of our board of directors. We will seek to obtain financing on the most favorable terms available. Loans are expected to be nonrecourse and will be secured by the applicable hotel property. In some cases, however, we have been, and in the future may be, required to enter into guarantees for the loans for certain non-recourse carve-outs.

We have obtained and may in the future obtain lines of credit or other financings secured by one or more of the hotel properties in order to bridge the acquisition of, or acquire additional hotel properties, to fund property improvements and other capital expenditures, to make distributions, and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2019, we had a $3.0 million line of credit with Midwest Bank to provide immediate capital to fund acquisitions of the hotel properties. As of December 31, 2019, we had no outstanding balance on the line of credit. As of December 31, 2019, we had $41.7 million in outstanding mortgage debt secured by five properties, with maturity dates ranging from March 2024 to October 2026, with fixed interest rates ranging from 4.13% to 5.33%, and a weighted-average interest rate of 4.72%.

Our Disposition Strategy

We plan on holding and managing the hotel properties and our other investments for approximately five years following the termination of the Offering, although our board of directors has discretion to extend this holding period indefinitely. Our intention, however, is to dispose of our entire portfolio as soon as practicable when market conditions are favorable. Circumstances may arise, however, that make it more beneficial to sell one or more hotel properties on an individual basis. The Advisor will continually evaluate each hotel property’s performance based on economic and market conditions and our overall objectives to determine an appropriate time to sell the hotel properties in an effort to maximize total returns to our stockholders. The determination of when a particular hotel property should be sold or otherwise disposed of will be made by our board of directors, upon recommendation by our Advisor.

Our Employees

Lodging Fund REIT III, Inc. has no direct employees. The employees of the Sponsor, as an affiliate of the Advisor, perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities.

Competition

As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties, which may result in an increase in the amount we must pay to acquire a property or may require us to locate another property that meets our investment criteria. Such other potential buyers may include other listed and non-listed REITs or private investors. These potential buyers may have substantially greater financial resources and experience than we do. At the time we elect to dispose of our properties, we may be in competition with sellers of similar properties to locate suitable purchasers.

Economic Dependency

We depend on the Advisor and its affiliates, including the Sponsor, to provide certain services essential to the Company, including asset management services, supervision of the management of the hotel properties, asset acquisition and disposition services, as well as other administrative responsibilities for the Company, including accounting services, investor communications and investor relations. As a result of these relationships, we are dependent upon our Advisor and its affiliates.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties we currently own, or on properties that may be acquired in the future.

Industry Segments

Our current business consists of acquiring, managing, investing in and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment and, accordingly, we do not report segment information.

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

Item 1A. Risk Factors.

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our company and our business.

Risks Related to Owning Shares of Our Common Stock

The offering price for our shares of common stock in the Offering has been determined by us and has no relationship to established criteria such as book value or earnings per share.

The offering price for our shares of common stock in the Offering has been determined primarily by our board of directors and bears no relationship to any established criteria of value such as book value or earnings per share, or any combination thereof.  Further, the price of our shares of common stock is not based on our past earnings, nor does that price necessarily reflect current market value for our assets.  We may, but will have no obligation to, determine the Share NAV of our assets prior to the termination of the Offering.  The ordinary course of our business does not entail the valuation of businesses or securities, and therefore cannot guarantee that our estimation of the Share NAV will be an accurate estimation of our enterprise value.

Our shares of common stock have no public market, no public market is expected to develop, and consequently, it may be difficult for you to sell your shares.

There is no public trading market for our shares of common stock and we do not expect one to develop in the foreseeable future.  The absence of a public market for our shares of common stock could impair your ability to sell your shares at a fair price or at all.  In addition, the transfer of shares will be subject to additional limitations.  Although our board of directors has adopted a share repurchase plan, there is no guarantee that such program will remain in place in its current form, and our board of directors may suspend, modify or terminate the share repurchase plan at any time.  Consequently, you may have to hold your shares for an indefinite period of time because it may be difficult for you to sell your shares.

There are restrictions on transferring our shares of common stock, which may make your shares unattractive to prospective purchasers and may prevent you from selling them when you desire.

Transfer of your shares is restricted by applicable federal and state securities laws as well as the charter.  The shares have not been registered under federal securities laws or the securities laws of any other state.  Each investor who purchases shares must represent that it is acquiring our shares of common stock for investment and not with a view to distribution or resale and that it understands our shares of common stock are not freely transferable.  You may not sell, offer for sale, or transfer your shares in the absence of either an effective registration statement under the Securities Act and under applicable state securities laws, or an opinion of counsel satisfactory to our legal counsel that such transaction is exempt from registration under the Securities Act and under applicable state securities laws.  These restrictions may make your shares unattractive to prospective purchasers and may reduce the price prospective investors are willing to pay for your shares, even if transfer of these shares is allowed by state and federal securities laws.    Consequently, an investment in our shares of common stock should be considered only as a long-term investment for persons of adequate financial means who do not need liquidity.

There is no specified or guaranteed liquidation date for our shares of common stock.

There is no specified or guaranteed liquidity event or liquidation date for our shares of common stock.  Accordingly, shares must be considered solely as long-term investments.

The actual value of shares that we repurchase under our share repurchase plan may be substantially less than what we pay.

Under our share repurchase plan, shares currently may be repurchased at varying prices depending on the number of years our shares of common stock have been held and whether the repurchases are sought upon a stockholder’s death.  The current maximum price that may be paid under our program is $10.00 per share, which is the current Offering price of our shares of common stock in the Offering (ignoring purchase price discounts for certain purchasers).  This repurchase price is likely to differ from the price at which a stockholder could resell its shares.  Thus, when we repurchase shares at $10.00 per share, the actual value of our shares of common stock that we repurchase will be less, and the repurchase will be dilutive to our remaining stockholders.  Even at lower repurchase prices, the actual value of our shares of common stock may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

Our stockholders have limited redemption rights.

Our share repurchase plan includes numerous restrictions that severely limit our stockholders’ ability to redeem their shares for cash should they require liquidity.  See “Part II. Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Plan” for more information about the plan.

Our shares of common stock are being offered in reliance upon a private offering exemption under the Securities Act.  If we should fail to comply with the requirements of such exemption, our stockholders would have the right to rescind their purchase of shares.

Our shares of common stock are being offered and will be sold to investors in reliance upon a private offering exemption from registration provided in the Securities Act.  If we should fail to comply with the requirements of such exemption, our stockholders would have the right to rescind their purchase of their shares if they so desired.  It is possible that one or more stockholders seeking rescission would succeed.  This might also occur under applicable state securities laws and regulations in states where our shares of common stock will be offered without registration or qualification pursuant to a private offering or other exemption.  If a number of stockholders were successful in seeking rescission, we would face severe financial demands that would adversely affect us as a whole and, consequently, the investment in our shares of common stock by the remaining stockholders.

Our board of directors may create additional classes of our securities.

Our board of directors has the authority under the charter to create and issue additional classes of securities and to designate the rights, preferences and privileges thereof.  Our board of directors may in the future create one or more additional classes of securities having rights, preferences and privileges that are superior to and dilutive of our shares of common stock, including additional shares of common stock, preferred stock, warrants and options.  This could reduce the amount of cash available for distribution from our operations and liquidation to our stockholders and increases the risk that our stockholders will not profit from their acquisition of shares or will lose their investment entirely.  Our stockholders do not have any preemptive rights with respect to any equity which the Company may issue in the future.  Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our shares of common stock.

Risks Related to Our Business

We have limited operating history and may not be successful at operating a REIT, which may adversely affect our ability to make distributions to our stockholders.

We were formed in 2018 and have limited operating history. Our management team has limited experience managing REITs. We cannot assure you that our management team’s experience will be sufficient to successfully operate the Company as a REIT. The failure to do so could adversely affect our ability to make distributions to our stockholders.

We depend on the efforts and expertise of the Advisor and its officers and principals, whose continued service is not guaranteed.

We depend on the efforts and expertise of our officers and the Advisor, in particular Norman H. Leslie and Corey R. Maple, to execute our business strategy.  The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our business and, in turn, any return to our stockholders.

Our Advisor, its executive officers and other key personnel, the Sponsor’s employees and certain of our officers and directors will not devote their time and energies exclusively to us.

Our Advisor, its executive officers and other key personnel, the employees of the Sponsor, an affiliate of the Advisor, as well as certain of our officers and directors, whose services are essential to the Company, are, and will continue to be, involved in other business ventures, and will devote only such portion of their time to our affairs as they believe is appropriate to manage our affairs effectively.  They will face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of the Advisor, its executive officers and key personnel, the employees of the Sponsor, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders.

There is no assurance that we will satisfy our business objectives, which could limit our ability to make distributions and decrease the value of your investment.

There is no assurance that we will satisfy our business objectives.  No assurance can be given that our stockholders will realize a substantial return, if any, on their purchase or that we will be able to make distributions to our stockholders.  We may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in an investor’s best interests because of conflicts of interest. No assurance can be given that the Company will be able to acquire suitable investments or that the Company’s objectives will be achieved.

We own only hotel properties, which will limit the diversification of our investments.

We currently own a portfolio of seven hotel properties. We have no plans to acquire assets other than hotel properties, which limits the diversification of the type of properties we own. If we do not raise substantial funds in our Offering, we will be limited in the number and type of investments we and the Operating Partnership may make, which will result in a less diversified portfolio.  We may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to experience more volatility due to the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase, which may limit our ability to pay distributions to our stockholders. A limited number of hotel properties may place a substantial portion of the funds invested in the same geographical location with the same property-related risks.  In that case, the decline in a particular real estate market could substantially and adversely impact us. In the event of an economic recession affecting the economies of the areas in which the hotel properties are located, a decline in real estate values in general or the occurrence of any one of many other adverse circumstances, our financial performance could be materially and adversely affected.

Our business strategy depends significantly on achieving revenue and net income growth from anticipated increases in demand for hotel rooms, which will be adversely affected by weak economic conditions and travel-related concerns.

Our business strategy depends significantly on achieving revenue and net income growth from anticipated improvement in demand for hotel rooms. We cannot, however, provide any assurances that demand for hotel rooms will increase from current levels, or the time or extent of any demand growth that we do experience. If demand does not increase in the near future, or if demand weakens, our operating results and growth prospects could be adversely affected. The lodging industry has historically been closely linked to the performance of the general economy and thus, is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions can result from various events that are beyond our control, including terrorist attacks, travel-related health concerns, travel-related accidents, and unusual weather patterns and natural disasters such as tornados, hurricanes, or earthquakes.

We cannot predict the extent to which the recent outbreak of the COVID-19 virus will have on our business and the demand for our products and services.

The recent outbreak of the COVID-19 virus that has rapidly spread to a growing number of countries, including the United States, has created considerable instability and disruption in the U.S. and world economies.  The extent to which our results of operations or our overall value will be affected by the COVID-19 virus will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the COVID-19 virus and the actions required to be undertaken to contain the COVID-19 virus or treat its impact.  As a result of mandatory and voluntary shutdowns, self-quarantines or actual viral health issues, we have experienced a substantial number of cancellations and reduction in bookings for hotel rooms which could materially and adversely affect the financial performance of our hotels.  Market fluctuations may affect our ability to obtain necessary funds for the operation of our hotels from current lenders or new borrowings.  In addition, we may be unable to obtain financing for the acquisition of new hotels on satisfactory terms, or at all.  Third-party reports relating to market studies or demographics we obtained prior to the COVID-19 virus outbreak for hotels we acquired or have identified for acquisition may no longer be accurate or complete.  The occurrence of any of the foregoing events or any other related matters could materially and adversely affect our financial performance and our overall value, and stockholder may lose all or a substantial portion of their investment in us.

Our investment policies are subject to revision from time to time at our board of directors’ discretion, which could diminish stockholder returns below expectations.

Our investment policies may be amended or revised from time to time at the discretion of our board of directors, without a vote of our stockholders. Such changes could result in investments that may not yield returns consistent with our stockholders’ expectations.

If we are unable to successfully manage our growth, our operating results and financial condition could be adversely affected.

Our ability to grow our business depends upon our agreements with the Operating Partnership and the Advisor, and the business acumen of the individuals managing each of these entities.  If these agreements are terminated, we may not be able to hire and train sufficient personnel or develop management, information and operating systems suitable for our expected growth.  If we are unable to manage any future growth effectively, our operating results and financial condition could be adversely affected.

Our future growth and success depends on obtaining financing, and if we cannot secure financing on acceptable terms or at all, our growth may be limited.

The success of our growth strategy depends on access to capital through the use of excess cash flow, borrowings or subsequent issuances of our common stock or other securities.  We will require significant capital to acquire, renovate, rehabilitate, operate, and make periodic capital improvements at the hotel properties.  We may not be able to fund acquisitions, renovations or capital improvements solely from cash provided from our operating activities.  To the extent required funds are not available from operations, we will need to obtain new or additional borrowings on satisfactory terms, which will depend on capital markets conditions.  There is no assurance that we will be able to obtain the required financing for our hotel properties on favorable terms, or at all.

We may be unable to invest the proceeds of the Offering in a timely manner or on acceptable terms.

We may be unable to invest the Offering proceeds on acceptable terms, or at all, which could delay stockholders from receiving an appropriate return on their investment and reduce the amount available for distribution to our stockholders.  We cannot assure you that we will be able to identify properties that meet our investment criteria, that we will successfully consummate any investment opportunities we identify or that investments we may make will generate income or cash flow.  Our failure to find suitable hotel properties to acquire in a timely manner or on acceptable terms could result in returns that are substantially below expectations or result in losses.

We must rely on management companies that are eligible independent contractors to operate the hotel properties in order to qualify as a REIT and, as a result, we have less control than if we were operating the hotel properties directly.

In order for us to qualify as a REIT, management companies that are eligible independent contractors must operate the hotel properties.  Each of the hotel properties will be owned by a direct subsidiary of the Operating Partnership, which will lease the hotel properties to the TRS Lessees.  The TRS Lessees, in turn, will enter into management agreements with a management company to operate the hotel properties.  While we expect to have some input into operating decisions for the hotel properties leased by our TRS Lessees and operated under such management agreements, we have less control than if we were managing the hotels ourselves.  Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels.  If this is the case, we may decide to terminate the management agreement and potentially incur costs associated with the termination.  Additionally, NHS, which manages most of our existing hotel properties, is an affiliate of a principal of the Advisor.  As a result, the Advisor may have an incentive to not terminate the management agreement with NHS, even if the Advisor believes other operators may provide superior or more cost-effective services.

Our management agreements could adversely affect the sale or financing of the hotel properties and, as a result, our operating results and ability to make distributions to our stockholders could suffer.

We may enter into, or acquire hotels subject to, management agreements that contain restrictive covenants.  For example, the terms of some management agreements may restrict our ability to sell a hotel property unless, among other conditions, the purchaser is not a competitor of the operator and assumes the related management agreement.  Also, the provisions of a long-term management agreement encumbering a hotel property may reduce the value of such hotel property.  If we enter into or acquire hotel properties subject to any such management agreements, we may be precluded from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense, which could adversely affect our operating results and our ability to make distributions to stockholders.

Our franchisors could cause us to expend additional funds on upgraded operating standards, which may reduce cash available for distribution to stockholders.

Our existing hotel properties are, and we expect future hotel properties will be, subject to franchise agreements, and we may become subject to the risks that result from concentrating the hotel properties in one or several hotel franchise brands.  Our hotel operators will need to comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which the hotel properties will operate.  Pursuant to certain franchise agreements, certain upgrades are required every few years, and franchisors may also impose upgraded or new brand standards, which can add substantial expense for the affected hotel properties.  The franchisors also may require us to make certain capital improvements to maintain the hotel properties in accordance with system standards, the cost of which can be substantial and may reduce cash available for distribution to our stockholders.

Our franchisors may cancel or fail to renew our existing franchise licenses, which could adversely affect our operating results and our ability to make distributions to stockholders.

Franchisors periodically inspect hotels to confirm adherence to their operating standards.  We will rely on our operators to conform to the franchisors’ operating standards.  The failure of a hotel property to maintain standards could result in the loss or cancellation of a franchise license.  In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise.  The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel property because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor.  The loss of a franchise or adverse developments with respect to a franchise brand under which our hotels operate could also have a material adverse effect on our financial condition, results of operations and cash available for distribution to our stockholders.

Fluctuations in our financial performance, capital expenditure requirements and excess cash flow could adversely affect our ability to make and maintain distributions to our stockholders.

As a REIT, we are required to distribute at least 90% of our REIT taxable income each year to our stockholders (determined before the deduction for dividends paid and excluding any net capital gains).  In the event of downturns in our operating results and financial performance or unanticipated capital improvements to the hotel properties (including capital improvements that may be required by franchisors), we may be unable to declare or pay distributions to our stockholders.  The timing and amount of distributions are at the sole discretion of our board of directors, which considers, among other factors, our financial performance, debt service obligations, applicable debt covenants (if any), and capital expenditure requirements.  Among the factors which could adversely affect our results of operations and distributions to stockholders are reductions in hotel revenues, increases in operating expenses at the hotels leased to our TRS Lessees and capital expenditures at the hotels, including capital expenditures required by the franchisors.  We cannot assure you we will generate sufficient cash in order to continue to fund distributions.

We have not paid, and may not in the future pay, distributions solely from our cash flow from operations. To the extent we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

We may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from other sources, including debt financing and proceeds from our Offering.  There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations.  Distributions we paid through December 31, 2019 have been paid from proceeds from our Offering, and we expect that future distributions we pay will not be made solely from our cash flow from operations. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

We may from time to time make distributions to our stockholders in the form of our common stock, which could result in stockholders incurring tax liability without receiving sufficient cash to pay such tax.

Although we have no current intention to do so, we may in the future distribute taxable dividends that are payable in cash or common stock at the election of each stockholder.  Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes.  As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.  Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.

We may be subject to various conflicts of interest due to the relationships among the Advisor, the Operating Partnership, NHS and their respective affiliates.

We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided.  These fees were not negotiated at arm’s length and therefore, may be higher than fees payable to unaffiliated third parties. The Advisory Agreement may result in a conflict of interest between the Advisor and our stockholders due to the Advisor’s receipt of certain incentive and management fees related to operating the Company.  For example, the Advisor may earn increased management fees if a hotel property is retained, but it may be advantageous for our stockholders for such hotel property to be sold and the proceeds distributed.  In addition, certain incentive fees are payable to the Advisor upon the sale or acquisition of a hotel property.  This could incentivize the Advisor to acquire or dispose of hotel properties in instances where such acquisitions or dispositions are not in the best interests of our stockholders.  Furthermore, NHS, the management company expected to operate many of the hotel properties, is an affiliate of Norman H. Leslie who is an officer of the Company and the Advisor.  These relationships may be determined to cause conflicts of interest among the affected parties.

The hotel properties will include certain amenities for hotel guests that could increase the potential liabilities at the hotel properties.

Most of the hotel properties will be improved with various amenities, such as swimming pools, exercise rooms, laundry facilities, business centers and rentable event rooms.  Certain claims could arise in the event that a personal injury, death or injury to property should occur in, on, or around any of these improvements.  There can be no assurance that particular risks pertaining to these improvements that are insured will continue to be insurable on an economical basis or that current levels of coverage will continue to be available.  If a loss occurs that is partially or completely uninsured, we may lose all or part of our investment in the affected hotel property.  We may also be liable for uninsured or underinsured personal injury, death or property damage claims.  Liability in such cases may be unlimited but stockholders will not be personally liable.

Risks Related to the Lodging Industry

The lodging industry has experienced significant declines in the past and failure of the lodging industry to exhibit improvement may adversely affect our ability to execute our business strategy.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP.  It is also sensitive to business and personal discretionary spending levels.  Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of the hotel properties and therefore, the net operating profits of our TRS Lessees.  A substantial part of our business strategy is based on the anticipation that the lodging markets will continue to experience improving economic fundamentals in the future.  We cannot predict the extent to which the lodging industry will improve.  In the event conditions in the industry do not improve, or if they deteriorate, our ability to execute our business strategy would be adversely affected, which could adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.

Competition for acquisitions may reduce the number of properties we can acquire.

We compete for hotel investment opportunities with competitors that may have a different tolerance for risk or have substantially greater financial resources than are available to us.  This competition may generally limit the number of hotel properties that we are able to acquire and may also increase the bargaining power of hotel owners seeking to sell, making it more difficult for us to acquire hotel properties on attractive terms, or at all.

Competition for guests may lower our hotels’ revenues and profitability.

The limited-service, select-service and extended stay segments of the hotel business are competitive.  Our hotels compete on the basis of location, room rates and quality, service levels, reputation and reservation systems, among many other factors.  Many competitors have substantially greater marketing and financial resources than our operators or us.  New hotels create new competitors, in some cases without corresponding increases in demand for hotel rooms.  The result in some cases may be lower revenue, which would result in lower cash available for distribution to stockholders.

The seasonality of the hotel industry may cause fluctuations in our quarterly revenues which may require us to borrow money to fund distributions to stockholders.

Some hotel properties have business that is seasonal in nature.  This seasonality can be expected to cause quarterly fluctuations in revenues.  Quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors.  As a result, we may have to enter into short-term borrowings in order to offset these fluctuations in revenue and to make distributions to our stockholders.

The cyclical nature of the lodging industry may cause the return on our investments to be substantially less than we expect.

The lodging industry is cyclical in nature.  Fluctuations in lodging demand and therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affects levels of business and leisure travel.  In addition to general economic conditions, new hotel room supply can significantly affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact.  Room rates and occupancy tend to increase when demand growth exceeds supply growth.  Decline in lodging demand, or a continued growth in lodging supply, could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The ongoing need for capital expenditures at our hotel properties may adversely affect our financial condition and limit our ability to make distributions to our stockholders.

Hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment.  The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses.  These capital improvements may give rise to the following risks:

•	Possible environmental problems;
•	Construction cost overruns and delays;
•	Revenues may be reduced temporarily while rooms are out of service during construction;
•	Possible shortage of available cash to fund capital improvements;
•	Capital improvement financing may not be available on attractive terms;
•	Market demand uncertainties or a loss of market demand after capital improvements have begun; and
•	Disputes with franchisors/managers regarding compliance with relevant management/franchise agreements.

We intend to establish capital reserves in amounts we believe are necessary for the hotel properties.  If we have insufficient capital reserves, we will be required to obtain financing from other sources to fund our capital expenditure requirements.  There can be no assurance that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us.  Additional borrowing for capital needs and capital improvements will also increase our interest expense.  The costs and expenses of all these capital improvements could adversely affect our financial condition and amounts available for distribution to our stockholders.

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.

Some of our hotel rooms are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com.  As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our management companies.  Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification.  These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to the hotel brands under which our properties are franchised.  Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our hotel managers will rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data.  We plan to rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as personally identifiable information, including information relating to financial accounts.  Although we plan to take steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks.  Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information.  Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.

Recent world events including increased terrorist activities and the political and military responses of the targeted countries have created an air of uncertainty concerning security and the stability of the United States economy.  Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries over the past several years, often disproportionately to the effect on the overall economy.  The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined but any such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and our results of operations and financial condition.

General Risks Related to Real Estate Industry

The hotel properties will be subject to various risks associated with an investment in real estate.

The economic success of an investment in the Company will depend upon the results of the operations of the hotel properties, which will be subject to those risks typically associated with an investment in real estate.  Fluctuations in land values, occupancy levels, revenue and operating expenses can adversely affect operating results or render the sale or refinancing of the hotel properties difficult or unattractive.  No assurance can be given that certain assumptions as to the future levels of occupancy of the hotel properties or future costs of operating the hotel properties will be accurate because such matters will depend on events and factors beyond our control.  Such factors include, among others, occupancy levels, revenue and sales levels in the local areas where the hotel properties are located, adverse changes in local population trends, market conditions, neighborhood values, local economic and social conditions, supply and demand for property such as the hotel properties, competition from similar projects, interest rates, real estate tax rates, governmental rules, regulations and fiscal policies, including the effects of inflation and enactment of unfavorable real estate, environmental or zoning laws, hazardous material laws, uninsured losses and other risks.

Illiquidity of real estate investments could significantly impede our ability to liquidate our portfolio on advantageous terms.

Because real estate investments are relatively illiquid and difficult to sell quickly, we have limited ability to vary our portfolio in response changes in economic and other conditions.  Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinance of the underlying hotel property.  We may be unable to realize our investment objectives by sale, other disposition or refinance at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.  In particular, these risks could arise from weakness in or even the lack of an established market for a hotel property, availability of financing, capitalization rates, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the hotel property is located.  Further, we may be required to expend funds to correct defects or to make improvements before a hotel property can be sold.  We cannot assure you that we will have funds available to correct those defects or to make those improvements.  In addition, we may agree to lock-out provisions when acquiring a hotel property that materially restrict us from selling that hotel property for a period of time or impose other restrictions.  Our inability to sell the hotel properties at the time and on the terms we desire could reduce our cash flow and limit our ability to make distributions to our stockholders.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.

We anticipate maintaining comprehensive insurance on each of the hotel properties, including liability, terrorism, fire and extended coverage, of the type and amount customarily obtained for or by hotel property owners.  There can be no assurance that such coverage will continue to be available at reasonable rates, or at all.  Various types of catastrophic losses, like earthquakes and floods and losses from toxic mold, terrorist activities and pandemic outbreaks may not be insurable or may not be insurable on reasonable economic terms.  Lenders may require such insurance and failure to obtain such insurance could constitute a default under the loan agreements.  Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing.

In the event of a substantial loss, insurance coverage may not be sufficient to cover the full current market value or replacement cost of the hotel property.  Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we invested in a hotel property, as well as the anticipated future revenue from that particular hotel property.  In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel property.  Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace, rehabilitate or renovate a hotel after it has been damaged or destroyed.  Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel property.

Noncompliance with environmental laws and governmental regulations could adversely affect our operating results and our ability to make distributions to stockholders.

Federal, state and local laws impose liability on a landowner for the release or the otherwise improper presence on the premises of hazardous materials or hazardous substances.  This liability is without regard to fault for, or knowledge of, the presence of such materials or substances, subject to certain defenses.  A landowner may be held liable for hazardous materials or substances brought onto the property before it acquired title and for hazardous materials or substances that are not discovered until after it sells the property.  In addition, a landowner may be held liable for hazardous materials or substances that migrate from the property onto or beneath adjacent sites, as well as hazardous materials or substances from unknown or unidentified sources that may migrate from adjacent sites onto or beneath the property.  Similar liability may occur under applicable state law.  If any hazardous materials or substances are found within the real property underlying any of the hotel properties at any time, we could be held liable for cleanup costs, fines, penalties and other costs, and we may have little or no recourse against the sellers of the hotel properties.  Furthermore, various court decisions have established that third parties may recover damages for injury caused by release of hazardous substances and for property contamination. Although we will attempt to obtain current environmental site assessments for the hotel properties prior to acquisition, we may not obtain such information.  If losses arise from hazardous substance contamination that cannot be recovered from responsible parties, the financial viability of the hotel properties may be materially and adversely affected.

Compliance with the Americans with Disabilities Act (“ADA”) and other changes in governmental rules and regulations could substantially increase our cost of doing business and adversely affect our operating results and our ability to make distributions to our stockholders.

Our hotel properties are subject to the ADA.  Under the ADA, public accommodations must meet certain federal requirements related to access and use by disabled persons.  Although we intend to acquire hotel properties that are substantially in compliance with the ADA, we may incur additional costs of complying with the ADA at the time of acquisition and from time-to-time in the future to remain in compliance.  A number of additional federal, state and local laws exist that also may require modifications to the hotel properties or restrict certain renovations with respect to access by disabled persons.  A violation of the ADA could result in the imposition of fines by the federal government or an award of damages to private litigants, and attorneys’ fees may be awarded to a plaintiff claiming ADA violations.  State and federal laws in this area are constantly evolving and could place a greater cost or burden on us.  If we were required to expend unbudgeted funds to comply with the ADA or other applicable rules and regulations, our financial condition, results of operations, the market price of our shares of common stock and our ability to make distributions to our stockholders could be adversely affected.  The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate.

The hotel properties are subject to property taxes that may increase in the future, which could adversely affect our ability to make distributions to our stockholders.

The hotel properties are subject to real and personal property taxes.  These taxes may increase as tax rates change and as the hotel properties are assessed or reassessed by taxing authorities, including upon acquisition.  If property taxes increase, our financial condition, results of operations and our ability to make distributions to our stockholders could be materially and adversely affected.  As the owner of the hotel properties, we are ultimately responsible for payment of the taxes to the applicable government authorities.  If we fail to pay any such taxes, the applicable taxing authority may place a lien on the hotel property, and the hotel property could become subject to a tax sale.

The hotel properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

Litigation and concern about indoor exposure to certain types of toxic molds have been increasing as the public becomes aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions and respiratory problems.  Toxic molds can be found almost anywhere; they can grow on virtually any organic substance, as long as moisture and oxygen are present.  There are molds that can grow on wood, paper, carpet, foods and insulation.  When excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or unaddressed.  It is impossible to eliminate all molds and mold spores in the indoor environment.  In warm or humid climates, the likelihood of toxic mold can be exacerbated by the necessity of indoor air conditioning year round.  The difficulty in discovering indoor toxic mold growth could lead to an increased risk of lawsuits by affected persons, and the risk that the cost to remediate toxic mold will exceed the value of the property.  Because of attempts to exclude investigations, abatement and damage costs caused by toxic mold growth from certain liability provisions in insurance policies, there is no guarantee that insurance coverage for toxic mold will be available now or in the future.

Future changes in laws and regulations may adversely affect the resale value of real estate.

Future changes in land use and environmental laws and regulations, whether federal, state or local, may impose new restrictions on the development or use, and therefore the value, of real estate.  The resale of real estate by us may be adversely affected by such regulations.  In addition, cities and other municipalities may have different rules and regulations which may change from time to time, including retrofit ordinances, which may affect the capital needs of the hotel properties.  Any such changes would need to be addressed by us, which would reduce our net income and the amount of cash available for distributions to our stockholders.

The sellers of hotel properties may only make limited or no representations and warranties regarding the condition of the properties.

We may acquire real estate from sellers who make only limited or no representations and warranties regarding the condition of such real estate, the presence of hazardous materials or hazardous substances within such real estate, the status of governmental approvals and entitlements for such real estate or other matters adversely affecting such real estate.  We may not be able to pursue a claim for damages against such sellers except in limited circumstances.  The extent of damages that we may incur as a result of such matters cannot be predicted but potentially could result in a significant adverse effect on the value of such real estate.

We may acquire hotel properties from affiliates of the Advisor.

We may acquire hotel properties from affiliates of the Advisor.  Accordingly, notwithstanding that the purchase price will be based on a third-party appraisal, the purchase agreements for such hotel properties will not be negotiated on a third-party arm’s length basis.  Some of the terms of the purchase agreements with affiliates of the Advisor may not be on market terms.  The stockholders will not have approval rights with respect to the acquisition of hotel properties from affiliates.

We will not obtain audited results of operations for the hotel properties prior to acquiring the hotel properties.

We will not obtain audited operating statements regarding the prior operations of the hotel properties prior to acquiring the hotel properties.  We will rely on unaudited financial information provided by the sellers of the hotel properties.  Thus, it is possible that information we relied on with respect to the acquisition of the hotel properties may not be accurate.

We may not obtain independent third-party appraisals or valuations of a hotel property before acquiring it and our valuation may not be correct.

We may not obtain independent third-party appraisals or valuations of a hotel property, or other reports with respect to a hotel property, before we invest in such hotel property.  If we do not obtain such third-party appraisals or valuations, there can be no assurance that our valuation of a hotel property will be correct or that a hotel property’s value will exceed its cost to us or that any sale or other disposition of such hotel property will result in a profit for us.  Third-party appraisals and other reports may be prepared for lenders, in which case we typically will try to obtain a copy of such appraisals and reports for review, as well as reliance letters from the third-party preparers to allow us to rely on such appraisals and reports.  To the extent we do not obtain such other reports or reliance letters before investing in a hotel property, the risk of investing in such hotel property may be increased.

The value of real estate is generally based on capitalization rates which trends with interest rates.  If capitalization rates rise, the value of the hotel properties will decrease.

The value of commercial real estate is generally based on capitalization rates.  Capitalization rates generally trend with interest rates.  Consequently, if interest rates go up, so do capitalization rates.  Based on historical interest rates, current interest rates are low, as are current capitalization rates.  However, if interest rates rise in the future, it is likely that capitalization rates will also rise and, as a result, the value of real estate will decrease.  If capitalization rates increase, the hotel properties will likely achieve lower sales prices than anticipated, resulting in reduced returns.

Certain of the hotel properties in our current portfolio are, and future hotel properties may be, located in areas with increased risk of tornados, floods and other natural disasters and we do not intend to obtain insurance to cover these natural disasters unless required by a lender.

Some of the hotel properties in our current portfolio are, and future hotel properties may be, located in areas in the United States that have increased risk of tornados, floods, earthquakes, hurricanes, high winds or wildfires.  A tornado, flood, earthquake, hurricane, high winds or wildfire could cause structural damage to or destroy a hotel property.  We do not intend to obtain wind, flood or earthquake insurance for the hotel properties unless required by a lender.  We have obtained flood insurance for one of our hotels.  It is possible that any such insurance, if obtained, will not be sufficient to pay for damage to any hotel property.

We may not have control of hotel properties we acquire through joint ventures.

We may make some of our investments through joint ventures between the Company and both affiliated and non-affiliated parties.  It is anticipated that, with respect to any such investment, we and the joint venture partner will have joint control over the management and operation of the hotel property.  Thus, we will be dependent on the decisions made by our joint venture partner.  Such joint venture partner may have objectives which are different than those of the Company.

The presence of construction defects in newly or recently constructed hotel properties could adversely affect the financial performance of a hotel property.

Some of the hotel properties may be newly or recently constructed.  Newly constructed properties are sometimes subject to construction defects that only reveal themselves over time.  If any of the hotel properties should become subject to any construction defect issues, we may have remedies under state law as well as under any warranties from the contractors for the construction work, provided that the warranties were assigned to such owner.  If the warranties do not cover all the expenses associated with any construction defects that may arise, we could be liable for the expenses associated with correcting the construction defect.  If work is required to cure any construction defects, reserves may not be sufficient to pay for such work.  Accordingly, the presence of construction defects could adversely affect the financial performance of the hotel properties, we may be required to pay for all or part of the repair of such construction defects, which will reduce the cash flow from the hotel properties, and the return to our stockholders may be reduced.

Construction and rehabilitation at the hotel properties entails risks that are beyond our and any general contractor’s control, and the costs may exceed the funds available to us.

We have rehabilitated, renovated and made capital improvement at some of the hotel properties in our current portfolio, and expect to do so with future hotel properties.  Hotel properties have an ongoing need for capital improvements and the franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses.  The construction of commercial real property is cyclical and is significantly affected by changes in national and local economic and other conditions, such as employment levels, availability of financing, interest rates and demand for commercial properties.  Such uncertainties could adversely affect our performance.  In addition, construction entails risks that are beyond our or any general contractor’s control.  Completion of new construction, rehabilitation or redevelopment may be delayed or prevented by factors such as adverse weather, strikes or energy shortages, shortages or increased costs of labor and material for construction, delays in construction schedules, cost overruns, inflation, environmental, zoning, title or other legal matters and unknown contingencies.  Changes in construction plans and specifications, delays due to compliance with governmental requirements, increases in real estate taxes and other local government fees or imposition of fees not yet levied, or other delays could cause construction costs to exceed the amounts available from the Offering proceeds and any loans.  In the event that construction costs exceed funds available, our ability to complete the work to be done on a development hotel property will depend upon our ability to supply additional funds.  There can be no assurance that we will have adequate funds available for that purpose.  Any delays in construction may have an adverse impact on our cash flow and long-term success.

We will be required to obtain the approval of various governmental authorities when rehabilitating and improving the hotel properties, which may result in delays and increased costs.

In rehabilitating and improving the hotel properties, we will be required to obtain the approval of various government authorities regulating such matters as permitted land uses and levels of density and the installation of utility services such as water and waste disposal.  Governmental authorities have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas and the amount of these fees has increased significantly during recent years.  Many state laws require the use of specific construction materials which reduce the need for energy consuming heating and cooling systems.  Local governments also, at times, declare moratoriums on the issuance of building permits and impose other restrictions in areas where sewage treatment facilities and other public facilities do not reach minimum standards.  We will also be subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning protection of health and the environment.  Such governmental regulation may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict development in certain regions or areas, which could have an adverse effect on our business and results of operations.

We may not discover defects in the hotel properties prior to acquisition.

Although we intend to perform due diligence on the hotel properties before we acquire them, there can be no assurance that all defects (including physical defects, title issues and financial issues) will be discovered prior to acquisition.  In the event that a significant issue is not discovered with respect to a particular hotel property, our performance may be negatively impacted.

The hotel properties could become subject to condemnation actions.

The hotel properties or a portion of the hotel properties could become subject to an eminent domain or inverse condemnation action.  Any such action could have a material adverse effect on the marketability of a hotel property or the amount of return on investment for our stockholders.

We may sustain losses resulting from litigation that is not completely covered by insurance.

We anticipate that litigation will occur in the ordinary course of our business.  We intend to maintain adequate general liability insurance to cover such potential litigation which stems from the ordinary course of owning and operating the hotel properties; however, there can be no assurance that all losses will be covered.  If a loss occurs that is partially or completely uninsured, we may lose all or part of our investment.

Risks Related to Debt Financing

We have obtained, and in the future likely will obtain, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosures.

We have obtained, and expect in the future to obtain, loans to acquire the hotel properties and thus, the hotel properties will be leveraged.  We may also obtain mortgage debt on hotel properties that we already own in order to obtain funds to acquire additional hotel properties, to fund property improvements and other capital expenditures, to make distributions and for other purposes.  In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders.  We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%.  We will target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of our board of directors.  As of December 31, 2019, our aggregate loan-to-value ratio, based on the aggregate purchase price of the hotel properties, was approximately 62%.  No assurance can be given that future cash flow will be sufficient to make the debt service payments on any loans and to cover all operating expenses.  If the hotel properties’ revenues are insufficient to pay debt service and operating costs, we may be required to seek additional working capital.  There can be no assurance that such additional funds will be available.  In the event additional funds are not available, the lenders may foreclose on the hotel properties and our stockholders could lose their investment.  In addition, the degree to which we are leveraged could have an adverse impact on us, including (i) increased vulnerability to adverse general economic and market conditions, (ii) impaired ability to expand and to respond to increased competition, (iii) impaired ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes and (iv) requiring that a significant portion of cash provided by operating activities be used for the payment of debt obligations, thereby reducing funds available for distributions, operations and future business opportunities.

Restrictions on the availability of real estate financing, high interest rates and the cost of loans may make it difficult for us to finance or refinance the hotel properties.

Market fluctuations in real estate loans may affect the availability and cost of loans needed to acquire or refinance the hotel properties.  There is no assurance that we will be able to obtain the required financing to acquire or refinance the hotel properties.  Restrictions on the availability of real estate financing or high interest rates on real estate loans may also adversely affect our ability to sell the hotel properties.  Based on historical interest rates, current interest rates are low and, as a result, it is likely that the interest rates available for future real estate loans and refinancings will be higher than the current interest rates for such loans, which may have a material and adverse impact on the hotel properties and us.

Some of our financing arrangements involve interest only loans and balloon payment obligations and an inability to prepay until shortly before maturity.  These may, in the future, adversely affect our ability to make distributions.

Debt on some of our existing hotel properties require us to make interest only payments with a lump-sum or “balloon” payment at maturity.  Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the hotel property.  At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the hotel property at a price sufficient to make the balloon payment.  Several of the loans obtained to acquire our existing hotel properties do not allow for prepayment until shortly before maturity and provide that any prepayment may require the payment of a prepayment fee.  Consequently, we may not be able to take advantage of favorable changes in interest rates. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of the hotel properties.  In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax.

Our lines of credit and loans on the hotel properties may involve variable interest rates, which could increase our interest costs and reduce our cash flows.

Our existing line of credit has a variable interest rate, and it is anticipated that the loans we obtain in the future may have variable interest rates.  Any increase in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders.  In the event that the interest rate on any loan increases significantly, we may not have sufficient funds to pay the required interest payments.  In such event, the continued ownership of the applicable hotel property may be threatened.  In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

We may incur recourse debt or be liable for nonrecourse carve-outs and springing recourse events under the loans for the hotel properties, which may permit the lenders to proceed against our assets.

Although we anticipate obtaining loans for the hotel properties that will be nonrecourse as to principal and interest, we may obtain recourse debt to finance our acquisitions.  Further, lenders have required and may in the future require us to be personally liable for certain carve-outs and springing recourse events.  In circumstances where personal liability attaches, the lender could proceed against our assets.  If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be reduced and our stockholders may lose part of their investment.

If we violate any restrictions on transfer imposed by lenders, the lender could have the right to declare the entire amount of the loan to be immediately due and payable.

Loans on our existing hotel properties, and we anticipate that loans on future hotel properties will, restrict our ability to sell our interests in the hotel properties.  The lenders may also impose restrictions on the transferability of our shares of common stock.  Upon violation of the restrictions on transfer or encumbrance, a lender will have the right to declare the entire amount of the loan, including principal, interest, prepayment premiums and other charges, to be immediately due and payable.  If the lender declares the loan to be immediately due and payable, we will have the obligation to immediately pay the loan in full, including applicable prepayment charges.  If replacement financing is not found or the loan is not immediately paid in full, the lender may invoke its other remedies under the loan, which may include proceeding with a foreclosure that would cause us to lose our entire interest in the applicable hotel property.

If we default on a loan, it could result in foreclosure of the hotel property, which could result the loss of all or a substantial portion of the investment we made in the hotel property.

Loans on our existing hotel properties include various actions by us that will cause an event of default under such loans, including, among others, the failure to pay required payments under the loan, the failure to pay taxes, the failure to maintain insurance, the assignment by an owner of a hotel property of an interest in such hotel property to a creditor, the bankruptcy of an owner of a hotel property, the filing of an action for partition or the transfer of an interest in a hotel property without lender’s consent.  Additional events of default may be applicable to some or all of the loans.  If we default under a loan for any reason, the lender may declare a default under the applicable loan, which could result in foreclosure by the lender on the applicable hotel property and the loss of all or a substantial portion of the investment we made in such hotel property.

The derivative financial instruments we use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investment.

We are exposed to the effects of interest rate changes as a result of borrowings we use to maintain liquidity and to fund the acquisition, expansion and refinancing of the hotel properties and our operations.  Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes.  Although we currently have no long-term variable rate debt instruments in our portfolio, we may choose to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level.  We may utilize a variety of derivative financial instruments, including interest rate caps, floors and swap agreements, in order to hedge exposures and limit the effects of changes in interest rates on our operations, but no hedging strategy can protect us completely.  When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that counterparties may fail to honor their obligations under these arrangements, these arrangements may not be effective in reducing our exposure to interest rate changes, and losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders, and the losses may exceed the amount we invested in the instruments.  These hedging agreements involve risks,.  We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that its hedging transactions will not result in losses.  In addition, the use of such instruments may reduce the overall return on our investments.  These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT gross income tests.

Certain of the hotel properties and our other assets are cross-collateralized.

We have obtained a line of credit or other debt financing which require that our assets be cross-collateralized.  No assurance can be given that future cash flow will be sufficient to make the debt service payments on our loans and to cover all operating expenses.

Risks Related to Our Organization and Structure
Our TRS Lessee structure subjects us to the risk of increased hotel operating expenses that could adversely affect our operating results and our ability to make distributions to our stockholders.

Our leases with our TRS Lessees will require our TRS Lessees to pay the owners of the hotel properties (which are wholly-owned subsidiaries of the Operating Partnership) rent based, in part, on revenues from the hotel properties. Our operating risks include decreases in hotel property revenues and increases in operating expenses, which would adversely affect our TRS Lessees’ ability to pay rent due under the leases, including, but not limited to, increases in wage and benefit costs, repair and maintenance expenses, energy costs, property taxes, insurance costs and other operating expenses.  As these rent payments will be a primary source of our revenue, any inability of our TRS Lessees to make such rent payments would likely have a significant adverse impact on our financial condition, results of operations and our ability to make distributions to our stockholders.

Our TRS structure increases our overall tax liability.

Our TRS Lessees will be subject to federal, state and local income tax on their taxable income, which consists of the revenues from the hotel properties, net of the operating expenses for the hotel properties and rent payments to the Operating Partnership.  Accordingly, although ownership of our TRS Lessees allows us to participate in the operating income from the hotel properties in addition to receiving rent, that operating income is fully subject to corporate income tax.  The after-tax net income of our TRS Lessees will be available for distribution to us.

Our ownership of our TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s- length terms.

A REIT may own up to 100% of the stock of one or more TRSs.  A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to management agreements.  Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS.  A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS.  Overall, no more than 20% of the value of a REIT’s gross assets may consist of stock or securities of one or more TRSs.  In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.  The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.  Our TRS entities will be subject to federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution, but is not required to be distributed to us.  There can be no assurance that we will be able to comply with the 20% limitation or to avoid application of the 100% excise tax.

If our leases with our TRS Lessees are not respected as true leases for federal income tax purposes, we would not qualify as a REIT.

To qualify as a REIT, we are required to satisfy two gross income tests pursuant to which specified percentages of our gross income must be passive income, such as rent.  For the rent paid pursuant to the leases with our TRS Lessees, which should constitute substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement.  We plan to structure our leases so that they will be respected as true leases for federal income tax purposes, but there can be no assurance that the Internal Revenue Service (“IRS”) will agree with this characterization or will not challenge this treatment, or that a court would not sustain such a challenge.  If the leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and likely would fail to qualify for REIT status.

If our hotel operators do not qualify as “eligible independent contractors,” we would not qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of a REIT will not be qualifying income for purposes of the two gross income tests applicable to REITs.  We will lease all of the hotel properties to our TRS Lessees.  A TRS Lessee will not be treated as a “related party tenant,” and will not be treated as directly operating the hotel properties to the extent the hotel properties are operated by an “eligible independent contractor.”  If our hotel property operators do not qualify as “eligible independent contractors,” we would not qualify as a REIT.  Each of the management companies that enters into a management agreement with our TRS Lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS Lessees to be qualifying income for our REIT income test requirements.  In order to qualify as an eligible independent contractor, an operator must not own more than 35% of our outstanding shares (by value).  In addition, if the operator is a corporation, not more than 35% of the total combined voting power of whose stock (or 35% of the total shares of all classes of whose stock), or, if the operator is not a corporation, not more than 35% of the interest in whose assets or net profits is owned, directly or indirectly, by one or more persons owning 35% or more of our shares of common stock.  Complex ownership attribution rules apply for purposes of these 35% thresholds.  Although we intend to monitor ownership of our shares of common stock by our hotel property operators and their owners, there can be no assurance that these ownership levels will not be exceeded.

The lease of the hotel properties to a TRS is subject to special requirements.

We may lease certain “qualified lodging facilities” to a TRS (or a limited liability company of which a TRS is a member).  The TRS in turn will contract with a management company to operate the lodging facility operations at the hotels.  The rents paid by a TRS in this structure would be treated as qualifying rents from real property for purposes of the REIT requirements only if (i) they are paid pursuant to an arm’s-length lease of a qualified lodging facility property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property.  An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the management agreement, the operator is actively engaged in the trade or business of operating qualified lodging facility properties for any person who is not a related person to us or our TRSs.  If any of the above conditions are not satisfied, then the rents will not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.  If we cease to qualify as a REIT, we would become subject to federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

The ability of our board of directors to change our major policies may not be in your best interest.

Our board of directors determines our major policies, including policies and guidelines relating to our acquisitions, leverage, financing, growth, operations and distributions to stockholders and our continued qualification as a REIT.  Our board of directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders.  Accordingly, our stockholders will have limited control over changes in our policies and those changes could adversely affect our financial condition, results of operations, the market price of our shares of common stock and our ability to make distributions to our stockholders.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy.  To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income.  We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by the risk factors described herein.  Subject to satisfying the requirements for REIT qualification, we intend over time to make regular monthly distributions to our stockholders.  Our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders.  Our board of directors makes determinations regarding distributions based upon factors that it deems relevant.

Among the factors that could impair our ability to make distributions to our stockholders are:

•	our inability to realize attractive returns on our investments;
•	unanticipated expenses that reduce our cash flow or non-cash earnings;
•	decreases in the value of the underlying assets; and
•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to continue to make distributions to our stockholders or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time.  Distributions could be dilutive to our financial results and may constitute a return of capital to our investors, which would have the effect of reducing each stockholder’s basis in its shares.

If we are deemed to be an investment company under the Investment Company Act of 1940, our stockholders’ investment return may be reduced.

The Investment Company Act of 1940, as amended (the “Investment Company Act”) requires that any issuer that is beneficially owned by 100 or more persons and that owns certain securities be registered as required under the Investment Company Act.  Pursuant to the Operating Partnership Agreement, we are solely responsible for the management and operation of the Operating Partnership and, as a result, our interest in the Operating Partnership has significant incidents of a true general partnership interest and does not fall within the definition of a “security” for purposes of the Investment Company Act.  If our interest in the Operating Partnership is deemed to be a security or if the Operating Partnership fails to qualify for an exemption or exclusions from the Investment Company Act, we will be required to register under the Investment Company Act.  In the event we are required to register under the Investment Company Act, the returns to our stockholders will likely be significantly reduced.

We will be subject to certain risks relating to the Operating Partnership’s acceptance of contributed property in exchange for limited partnership interests.

We intend to own all of our assets through the Operating Partnership.  The Operating Partnership may accept contributions of property from certain persons in exchange for limited partnership interests in the Operating Partnership.

The acceptance of persons as limited partners in the Operating Partnership involves certain risks including (i) entering into certain indemnification agreements with the contributing limited partners that would cause us to indemnify such persons for tax liability that may be incurred by the contributing limited partners related to the sale of the contributed property, (ii) the fact that the contributing limited partners will have certain voting rights with respect to the Operating Partnership and (iii) the need for the Operating Partnership to allocate debt to contributing limited partners.

We may need to modify our investment portfolio in the future in order to qualify as a REIT, which may adversely affect our performance.

If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to qualify as a REIT or maintain our exclusion from the definition of an investment company.  If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish.  This difficulty may be exacerbated by the illiquid nature of many of the assets that we intend to own.  We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Under Maryland law, our directors have limited liability if they perform their duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances.  We are required to indemnify our directors and officers to the maximum extent permitted under Maryland law.

Maryland law provides that a director will not have any liability in that capacity so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances.  Our charter provides that to the maximum extent permitted by Maryland law, none of our present or former officers or directors will be liable to us or our stockholders for money damages.  In addition, the charter and the bylaws require us to indemnify (including advancement of expenses) our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law.  As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law.

Maryland law prohibits business combinations with certain interested stockholder and their affiliates unless otherwise approved by our board of directors, which could inhibit a change in control.

Certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with (i) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock, which is referred to as an “interested stockholder,” (ii) an affiliate or associate of the Company who, at any time within the two-year period prior to the date in question, beneficially owned, directly or indirectly, 10% or more of the voting power of our then outstanding stock, which is also referred to as an interested stockholder or (iii) an affiliate of an interested stockholder.  These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder.  Thereafter, any business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting stock and two-thirds of the votes entitled to be cast by holders of shares of our voting stock other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.  These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest.  These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder.

Provisions contained in Maryland law that are reflected in our charter and bylaws may have anti-takeover effects, potentially preventing investors from receiving a “control premium” for their shares.

Provisions contained in our charter and bylaws, as well as Maryland corporate law, may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent our stockholder from receiving a “control premium” for their shares.  For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their shares over then-prevailing market prices.  These provisions include the following:

•

Ownership limit.  The ownership limit in our charter limits related investors including, among other things, any voting group, from acquiring no more than 9.8% of the value or number of the aggregate, whichever is more restrictive, of our then outstanding shares of common stock, and no more than 9.8% of the value of our then outstanding capital stock (which includes all of our common stock and preferred stock), without the consent of our board of directors.

•

Preferred stock.  Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued.  These actions can be taken without soliciting stockholder approval.

•	Maryland control share acquisition statute. Maryland law limits the voting rights of “control shares” of a corporation in the event of a “control share acquisition.”
Federal Income Tax Risks
If we sell a built-in gain asset within five years of the effective date of our REIT election, we may be subject to corporate-level tax on the built-in gain component.

We currently own an interest in the Operating Partnership and therefore will be deemed to own a corresponding interest in the assets acquired by the Operating Partnership.  Upon conversion to a REIT, each such asset that has a fair market value in excess of its adjusted basis generally will be considered a “built-in gain asset.”  This built-in gain component will be fixed as of the date of conversion to REIT status.  If we sell a built-in gain asset within five years of the effective date of our REIT election, we will (subject to certain exceptions) be subject to a corporate-level tax on the built-in gain component.  To the extent that we are required to pay federal, state and local taxes, we will have less cash available for distributions.

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our gross income (an annual test) and assets (tested as of the end of each calendar quarter) and other tests imposed by the Code.  If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates.  In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status.  Losing our REIT status would reduce our net earnings available for investment or distributions to stockholders because of the additional tax liability.  In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions.  If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders, is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. REIT dividends that are not designated as qualified dividend income or capital gain dividends are taxable as ordinary income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. However, under the Tax Cuts and Jobs Act of 2017, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of qualified REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us).  Prospective investors are urged to consult with their tax advisors regarding the effect of this change on their effective tax rate with respect to REIT dividends.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may still be subject to some federal, state and local taxes on our income or property.  For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain).  To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.  We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

•

We will be subject to a 4.0% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or we qualified for a “safe harbor” under the Code.

•

If we hold or acquire assets when we are taxable as a corporation prior to our qualification as a REIT, such assets when held by us as a REIT may be subject to tax if sold in the five-year period following the acquisition of such assets.

The ownership limits that apply to REITs, as prescribed by the Code and by the charter, may inhibit market activity in our shares of common stock and restrict our business combination opportunities.

In order for us to qualify as a REIT, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify as a REIT.  Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT).  The charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT.  The charter also provides that, unless exempted by the Board, no person may own more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding shares of common stock, or 9.8% by value or number of shares, whichever is more restrictive, of our outstanding capital stock.  Our board of directors may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limit or establish a different limit on ownership, or excepted holder limit, for a particular stockholder if the stockholder’s ownership in excess of the ownership limit would not result in our being “closely held” under Code Section 856(h) or otherwise failing to qualify as a REIT.  These ownership limits could delay or prevent a transaction or a change in control of the Company that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

REIT distribution requirements could adversely affect our ability to execute our business plan.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain).  Further, we must distribute 100% of our REIT taxable income in order to avoid a corporate level tax.  From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to our stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).  If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4.0% excise tax in a particular year.  These alternatives could increase our costs or reduce our equity.  Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares of common stock.  In order to meet these tests, we may be required to forego investments we might otherwise make.  Thus, compliance with the REIT requirements may hinder our performance.  In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our gross assets consists of cash, cash items, government securities and qualified real estate assets.  The remainder of our investment in securities (other than government securities, securities that constitute qualified real estate assets and securities of our TRSs) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.  In addition, in general, no more than 5% of the value of our gross assets (other than government securities, securities that constitute qualified real estate assets and securities of our TRSs) can consist of the securities of any one issuer, and no more than 20% of the value of our total gross assets can be represented by the securities of one or more TRSs.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.  As a result, we may be required to liquidate otherwise attractive investments.  These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax.  In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business (subject to a safe harbor under the Code for certain sales).  It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries.  However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

Non-United States investors may be subject to FIRPTA on the sale of its shares if we are unable to qualify as a “domestically controlled qualified investment entity.”

A non-United States person disposing of a United States real property interest, including shares of a United States corporation whose assets consist principally of United States real property interests, is generally subject to a tax under the Foreign Investment in Real Property Tax Act, known as FIRPTA, on the gain recognized on the disposition of such interest.  Note that “qualified foreign pension funds” and certain other qualified foreign stockholders may be generally exempt from FIRPTA.  In addition, FIRPTA does not apply, however, to the disposition of shares in a REIT if the REIT is a “domestically controlled qualified investment entity.”  A REIT is a domestically controlled qualified investment entity if, at all times during a specified testing period (the continuous five-year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-United States holders.  We cannot assure you that we will qualify as a domestically controlled qualified investment entity.  If we were to fail to so qualify, and if a separate exemption did not apply, gain realized by a non-United States investor on a sale of its shares would be subject to FIRPTA unless our shares of common stock were traded on an established securities market and the non-United States investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

Complying with the REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our assets and operations.  Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks, including gain from the disposition of certain hedging transactions, will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate, (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests or (iii) risks associated with the extinguishment of certain indebtedness or the disposition of certain property related to prior hedging transactions described in (i) or (ii) above and each such instrument is properly identified under applicable Treasury Regulations.  Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests.  As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain.  For so long as we are not a publicly offered REIT, in order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.”  A dividend is generally not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in the REIT’s organizational documents.  There is no de minimis exception with respect to preferential dividends.  Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.  We can provide no assurance that we will not be treated as inadvertently paying preferential dividends.

Changes made to the U.S. tax laws could have a negative impact on our business.

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) included provisions that changed the tax treatment of owning and operating real estate.  The TCJA, among other things:

•

Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;
•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;
•

Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income; and

•

Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the TCJA, in particular those affecting individual taxpayers, expire at the end of 2025.

As a result of the changes to U.S. federal tax laws implemented by the TCJA, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually.

The TCJA is a complex revision to the U.S. federal income tax laws with various impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas.  The long-term impact of the TCJA on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time.  Furthermore, the TCJA may negatively impact certain of our tenants’ operating results, financial condition, and future business plans.  The TCJA may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding.  There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations.

We note further that the tax laws or regulations governing REITs or the administrative interpretations thereof may be amended at any time.  We cannot predict if or when any new or amended law, regulation, or administrative interpretation will be adopted, promulgated, or become effective, and an such change may apply retroactively.  Prospective investors are urged to consult with their tax advisors.

Retirement Plan Risks

If the fiduciary of an employee benefit plan fails to meet the fiduciary requirements and other standards under ERISA and the Code as a result of investment in our shares of common stock, the fiduciary could be subject to criminal and civil penalties.

Special considerations apply to (i) employee benefit plans subject to ERISA, (ii) plans, IRAs and other arrangements subject to Code Section 4975 (such as an individual retirement account (“IRA”)) and (iii) entities deemed under ERISA to hold the “plan assets” of any such employee benefit plans or plans that are investing in our shares of common stock.  Fiduciaries investing the assets of such a plan in our shares of common stock should, among other things, consider the following:

•	whether the investment is in accordance with the documents and instruments governing such plan;
•	the definition of “plan assets” under ERISA and the impact thereof on the plan’s investment in the Company;
•	whether the investment satisfies the diversification requirements of Section 404(a)(1)(C) of ERISA (or other applicable law);

•

whether, under Section 404(a)(1)(B) of ERISA (or other applicable law), the investment is prudent, considering the nature of an investment in the Company and our compensation structure and the fact that there is not expected to be a market created in which our shares of common stock can be sold or otherwise disposed of;

•	that we have a limited history of operations;
•

whether we or any of our affiliates are a “party-in-interest” (within the meaning of Section 3(14) of ERISA) or “disqualified person” (within the meaning of Code Section 4975) with respect to the plan;

•	the need to annually value our shares of common stock; and
•	whether an investment in the Company will cause the plan to recognize unrelated business taxable income.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares of common stock annually beginning after the Initial Valuation Date.  We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Code.  The Department of Labor or the IRS may determine that a plan fiduciary is required to take further steps to determine the value of our shares of common stock.  In the absence of an appropriate determination of value, a plan fiduciary may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil penalties and could subject the fiduciary to claims for damages or for equitable remedies.  In addition, if an investment in our shares of common stock constitutes a prohibited transaction under ERISA or the Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.  In the case of a prohibited transaction involving an IRA owner, the IRA may loss its tax-exempt status and thus, the entire value of the IRA would be considered to be distributed and taxable to the IRA sponsor.  Plan fiduciaries should consult with their own legal advisors before making an investment in our shares of common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Hotel Properties

As of December 31, 2019, we owned five hotel properties. The following table provides summary information regarding the properties owned by us as of December 31, 2019:

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Purchased	Rooms	Price		Costs	Total	Interest
Holiday Inn Express (the “Cedar Rapids Property)	Limited Service	Cedar Rapids, IA	November 30, 2018	83	$7,700,000		$158,333	$7,858,333	100%
Hampton Inn & Suites (the “Pineville Property”)	Limited Service	Pineville, NC	March 19, 2019	111	13,897,358	(1)	303,744	14,201,102	100%
Hampton Inn (the “Eagan Property”)	Limited Service	Eagan, MN	June 19, 2019	122	13,950,000		278,333	14,228,333	100%
Home2 Suites (the “Prattville Property”)	Extended Stay	Prattville, AL	July 11, 2019	90	14,750,000		356,014	15,106,014	100%
Home2 Suites (the “Lubbock Home2 Property”)	Extended Stay	Lubbock, TX	December 30, 2019	100	14,150,000		284,776	14,434,776	100%
				506	$64,447,358		$1,381,200	$65,828,558

(1)

The seller of the Pineville Property may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income ("NOI") for a selected 12‑month period of time.

For a description of the debt associated with each of these properties, see Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.”

For a description of hotel properties that were acquired subsequent to December 31, 2019, see Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

Management Agreements

As of December 31, 2019, each of the Company’s properties was subject to a management agreement with NHS with an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive 5‑year periods unless terminated earlier in accordance with its terms. The day-to-day operations of the Pineville Property is currently being managed by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement between NHS and Beacon.

Franchise Agreements

As of December 31, 2019, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

Item 3. Legal Proceedings.

We may from time to time be a party to legal proceedings which arise in the ordinary course of our business. Management is not aware of any current or pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such legal proceedings contemplated by governmental authorities.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange.

Share Valuation

We are not required to establish an updated net asset value of the Company (“Company NAV”) or an estimated net asset value per share (“Share NAV”) in accordance with FINRA Rules 5110 and 2231 as the Company is not conducting any public offering of its shares.  To the extent we choose to establish a Company NAV and a Share NAV, the Advisor will administer the Company’s valuation policy and will be responsible for the oversight of the valuation process, including the review and approval of the valuation and appraisal processes and methodologies used to determine our Company NAV and Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals. To the extent we establish a Share NAV, we will disclose, in each annual report distributed to stockholders, the Share NAV, the method by which it was developed, and the date of the data used to develop the Share NAV.

The initial Share NAV is $10.00, the price at which we are offering our shares in the Offering, which was determined by our board of directors and bears no relationship to any established criteria of value such as book value or earnings per share, is not based on our past earnings, and does not reflect current market value for our assets.

To the extent we choose to establish a Company NAV, we expect the Advisor will determine the Company NAV by (i) taking into consideration the cost value of the hotel properties and other assets owned by us (if such hotel properties or other assets were acquired within 12 months of the applicable valuation), (ii) utilizing third-party appraisals or broker opinions of value (if such hotel properties or other assets have been owned by us for more than 12 months) or (iii) determining the enterprise value of the Company. If we choose to establish a Company NAV, we would not expect to determine the initial Company NAV until approximately 150 days following the second anniversary of breaking escrow in the Offering (the “Initial Valuation Date”). After the Initial Valuation Date, we would expect to subsequently update the Company NAV on an annual basis. We may determine the Company NAV on a more frequent basis if the Advisor and our board of directors determines, in their sole discretion, that a more frequent valuation is warranted.

At any time that the Company NAV is calculated as provided above prior to the termination of the Offering, we intend to adjust the Offering price of the shares in an amount equal to the Company NAV divided by the number of outstanding shares. Our board of directors will determine a new Share NAV at such times and in conjunction with the Company’s determination of the Company NAV, and we will report the new Share NAV to our stockholders.

Equity Compensation Plans

Our board of directors has approved the adoption of a phantom stock plan (the “Phantom Stock Plan”) for the Company. However, the specific terms of the Phantom Stock Plan have not yet been determined and approved by our board. We intend for the shares designated pursuant to the Phantom Stock Plan (the “Phantom Shares”) to be allocated to the Advisor, the TRS subsidiaries and NHS for distribution of the proceeds to their respective employees and service providers in accordance with their compensation plans, however, Corey Maple, Norman Leslie and Katie Cox will not receive any Phantom Shares pursuant to the Phantom Stock Plan.

Stockholder Information

As of March 24, 2020, we had 6,962,813 shares of our common stock outstanding, held by a total of 1,220 stockholders.

Distribution Information

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing.

Distributions declared, distributions paid, and net cash flow used in operations during 2019 and 2018, aggregated by quarter, are as follows:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Used in
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2019	$280,080	$0.175	$98,912	$115,475	$214,387	$(1,215,000)
Second Quarter 2019	505,418	0.175	256,191	191,395	447,586	(316,321)
Third Quarter 2019	745,048	0.175	422,533	266,527	689,060	(222,112)
Fourth Quarter 2019	994,364	0.175	718,930	225,736	944,666	(1,914,370)
	$2,524,910	$0.700	$1,496,566	$799,133	$2,295,699	$(3,667,803)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Used in
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2018	$—	$0.175	$—	$—	$—	$—
Second Quarter 2018	—	0.175	—	—	—	(26,124)
Third Quarter 2018	31,572	0.175	17,392	2,957	20,349	(255,459)
Fourth Quarter 2018	143,630	0.175	61,664	46,573	108,237	(1,068,453)
	$175,202	$0.700	$79,056	$49,530	$128,586	$(1,350,036)

(1)

Distributions for the periods from January 1, 2019 through December 31, 2019, and the Company’s inception (April 9, 2018) through December 31, 2018, were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day.

(2)	Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the tenth day of the following month.

For the year ended December 31, 2019, we paid aggregate distributions of $2.3 million, including $1.5 million of distributions paid in cash and $0.8 million of distributions reinvested through our dividend reinvestment plan. For the year ended December 31, 2018, we paid aggregate distributions of $128,586, including $79,056 of distributions paid in cash and $49,530 of distributions reinvested through our dividend reinvestment plan. Our net loss for the year ended December 31, 2019 and period ended December 31, 2018 were $4.9 million and $1.2 million, respectively. Net cash flows used in operations for the year ended December 31, 2019 and period ended December 31, 2018 were $3.7 million and $1.4 million, respectively. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

To the extent that we pay distributions from sources other than our cash flows from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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

Unregistered Sales of Equity Securities

On June 1, 2018, we commenced a private placement offering of up to $100,000,000 in shares of our common stock. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share. During the year ended December 31, 2019, we sold 4,870,733 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $47.9 million, including 84,119 shares issued pursuant to our dividend reinvestment plan. During the year ended December 31, 2019, aggregate selling commissions of $3.4 million and marketing and diligence allowances and other wholesale selling costs and expenses of $2.2 million were paid in connection with the private offering. During the period ended December 31, 2018, we sold 1,135,010 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $11.1 million, including 5,214 shares issued pursuant to our dividend reinvestment plan. During the period ended December 31, 2018, aggregate selling commissions of $0.8 million and marketing and diligence allowances and other wholesale selling costs and expenses of $0.9 million were paid in connection with the private offering.

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

During the year ended December 31, 2019 and period ended December 31, 2018, we did not repurchase any shares pursuant to our share repurchase plan because no shares were submitted for repurchase. Based on the repurchase limits described above, as of December 31, 2019, we had $799,133 available for eligible repurchases for all of 2020.

Item 6. Selected Financial Data.

Selected financial data disclosures have been omitted as permitted under rules applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, the terms “we,” “our,” “us” and “the Company” refer to Lodging Fund REIT III, Inc., a Maryland corporation, Lodging Fund REIT III OP, LP, a Delaware limited partnership, which we refer to as the “Operating Partnership,” Lodging Fund REIT III TRS, Inc., a Delaware corporation, which we refer to as the “Master TRS” and their subsidiaries, except where the context otherwise requires. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto.

Overview

We were formed on April 9, 2018 as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of hotel properties located primarily in America’s Heartland, which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2018. We conduct substantially all of our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to an advisory agreement, as amended, under which the Advisor performs advisory services regarding acquisition, financing and disposition of the hotel properties, and is responsible for managing, operating and maintaining the hotel properties and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. We have engaged NHS to manage several of the hotel properties acquired to date; however, we can engage third party property management companies, and did so in January 2020. The Pineville Property is currently being managed on a day-to-day basis by Beacon, an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of the Sponsor, an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services.

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) June 1, 2020, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. As of December 31, 2019, the Company had issued 6,005,743 shares of common stock resulting in gross offering proceeds of approximately $59.0 million, including 89,333 shares issued under our dividend reinvestment plan. The net offering proceeds have been used to fund property acquisitions. No public market exists for the shares of our common stock and none is expected to develop.

Market Outlook

The hospitality industry is closely related to the U.S. general economic cycle because business and leisure travelers are directly affected by economic conditions that drive demand. The U.S. economy, measured by gross domestic product ("GDP") growth, has been growing since the third quarter of 2009. The Federal Reserve on Feb 7, 2020 released their Monetary Policy Report, and within that report indicated a 2.0% median (1.8-2.3% range) for 2020 real GDP growth. Hospitality cycles are also influenced by supply factors which, depending on general economic timing, can exacerbate downturns if there is over-supply in a market. Supply in America’s Heartland, the location of our primary target markets, has been growing consistent with industry averages.

The long period of growth for hospitality industry fundamentals that began in 2009 has tapered off and modest increases in average daily rate, or “ADR,” are offset by modest occupancy decreases for the 2020 forecast. According to the Smith Travel Research, or STR, the 2020 U.S. Hotel Forecast points to a flat year of revenue per available room, of

“RevPAR” growth in the current year, with nominal increases in 2021. According to STR’s updated forecast for 2020, RevPAR, is expected to remain unchanged in 2020 and increase 0.5% in 2021. The year 2019 ended up as an increase of 0.9% RevPAR growth, which is the lowest year over year growth since 2009.

The limited-service, select-service and extended stay hotels we intend to target are generally classified by STR in the Upscale and Upper Midscale categories. According to the CBRE Hotels’ Hotel Horizons® March – May 2020 Edition, the compound average annual demand in the Upscale category is projected to increase 4.3% from 2020 to 2024, increasing 20.5% over the five-year period. Upper Midscale demand is projected to grow by 2.8% per year over the same period, increasing 12.6% overall. Compound annual RevPAR growth in the two categories for 2020 to 2024 is expected to be 2.4% and 1.8%, respectively. We believe these segments provide some of the best opportunities across the various hotel classifications.

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

Ongoing Market Developments

As of the date of this Annual Report on Form 10-K, a growing number of cases of the reported coronavirus outbreak have been confirmed in numerous countries, including the United States. The extent to which our future results are affected by the coronavirus will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Liquidity and Capital Resources

Overview

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) June 1, 2020, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2019, we had raised approximately $59.0 million in gross offering proceeds from the sale of shares of our common stock in the Offering. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of December 31, 2019, we owned five properties. We acquired these investments with the proceeds from the sale of our common stock in the Offering and debt financing. Operating cash needs during the year ended December 31, 2019 were met through cash flow generated by these real estate investments and with proceeds from our Offering.

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

We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of December 31, 2019, our aggregate loan-to-value ratio, based on the aggregate purchase price of the hotel properties, was approximately 62%.

In addition to making investments in accordance with our investment objectives, we expect to use capital resources to make certain payments to the Advisor and its affiliates. These payments include the various fees and expenses to be paid to the Advisor and its affiliates in connection with the selection, acquisition and management of hotel properties, as well as reimbursement of certain organization and other offering expenses described below. The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any property improvement plan (“PIP”) at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor may also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing, a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, and real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty amount, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B Limited Partnership Unit (“Series B LP Unit”) holders) have received a 6% cumulative, but not compounded, return per annum. Per the terms of the Operating Partnership’s operating agreement, the Advisor receives distributions from the Operating Partnership in connection with their ownership of non-voting Series B LP Units.

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

NHS earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties in an amount up to 4% of gross revenue. NHS may also earn an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. The Company reimburses NHS for certain costs of operating the properties incurred on behalf of the Company. All reimbursements are paid to NHS at cost.

Debt

Lines of Credit

On August 22, 2018, we entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. As of December 31, 2019 and 2018, the interest rate was 5.75% and 6.50%, respectively, and there was no outstanding balance on the line of credit. The line of credit requires monthly payments of interest only, with all principal due at maturity. In November 2019, the line of credit was amended to extend the maturity date from November 22, 2019 to November 22, 2020, and lower the minimum interest rate from 6.0% to 5.0% per annum. The amendment also revised the guarantee of the line of credit to include a partial guarantee by Corey Maple and Norman Leslie, as the members of the Advisor, each in the amount of $1.2 million.

We terminated our $25.0 million revolving line of credit in September 2019, two months prior to its stated maturity. We had drawn $5.2 million on the line of credit in connection with the purchase of the Cedar Rapids Property, which remained outstanding at December 31, 2018. The outstanding balance was repaid in full in March 2019 when the Cedar Rapids property was refinanced. As of December 31, 2018, the interest rate was 5.60%.

Mortgage Loans

As of December 31, 2019, we had $41.7 million in outstanding mortgage debt secured by five properties, with maturity dates ranging from March 2024 to October 2026, fixed interest rates ranging from 4.13% to 5.33%, and a weighted-average interest rate of 4.72%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of December 31, 2019 for each of our mortgage debt obligations. As of December 31, 2018, we did not have any outstanding mortgage debt.

			Outstanding
			Balance as of
	Interest	Maturity	December 31,
Hotel Property	Rate	Date	2019
Holiday Inn Express - Cedar Rapids(1)	5.33%	03/01/2024	$5,527,392
Hampton Inn & Suites - Pineville	5.13%	06/06/2024	9,154,289
Hampton Inn - Eagan	4.60%	07/01/2024	9,369,276
Home2 Suites - Prattville(1)	4.13%	08/01/2024	9,620,000
Home2 Suites - Lubbock	4.69%	10/06/2026	8,000,430
			$41,671,387

(1)	Loan is interest-only for the first 12 months after origination.

Properties Under Contract

As of the date of this filing, we had four hotel properties under contract for an aggregate contract purchase price of approximately $60.0 million. We are in various stages of our due diligence review with respect to each property. Each of these pending acquisitions is subject to our completion of satisfactory due diligence and other closing conditions. There can be no assurance that we will complete any of these pending acquisitions on the contemplated terms, or at all. See “- Subsequent Events.”

Cash Flows

The following table provides a breakdown of our net change in our cash, cash equivalents, and restricted cash:

	For the Year Ended December 31,
	2019	2018*
Net cash used in operating activities	$(3,667,803)	$(1,350,036)
Net cash used in investing activities	(40,994,998)	(7,756,079)
Net cash provided by financing activities	56,304,768	13,638,519
Net increase in cash, cash equivalents and restricted cash	$11,641,967	$4,532,404

*The year ended December 31, 2018, includes activity from the Company’s inception (April 9, 2018) through December 31, 2018.

Cash Flows From Operating Activities

As of December 31, 2019, we owned five hotel properties and during the year ended December 31, 2019, net cash used in operating activities was $3.7 million. As of December 31, 2018, we owned one hotel property and during the period from the Company’s inception (April 9, 2018) to December 31, 2018, net cash used in operating activities was $1.4 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning our current hotel properties for a full annual operating cycle, as well as anticipated future acquisitions of hotel properties and potential other real estate-related investments and the related operational performance of such investments. Our cash flows used in operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses, certain acquisition-related expenses, property management fees, and other working capital changes. See Part II, Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations  –Results of Operations" for further discussion of our operating results for the year ended December 31, 2019, and the period from the Company’s inception (April 9, 2018) to December 31, 2018.

Cash Flows From Investing Activities

Net cash used in investing activities was $41.0 million for the year ended December 31, 2019, and primarily consisted of $40.7 million for the acquisition of four hotel properties, with an additional $0.3 million being used for capital improvements at certain of our hotel properties. Net cash used in investing activities was $7.8 million for the period from the Company’s inception (April 9, 2018) to December 31, 2018 and was related to the cash proceeds used for the acquisition of one hotel property.

Cash Flows From Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $56.3 million and consisted primarily of the following:

•	$39.7 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other offering costs of $7.5 million;
•

$18.1 million of net cash provided by debt financing as a result of proceeds from debt financing of $25.0 million, partially offset by principal payments on debt facilities of $5.9 million and payments of financing costs of $1.0 million;

•	$1.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.8 million.

During the period from the Company’s inception (April 9, 2018) to December 31, 2018, net cash provided by financing activities was $13.6 million and consisted primarily of the following:

•	$8.7 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other offering costs of $2.4 million;

•

$5.0 million of net cash provided by debt financing as a result of proceeds from debt financing of $6.2 million, partially offset by principal payments on debt facilities of $1.0 million and payments of financing costs of $0.2 million;

•	$79,056 of net cash distributions, after giving effect to distributions reinvested by stockholders of $49,530.

See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Information” for details regarding our distribution history as well as sources used to pay our distributions.

Results of Operations

We expect that revenue, operating expenses, maintenance costs, real estate taxes and insurance, interest expense and management fees will each increase in future periods as a result of owning our current hotel properties for a full annual operating cycle, as well as anticipated future acquisitions of real estate investments. However, future operating results could be impacted by changing market and industry factors, see Part II, Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook.”

Our results of operations for the year ended December 31, 2019 and the period from the Company’s inception (April 9, 2018) to December 31, 2018 are not indicative of those expected in future periods, as we were actively raising capital through our Offering and acquiring hotel properties during both of these periods, and as of December 31, 2019, had only owned one property for a full 12 month operating cycle.

In evaluating financial condition and operating performance, important indicators on which the Company focuses are revenue measurements, such as occupancy, ADR and RevPAR, and expenses, such as property operations expenses, general and administrative expenses and other expenses described below. Occupancy is the total number of rooms occupied for the period divided by the total number of available rooms for the period. ADR is equal to the total gross room revenue divided by the total number of rooms rented for the period. RevPAR is equal to the total gross room revenue divided by the total number of available rooms for the period.

Comparison of the year ended December 31, 2019 versus the period from the Company’s inception (April 9, 2018) to December 31, 2018

Revenue

Room revenues totaled $8.5 million and $123,024 for the year ended December 31, 2019 and the period from the Company’s inception (April 9, 2018) through December 31, 2018, respectively. Other revenue, which consists of revenues from other hotel services, was $114,628 and $706 for the year ended December 31, 2019 and the period from the Company’s inception (April 9, 2018) through December 31, 2018, respectively. For our portfolio of hotel properties owned during the period, occupancy, ADR, and RevPAR were 73.20%, $112.92, and $82.66, respectively, for the year ended December 31, 2019, compared to occupancy, ADR, and RevPAR of 48.72%, $95.07, and $46.32, respectively, for the period ended December 31, 2018.  We expect that room revenue, other revenue and total revenue will each increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

General and Administrative Expenses

General and administrative expenses were $4.6 million and $0.6 million for the year ended December 31, 2019 and the period from the Company’s inception (April 9, 2018) through December 31, 2018, respectively. These general and administrative expenses consisted primarily of administrative personnel costs, professional fees, and an allocable portion of certain administrative overhead costs. We expect general and administrative expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets, but to decrease as a percentage of total revenue.

Sales and Marketing Expenses

Sales and marketing expenses were $1.0 million and $0.3 million for the year ended December 31, 2019 and the period from the Company’s inception (April 9, 2018) through December 31, 2018, respectively. These sales and marketing expenses consisted primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. We expect sales and marketing expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets, but to decrease as a percentage of total revenue.

Property Operations Expenses

Property operations expenses were $3.4 million and $65,059 for the year ended December 31, 2019 and the period from the Company’s inception (April 9, 2018) through December 31, 2018, respectively. These property operations expenses consisted primarily of operational personnel costs, agent commissions, utility costs, property taxes, insurance, repair and maintenance costs, and other costs of operating our hotel properties. We expect property operating expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Franchise Fees

Franchise fees were $0.8 million and $11,412 for the year ended December 31, 2019 and the period from the Company’s inception (April 9, 2018) through December 31, 2018, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. We expect franchise fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Property Management Fees

Property management fees were $0.8 million and $22,446 for the year ended December 31, 2019 and the period from the Company’s inception (April 9, 2018) through December 31, 2018, respectively. Property management fees include asset management fees paid to the Advisor and management fees paid to property management service providers, including NHS, who manage the day-to-day operations of our hotel properties. We expect property management fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Acquisition Expenses

Acquisition expenses were $0.5 million and $0.2 million for the year ended December 31, 2019 and the period from the Company’s inception (April 9, 2018) through December 31, 2018, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not ultimately acquired, as well as costs related to hotel property acquisitions that are not attributable to a single distinct property. We expect acquisition expenses will increase in future periods to the extent the Offering remains open to new investment and we continue to acquire properties, but to decrease as a percentage of revenue, and to cease once the Offering is closed to new investment and we are no longer acquiring new properties.

Depreciation

Depreciation expense was $1.2 million and $43,810 for the year ended December 31, 2019 and the period from the Company’s inception (April 9, 2018) through December 31, 2018, respectively. We expect depreciation expense will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense was $1.4 million and $74,858 for the year ended December 31, 2019 and the period from the Company’s inception (April 9, 2018) through December 31, 2018, respectively. We expect that interest expense will increase in future periods as a result of owning our current hotel properties for a full operating period and having the related financing obligations for a full operating period, as well as anticipated future acquisitions of real estate assets. Furthermore, we expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

We assess the carrying value of our hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and our intent with respect to holding or disposing of the hotel properties. If our analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions or third-party appraisals.

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

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared and Authorized

On January 1, 2020, our board of directors declared cash distributions on the outstanding shares of common stock based on daily record dates for (i) the period from January 1, 2020 through January 31, 2020, which was paid in February 2020, and (ii) the period from February 1, 2020 through February 29, 2020, which was paid in March 2020.  Our board of directors also authorized cash distributions on the outstanding shares of common stock based on daily record dates for the period from March 1, 2020 through March 31, 2020.  Investors may choose to receive cash distributions or purchase additional shares through the DRIP. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00191781 per share per day.

Distributions Paid

On January 10, 2020, the Company paid distributions of $342,515, declared for daily record dates for each day in the period from December 1, 2019 through December 31, 2019, which included $130,304 of distributions paid pursuant to the DRIP. On February 10, 2020, the Company paid distributions of $358,474, declared for daily record dates for each day in the period from January 1, 2020, through January 31, 2020, which included $139,094 of distributions paid pursuant to the DRIP. On March 10, 2020, the Company paid distributions of $382,325, declared for daily record dates for each day in the period from February 1, 2020 through February 29, 2020, which included $150,022 of distributions paid pursuant to the DRIP.

Recent Property Acquisitions and Pending Acquisitions

On January 8, 2020, we acquired a 101-room Fairfield Inn & Suites by Marriott hotel property in Lubbock, Texas, for $15.15 million, exclusive of closing costs.  In connection with the acquisition, we assumed the existing loan secured by the property, which had an outstanding balance of $9.4 million at the time of the transaction.  The loan has a fixed interest rate of 4.93% per annum, matures on April 6, 2029, and requires monthly payments of principal and interest with a balloon payment due at maturity.  In connection with the acquisition, we also entered into an agreement with NHS to manage the property at terms consistent with the Company’s existing agreements with NHS. Additionally, we signed a new franchise agreement with Marriott that expires in August 2037.

On February 17, 2020, the due diligence period expired under the purchase agreement in which we agreed to acquire a 108-room Fairfield Inn & Suites by Marriott hotel in Hershey, Pennsylvania, a 107-room Home2 Suites by Hilton hotel in York, Pennsylvania, and a 100-room Hampton Inn & Suites by Hilton hotel in York, Pennsylvania (collectively, the “Pennsylvania Hotel Properties”). The contractual purchase price of the Pennsylvania Hotel Properties is approximately $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement. As required by the purchase agreement, we have deposited a total of $1.5 million into escrow as earnest money pending the closing or termination of the purchase agreement. Except in certain circumstances described in the purchase agreement, if we fail to complete the acquisition, we will forfeit the earnest money. There can be no assurance that the Company will complete these acquisitions on the contemplated terms, or at all.

On February 21, 2020, we acquired a 99-room Homewood Suites by Hilton hotel property located in Southaven, Mississippi, for $20.5 million, exclusive of closing costs.  In connection with the acquisition, we entered into a $13.46 million term loan. The loan has a fixed interest rate of 3.695% per annum, matures on March 3, 2025, requires monthly payments of interest-only through March 31, 2021, and thereafter requires monthly payments of principal and interest with a balloon payment due at maturity. The loan requires the maintenance of certain financial covenants, and pursuant to the loan agreement, Corey Maple, the Company’s Chief Executive Officer (the “Guarantor”), entered into a Guaranty, which is (i) a full recourse guarantee to the lender in certain circumstances, including the occurrence of certain events, including, without limitation, certain bankruptcy or insolvency proceedings involving the borrower, and (ii) recourse guarantee limited to the payment of all claims, actions, suits, damages, losses, expenses or other obligations actually incurred by the lender as a result of certain “bad boy” events, including criminal acts, fraud or misrepresentation in connection with the loan documents, damage to the collateral caused by gross negligence, reckless or intentional acts or omissions, or certain other intentional acts or omissions of the borrower or Guarantor, all as further described in the Guaranty. In connection with the acquisition we also entered a management agreement with Vista Host Inc. (“Vista Host”), a third-party management company, to provide property management and hotel operations management services. The agreement has an initial term expiring on February 21, 2025, which automatically renews for two successive five-year periods, unless terminated in accordance with its terms. We will pay Vista Host a base management fee for property management services equal to 3% of the prior month’s gross revenues (as defined in the management agreement), a monthly accounting fee of $1,000, and Vista Host may earn annual incentive management fees if certain growth and operational performance metrics are achieved.  We will also reimburse Vista Host for certain costs of operating the property incurred on our behalf.  All reimbursements are paid to Vista Host at cost.  We may terminate the management agreement without cause or in connection with the sale of the hotel upon at least sixty days’ written notice to Vista Host and the payment of a termination fee, the amount of which varies depending on the timing of such termination.

Lines of Credit

On February 10, 2020, we entered into a $5.0 million revolving line of credit loan agreement (the “Line of Credit”).  The Line of Credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021.  The Line of Credit has a variable interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 0.50%, resulting in an effective rate of 5.25% per annum as of February 10, 2020.  The Line of Credit is secured by our Cedar Rapids Property and our Eagan Property, which are also subject to term loans with the same lender, and 100,000 limited partnership units of the Operating Partnership.  The Line of Credit includes cross-collateralization and cross-default provisions such that our existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other.  The Line of Credit, including all cross-collateralized debt, is guaranteed by us and Corey Maple, our Chief Executive Officer.  As of March 24, 2020, we had an outstanding balance of $3.2 million on the Line of Credit.

On March 16, 2020, we drew $2.0 million on our $3.0 million revolving line of credit, which was outstanding as of March 24, 2020.

Status of the Offering

As of March 24, 2020, our private offering remained open for new investment, and since the inception of the offering we had issued and sold 6,962,813 shares of common stock, including 133,482 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $68.4 million.

Recent Developments

Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19. The global and domestic response to the COVID-19 outbreak continues to rapidly evolve. Thus far, certain responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that required temporary closure of certain travel and hospitality. The COVID-19 outbreak and associated responses could negatively impact future hotel revenues and operations at our properties, which could result in a  material impact to the Company’s future results of operations, cash flows and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See the Index to Financial Statements at page F‑1 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a‑15(e) and 15d‑15(e)) required by Securities Exchange Act Rules 13a‑15(b) or 15d‑15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10‑K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Further, we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included under the heading “Certain Information About Management and Corporate Governance” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019, and such required information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included under the heading “Certain Information About Management and Corporate Governance” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019, and such required information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included under the heading “Securities Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019, and such required information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included under the heading “Certain Information About Management and Corporate Governance” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019, and such required information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019, and such required information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statement Schedules

See the Index to Financial Statements at page F‑1 of this report.

The following financial statement schedule is included herein at page F-23 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement, dated as of June 1, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

3.2

Bylaws, dated of as April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 12, 2019)

3.3

Limited Partnership Agreement of the Operating Partnership, dated as of April 11, 2018 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

4.1		Dividend Reinvestment Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

4.2	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

10.1

Amended and Restated Advisory Agreement among the Registrant, the Operating Partnership and the Advisor, effective as of June 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.2		Form of Management Agreement with NHS dba National Hospitality Services (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.3		Form of TRS Lease Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.4.1

Revolving Line of Credit among the Registrant, the Operating Partnership and TCF National Bank, dated as of November 15, 2018 (incorporated by reference to Exhibit 10.4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.4.2		Promissory Note issued to TCF National Bank, dated as of November 15, 2018 (incorporated by reference to Exhibit 10.4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.5.1		Promissory Note issued to Midwest Bank, dated as of August 22, 2018 (incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.5.2		Modification of Note issued to Midwest Bank, effective as of July 9, 2019 (incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.5.3		Commercial Security Agreement with Midwest Bank, dated as of August 22, 2018 (incorporated by reference to Exhibit 10.5.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.5.4		Commercial Guaranty with Midwest Bank, dated as of August 22, 2018 (incorporated by reference to Exhibit 10.5.4 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.5.5		Agreement to Provide Insurance with Midwest Bank, dated as of August 22, 2018 (incorporated by reference to Exhibit 10.5.5 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.5.6		Security Agreement with Midwest Bank, dated August 22, 2018 (incorporated by reference to Exhibit 10.5.6 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.6

Business Loan Agreement for the Cedar Rapids Property with Western State Bank, dated March 5, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.7

Promissory Note issued to Western State Bank relating to the Cedar Rapids Property, dated March 5, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.8	Mortgage relating to the Cedar Rapids Property, dated March 5, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.9	Assignment of Rents relating to the Cedar Rapids Property, dated March 5, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.10.1

Commercial Security Agreement (Fixtures) relating to the Cedar Rapids Property, dated March 5, 2019 (incorporated by reference to Exhibit 10.10.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.10.2

Commercial Security Agreement (Inventory) relating to the Cedar Rapids Property, dated March 5, 2019 (incorporated by reference to Exhibit 10.10.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.10.3

Commercial Security Agreement (Franchise) relating to the Cedar Rapids Property, dated March 5, 2019 (incorporated by reference to Exhibit 10.10.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.11.1	Commercial Guaranty relating to the Cedar Rapids Property, dated March 5, 2019 (incorporated by reference to Exhibit 10.11.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.11.2	Commercial Guaranty relating to the Cedar Rapids Property, dated March 5, 2019 (incorporated by reference to Exhibit 10.11.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.12.1

Agreement to Provide Insurance (Property) relating to the Cedar Rapids Property, dated March 5, 2019 (incorporated by reference to Exhibit 10.12.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.12.2

Agreement to Provide Insurance (Fixtures) relating to the Cedar Rapids Property, dated March 5, 2019 (incorporated by reference to Exhibit 10.12.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.12.3

Agreement to Provide Insurance (Franchise) relating to the Cedar Rapids Property, dated March 5, 2019 (incorporated by reference to Exhibit 10.12.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.13	Loan Assumption Agreement related to the Pineville Property, dated March 19, 2019 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.14

Environmental Indemnity Agreement related to the Pineville Property, dated March 19, 2019 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.15

Business Loan Agreement with Western State Bank relating to the Eagan Property, dated June 19, 2019 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.16

Promissory Note issued to Western State Bank relating to the Eagan Property, dated June 19, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.17	Mortgage to Western State Bank relating to the Eagan Property, dated June 19, 2019 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.18	Assignment of Rents relating to the Eagan Property, dated June 19, 2019 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.19.1

Commercial Security Agreement (Fixtures) relating to the Eagan Property, dated June 19, 2019 (incorporated by reference to Exhibit 10.19.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.19.2

Commercial Security Agreement (Inventory) relating to the Eagan Property, dated June 19, 2019 (incorporated by reference to Exhibit 10.19.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.19.3

Commercial Security Agreement (Franchise) relating to the Eagan Property, dated June 19, 2019 (incorporated by reference to Exhibit 10.19.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.20.1	Commercial Guaranty relating to the Eagan Property, dated June 19, 2019 (incorporated by reference to Exhibit 10.20.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.20.2	Commercial Guaranty relating to the Eagan Property, dated June 19, 2019 (incorporated by reference to Exhibit 10.20.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.21	Agreements to Provide Insurance relating to the Eagan Property, dated June 19, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.22.1	Loan Agreement relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.22.2

Promissory Note issued to Wells Fargo Bank relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.22.3	Mortgage relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.22.4	Security Agreement relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.4 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.22.5

Environmental Indemnity Agreement relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.5 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.22.6

Agreement Regarding Required Insurance relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.6 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.22.7

Assignment, Consent and Subordination of Management Agreement relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.7 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.22.8

Subordination Agreement relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.8 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.22.9	Guaranty relating to the Prattville Property, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.22.9 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.23

Asset Purchase Agreement for the purchase of the Cedar Rapids Property, dated as of October 11, 2018 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.24

First Amendment to Asset Purchase Agreement for the Cedar Rapids Property, dated as of November 13, 2018 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.25

Second Amendment to Asset Purchase Agreement for the Cedar Rapids Property, effective as of November 20, 2018 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.26

Assignment of Agreement for Sale and Purchase of the Cedar Rapids Property, dated as of November 28, 2018 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.27

Asset Purchase Agreement for the purchase of the Pineville Property, dated as of October 5, 2018 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.28	First Amendment to Asset Purchase Agreement, dated as of November 7, 2018 (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.29

Second Amendment to Asset Purchase Agreement for the purchase of the Pineville Property between GNP Group of Pineville, LLC and Lodging Fund Real Estate Investment Trust III, dated as of November 26, 2018 (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.30

Third Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of November 30, 2018 (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.31

Reinstatement of and Fourth Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of December 10, 2018 (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.32

Fifth Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of December 14, 2018 (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.33

Sixth Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of December 19, 2018 (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.34

Seventh Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.35

Eighth Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of December 28, 2018 (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.36

Assignment and Assumption of and Ninth Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of March 19, 2019 (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.37

Assignment of Asset Purchase Agreement for the purchase of the Pineville Property, dated on or as of March 19, 2019 (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.38

Hotel Purchase and Sale Agreement for the purchase of the Eagan Property, dated as of April 10, 2019 (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.39

First Amendment to Hotel Purchase and Sale Agreement for the purchase of the Eagan Property, dated as of May 1, 2019 (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.40

Second Amendment to Hotel Purchase and Sale Agreement for the purchase of the Eagan Property, dated as of June 3, 2019 (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.41

Assignment of Hotel Purchase and Sale Agreement for the purchase of the Eagan Property, dated on or as of June 19, 2019 (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.42

Sale and Purchase Agreement for the purchase of the Prattville Property, dated as of May 9, 2019 (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.43

First Amendment to Sale and Purchase Agreement for the Prattville Property, effective as of June 28, 2019 (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.44

Account Closure Agreement, dated as of September 18, 2019, Regarding Revolving Line of Credit with TCF National Bank (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.45

Agreement of Purchase and Sale for the purchase of the Lubbock Home2 Suites, dated as of July 26, 2019 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.46

First Amendment to the Agreement of Purchase and Sale for the Purchase of the Lubbock Home2 Suites, dated as of September 11, 2019 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.47

Reinstatement and Second Amendment to the Agreement of Purchase and Sale for the purchase of the Lubbock Home2 Suites, dated as of October 1, 2019 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.48

Assignment of Agreement of Purchase and Sale for the purchase of the Lubbock Home2 Suites, dated as of December 26, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2019)

10.49

Agreement of Purchase and Sale for the Purchase of the Lubbock Fairfield Inn & Suites, dated as of July 26, 2019 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.50

First Amendment to the Agreement of Purchase and Sale for the purchase of the Lubbock Fairfield Inn & Suites, dated as of September 11, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.51

Reinstatement and Second Amendment to the Agreement of Purchase and Sale for the Purchase of the Lubbock Fairfield Inn & Suites, dated as of October 1, 2019 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.52	*	Assignment of Agreement of Purchase and Sale for the purchase of the Lubbock Fairfield Inn & Suites, dated as of December 26, 2019

10.53.1	*	Asset Purchase Agreement for the Southaven Homewood Suites, effective as of November 5, 2019

10.53.2	*	First Amendment to Purchase Agreement for the Southaven Homewood Suites, effective as of January 3, 2020

10.53.3	*	Second Amendment to Purchase Agreement for the Southaven Homewood Suites, dated as of January 31, 2020

10.54.1	*	Assumption Agreement relating to the Lubbock Home2 Suites loan, dated as of December 30, 2019

10.54.2	*	Joinder by and Agreement of New Indemnitor relating to the Lubbock Home2 Suites, effective as of December 30, 2019

10.54.3	*	Assignment and Subordination of Management Agreement relating to the Lubbock Home2 Suites, dated as of December 30, 2019

10.54.4	*	Promissory Note relating to the Lubbock Home2 Suites, dated as of October 4, 2016

10.54.5	*	Loan Agreement relating to the Lubbock Home2 Suites, dated as of October 4, 2016

10.54.6	*	Deed of Trust relating to the Lubbock Home2 Suites, dated as of October 4, 2016

10.54.7	*	Assignment of Leases and Rents relating to the Lubbock Home2 Suites, dated as of October 4, 2016

10.54.8	*	Guaranty of Recourse Obligations relating to the Lubbock Home2 Suites, dated as of October 4, 2016

10.55.1	*	Consent, Amendment and Assumption Agreement relating to the Lubbock Fairfield Inn loan, dated as of January 8, 2020

10.55.2	*	Promissory Note relating to the Lubbock Fairfield Inn, dated as of April 4, 2019

10.55.3	*	Loan Agreement relating to the Lubbock Fairfield Inn, dated as of April 4, 2019

10.55.4	*	Assignment of Leases and Rents relating to the Lubbock Fairfield Inn, dated as of April 4, 2019

10.55.5	*	Deed of Trust relating to the Lubbock Fairfield Inn, dated as of January 8, 2020

10.55.6	*	Guaranty of Recourse Obligations relating to the Lubbock Fairfield Inn, dated as of January 8, 2020

10.55.7	*	Environmental Indemnity Agreement relating to the Lubbock Fairfield Inn, dated as of January 8, 2020

10.55.8	*	Acknowledgement of Property Manager and Borrower relating to the Lubbock Fairfield Inn, dated as of January 8, 2020

10.56.1	*	Business Loan Agreement for Revolving Line of Credit with Western State Bank, dated February 10, 2020

10.56.2	*	Promissory Note issued to Western State Bank, dated February 10, 2020

10.56.3	*	Mortgage granted to Western State Bank relating to the Cedar Rapids Property, dated February 10, 2020

10.56.4	*	Mortgage granted to Western State Bank relating to the Eagan Property, dated February 10, 2020

10.56.5	*	Assignment of Rents granted to Western State Bank relating to the Cedar Rapids Property, dated February 10, 2020

10.56.6	*	Assignment of Rents granted to Western State Bank relating to the Eagan Property, dated February 10, 2020

10.56.7	*	Commercial Security Agreement relating to the Cedar Rapids Property, dated February 10, 2020

10.56.8	*	Commercial Security Agreement relating to the Eagan Property, dated February 10, 2020

10.56.10	*	Commercial Guaranty by Corey R. Maple to Western State Bank, dated February 10, 2020

10.56.11	*	Commercial Guaranty by the Registrant to Western State Bank, dated February 10, 2020

10.56.13	*	Agreement to Provide Insurance relating to the Eagan Property, dated February 10, 2020

10.57.1	*	Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of November 22, 2019

10.57.2	*	First Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of January 13, 2020

10.57.3	*	Second Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of January 31, 2020

10.57.4	*	Third Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of February 10, 2020

10.57.5	*	Fourth Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of February 17, 2020

10.58.1	*	Loan Agreement with Wells Fargo Bank, National Association, relating to the Southaven Homewood Suites, dated as of February 21, 2020

10.58.2	*	Term Loan Note issued to Wells Fargo Bank, National Association, relating to the Southaven Homewood Suites, dated as of February 21, 2020

10.58.3	*	Security Agreement relating to the Southaven Homewood Suites, dated as of February 21, 2020

10.58.4	*	Environmental Indemnity Agreement by the subsidiary borrowers and Corey R. Maple relating to the Southaven Homewood Suites, dated as of February 21, 2020

10.58.5	*	Deed of Trust relating to the Southaven Homewood Suites, dated as of February 21, 2020

10.58.6	*	Guaranty by Corey R. Maple relating to the Southaven Homewood Suites, dated as of February 21, 2020

10.59	*	Hotel Management Agreement between LF Southaven TRS, LLC and Vista Host Inc. relating to the Southaven Homewood Suites, dated as of February 21, 2020

21.1	*	Subsidiaries of the Registrant

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Share Repurchase Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

*  Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Item 16. Form 10‑K Summary.

None.

INDEX TO FINANCIAL STATEMENTS

LODGING FUND REIT III, INC. & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lodging Fund REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lodging Fund REIT III, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows, for the period ended December 31, 2019 and the period from April 9, 2018 (Inception) to December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the period ended December 31, 2019 and the period from April 9, 2018 (Inception) to December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Phoenix, Arizona

March 24, 2020

We have served as the Company's auditor since 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets
Investment in hotel properties, net of accumulated depreciation of $1,255,712 and $43,810	$65,408,308	$7,815,745
Cash and cash equivalents	10,898,556	3,732,404
Restricted cash	5,275,815	800,000
Accounts receivable, net	107,976	25,606
Franchise fees, net	721,690	49,444
Due from related parties	—	1,285
Prepaid expenses and other assets	1,623,584	785,168
Total Assets	$84,035,929	$13,209,652

Liabilities and Equity
Debt, net	$40,980,632	$4,999,140
Accounts payable	543,669	148,907
Accrued expenses	925,265	281,946
Due to related parties	966,379	713,350
Other liabilities	434,974	81,619
Total liabilities	43,850,919	6,224,962

Commitments and contingencies (See Note 12)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 6,005,743 and 1,135,010 shares issued and outstanding	60,057	11,350
Additional paid-in capital	58,961,101	11,083,985
Accumulated deficit	(18,396,163)	(4,041,428)
Total stockholders' equity	40,624,995	7,053,907
Non-controlling interest	(439,985)	(69,217)
Total equity	40,185,010	6,984,690
Total Liabilities and Equity	$84,035,929	$13,209,652

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2019	2018*
Revenues
Room revenue	$8,460,842	$123,024
Other revenue	114,628	706
Total revenue	8,575,470	123,730

Expenses
General and administrative	4,553,432	589,427
Sales and marketing	997,080	334,442
Property operations	3,364,836	65,059
Franchise fees	826,843	11,412
Property management fees	818,315	22,446
Acquisition expense	470,786	212,464
Depreciation	1,211,902	43,810
Total expenses	12,243,194	1,279,060

Other Income (Expense)
Other income (expense), net	(53,749)	94
Interest expense	(1,366,533)	(74,858)
Total other income (expense)	(1,420,282)	(74,764)

Net Loss Before Income Taxes	(5,088,006)	(1,230,094)

Income tax benefit	186,572	19,236

Net Loss	(4,901,434)	(1,210,858)

Net loss attributable to non-controlling interest	(244,521)	(60,473)

Net Loss Attributable to Common Stockholders	$(4,656,913)	$(1,150,385)

Basic and Diluted Net Loss Per Share of Common Stock	$(1.36)	$(3.45)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	3,432,099	332,971

* The year ended December 31, 2018, includes activity from the Company's inception (April 9, 2018) through December 31, 2018.

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total	Non-
		Par	Paid-In	Accumulated	Stockholders'	controlling	Total
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
Balance at April 9, 2018 (Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	1,129,796	11,298	11,034,507	—	11,045,805	—	11,045,805
Offering costs	—	—	—	(2,724,585)	(2,724,585)	—	(2,724,585)
Distributions declared ($0.70 per share)	—	—	—	(166,458)	(166,458)	(8,744)	(175,202)
Distributions reinvested	5,214	52	49,478	—	49,530	—	49,530
Net loss	—	—	—	(1,150,385)	(1,150,385)	(60,473)	(1,210,858)
Balance at December 31, 2018	1,135,010	$11,350	$11,083,985	$(4,041,428)	$7,053,907	$(69,217)	$6,984,690
Issuance of common stock	4,786,614	47,866	47,078,824	—	47,126,690	—	47,126,690
Offering costs	—	—	—	(7,299,159)	(7,299,159)	—	(7,299,159)
Distributions declared ($0.70 per share)	—	—	—	(2,398,663)	(2,398,663)	(126,247)	(2,524,910)
Distributions reinvested	84,119	841	798,292	—	799,133	—	799,133
Net loss	—	—	—	(4,656,913)	(4,656,913)	(244,521)	(4,901,434)
Balance at December 31, 2019	6,005,743	$60,057	$58,961,101	$(18,396,163)	$40,624,995	$(439,985)	$40,185,010

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018*
Cash Flows from Operating Activities:
Net loss	$(4,901,434)	$(1,210,858)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,211,902	43,810
Amortization	250,787	48,007
Write-off of unamortized deferred financing costs	25,629	—
Change in operating assets and liabilities:
Accounts receivable	(82,370)	(25,606)
Franchise fees	(700,000)	(50,000)
Due from related parties	1,285	(1,285)
Prepaid expenses and other assets	(838,416)	(785,168)
Accounts payable	410,036	89,782
Accrued expenses	460,124	229,349
Due to related parties	129,904	230,314
Other liabilities	364,750	81,619
Net cash used in operating activities	(3,667,803)	(1,350,036)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(40,686,810)	(7,754,857)
Improvements and additions to hotel properties	(308,188)	(1,222)
Net cash used in investing activities	(40,994,998)	(7,756,079)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	25,078,427	6,229,000
Principal payments on debt	(5,919,455)	(1,000,000)
Payments of deferred financing costs	(1,027,619)	(173,368)
Proceeds from issuance of common stock	47,126,690	11,045,805
Payments of offering costs	(7,456,709)	(2,383,862)
Distributions paid	(1,496,566)	(79,056)
Net cash provided by financing activities	56,304,768	13,638,519
Net change in cash, cash equivalents, and restricted cash	11,641,967	4,532,404
Beginning Cash, Cash Equivalents, and Restricted Cash	4,532,404	—
Ending Cash, Cash Equivalents, and Restricted Cash	$16,174,371	$4,532,404

*     The year ended December 31, 2018, includes activity from the Company's inception (April 9, 2018) through December 31, 2018.

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
	2019	2018*
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,021,163	$1,389

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt assumed in connection with hotel property acquisition	$17,699,541	$—
Costs to acquire hotel properties included in due to related parties	$109,926	$103,476
Debt issuance costs included in due to related parties	$109,459	$103,943
Offering costs included in accounts payable	$(15,274)	$59,125
Offering costs included in due to related parties	$(151,133)	$266,873
Offering costs included in accrued expenses	$8,857	$14,725
Distributions included in accrued expenses	$174,338	$37,872
Distributions included in due to related parties	$54,873	$8,744
Reinvested distributions	$799,133	$49,530

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$3,732,404	$—
Restricted cash, beginning of period	800,000	—
Cash, cash equivalents, and restricted cash, beginning of period	$4,532,404	$—

Cash and cash equivalents, end of period	$10,898,556	$3,732,404
Restricted cash, end of period	5,275,815	800,000
Cash, cash equivalents, and restricted cash, end of period	$16,174,371	$4,532,404

*     The year ended December 31, 2018, includes activity from the Company's inception (April 9, 2018) through December 31, 2018.

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

Lodging Fund REIT III, Inc. (“LF REIT III”), was formed on April 9, 2018 as a Maryland corporation. LF REIT III, together with its subsidiaries (the “Company”), was formed for the principal purpose of acquiring, through purchase or contribution, direct or indirect ownership interests in a diverse portfolio of limited-service, select-service and extended stay hotel properties located primarily in “America’s Heartland,” which the Company defines as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. LF REIT III has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2018. The Company’s business activities are directed and managed by Legendary Capital REIT III, LLC (the “Advisor”) and its affiliates, which are related parties through common management, pursuant to the Amended and Restated Advisory Agreement (the “Advisory Agreement”), dated June 1, 2018. The Company has no foreign operations or assets and its operating structure includes only one operating and reportable segment.

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a wholly-owned subsidiary of LF REIT III. The OP has two voting classes of partnership units, General Partnership Units and Common Limited Partnership Units, and one class of non-voting partnership units, Series B Limited Partnership Units.  LF REIT III was the sole general partner of the OP, as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, there were no outstanding Common Partnership Units, and there were 1,000 outstanding Series B Limited Partnership Units, all of which were owned by the Advisor.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000 (the “Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of December 31, 2019, the Company had issued and sold 6,005,743 shares of common stock, including 89,333 shares attributable to the DRIP, and received aggregate proceeds of $59.0 million.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to annual financial information. The consolidated financial statements include the accounts of LF REIT III, the OP and its wholly-owned subsidiaries. For the controlled subsidiaries that are not wholly-owned, the interests owned by an entity other than the Company represent a noncontrolling interest, which is presented separately in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $311,172 and $7,339 for the year ended December 31, 2019 and period ended December 31, 2018 respectively and is included in sales and marketing in the consolidated statements of operations.

Non-controlling Interest—Non-controlling interests represent the portion of equity in a subsidiary held by owners other than the Company. Non-controlling interests are reported in the consolidated balance sheets within equity, separate from stockholders’ equity. Revenue and expenses attributable to both the Company and the non-controlling interests are reported in the consolidated statements of operations, with net income or loss attributable to non-controlling interests reported separately from net income or loss attributable to the Company.

Cash and Cash Equivalents—Cash and cash equivalents include cash in bank accounts as well as highly liquid investments with an original maturity of three months or less. The Company deposits cash with several high-

quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels.

Restricted Cash—Restricted cash primarily consists of earnest money deposits related to hotel property acquisitions, as well as certain funds maintained in escrow accounts to fund future payments for insurance, property tax obligations, and reserves for future capital expenditures, as required by our debt agreements.

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

Deferred Financing Costs—Deferred financing costs represent origination fees, legal fees, and other costs associated with obtaining financing. Deferred financing costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. The Company expenses unamortized deferred financing costs when the associated financing agreement is refinanced or repaid before maturity unless certain criteria are met that would allow for the carryover of such costs to the refinanced agreement. Costs incurred in connection with potential financial transactions that are not completed are expensed in the period in which it is determined the financing will not be completed.

Offering Costs—The Company has incurred certain costs related directly to the Company’s private offering consisting of, among other costs, commissions, legal, due diligence costs, printing, marketing, filing fees, postage, data processing fees, and other offering related costs. These costs are capitalized and recorded as a reduction of equity proceeds on the accompanying consolidated balance sheets.

Property Operations Expenses—Property operations expenses consist of expenses related to room rental, food and beverage sales, telephone usage, and other miscellaneous service costs, as well as all costs of operating the Company’s hotel properties such as building repairs, maintenance, property taxes, utilities, and other related costs.

Property Management Fees—Property management fees include expenses incurred for management services provided for the day-to-day operations of our hotel properties, which are generally charged at a rate of 4% of gross revenues. Property management fees also include asset management fees, which may be charged at an annual rate of up to 0.75% of gross assets and are paid to the Advisor.  For the year ended December 31, 2019 and period ended December 31, 2018, asset management fees were charged only on the value of investments in hotel properties.

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

Acquisition Costs—The Company incurs costs during the review of potential hotel property acquisitions including legal fees, environmental reviews, market studies, financial advisory services, and other professional service fees. If the Company does complete a property acquisition, an acquisition fee of up to 1.4% is charged by the Advisor, based on the purchase price of the property plus any estimated property improvement plan (“PIP”) costs. For transactions determined to be asset acquisitions, these costs are capitalized as part of the overall cost of the project. For transactions determined to be business combinations, these costs would be expensed in the period incurred. Acquisition-related and acquisition due diligence costs that relate to a property that is not acquired, are expensed and included in acquisition costs on the accompanying consolidated statements of operations. Prior to the ultimate determination of whether a property will be acquired or not, acquisition-related and acquisition due diligence costs are recorded as, and included in, prepaid expenses and other assets on the accompanying consolidated balance sheets.

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

Reclassifications—Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net loss or equity.  In the prior year, certain earnest money deposits held in escrow accounts at the end of the period in the amount of $500,000 were included in separate line item titled deposit, and in the current year presentation this amount is included in restricted cash due to the similar nature of the earnest money deposits and the other amounts included within restricted cash.  In the prior year, the Company’s net deferred tax assets in the amount of $19,236 were presented in a separate line item titled deferred tax asset, and in the current year presentation this amount is included within prepaid expenses and other assets due to its insignificance compared to the balance sheet.

Recent Accounting Pronouncements—The Company, as an emerging growth company, has elected to use the extended transition period which allows us to defer the adoption of new or revised accounting standards. This allows the Company to adopt new or revised accounting standards as of the effective date for non-public business entities.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014‑09 is effective for fiscal years beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company adopted ASU 2014‑09 as of January 1, 2019 and has applied it on a modified retrospective basis. Based on the Company’s completed assessment of this updated accounting guidance, it does not materially affect the amount or timing of revenue recognition for the Company and the Company did not recognize any cumulative-effect adjustment as a result of adoption.

In February 2016, the FASB issued ASU No. 2016‑02, “Leases” (“ASU No. 2016‑02”) (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016‑02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016‑02 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. We plan to adopt ASU 2016‑02 for the year ending December 31, 2021. We do not anticipate any reclassifications or significant impacts on our consolidated financial statements as a result of this adoption.

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

3.    INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Land and land improvements	$7,738,495	$1,536,966
Building and building improvements	53,238,276	5,558,557
Furniture, fixtures, and equipment	5,687,249	764,032
Investment in hotel properties, at cost	66,664,020	7,859,555
Less: accumulated depreciation	(1,255,712)	(43,810)
Investment in hotel properties, net	$65,408,308	$7,815,745

As of December 31, 2019, the Company owned five hotel properties with an aggregate of 506 rooms located in five states.

Acquisitions of Hotel Properties

The Company acquired four properties during the year ended December 31, 2019 and one property during the period ended December 31, 2018. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions. The table below outlines the details of the properties acquired during the years ended December 31, 2019 and 2018, respectively.

2019 Acquisitions

				Number
			Date	of Guest	Purchase	Transaction		%
Hotel	Property Type	Location	Purchased	Rooms	Price	Costs	Total	Interest
Hampton Inn & Suites (the "Pineville Property")	Limited Service	Pineville, NC	March 19, 2019	111	$13,897,358	$303,744	$14,201,102	100%
Hampton Inn (the "Eagan Property")	Limited Service	Eagan, MN	June 19, 2019	122	13,950,000	278,333	14,228,333	100%
Home2 Suites (the "Prattville Property")	Extended Stay	Prattville, AL	July 11, 2019	90	14,750,000	356,014	15,106,014	100%
Home2 Suites (the “Lubbock Home2 Property”)	Extended Stay	Lubbock, TX	December 30, 2019	100	14,150,000	284,776	14,434,776	100%
				423	$56,747,358	$1,222,867	$57,970,225

2018 Acquisitions

				Number
			Date	of Guest	Purchase	Transaction		%
Hotel	Property Type	Location	Purchased	Rooms	Price	Costs	Total	Interest
Holiday Inn Express (the "Cedar Rapids Property")	Limited Service	Cedar Rapids, IA	November 30, 2018	83	$7,700,000	$158,333	$7,858,333	100%
				83	$7,700,000	$158,333	$7,858,333

Each of the hotel properties listed above is subject to a management agreement with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive 5‑year periods unless terminated earlier in accordance with its terms. The Pineville Property is currently being managed on a day-to-day basis by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement.

The seller of the Pineville Property, an affiliate of Beacon, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12‑month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12‑month calculation period divided by the stated cap rate for such calculation period. Further, if the Company sells the Pineville Property or terminates the Beacon sub-management agreement without cause prior to March 31, 2021, the Company will be required to pay liquidated damages of at least $1.0 million unless the seller elects to receive the additional consideration described above.  As of December 31, 2019, no amounts were owed or paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

The aggregate purchase price for the hotel properties acquired during the years ended December 31, 2019 and 2018 were allocated as follows:

	December 31,
	2019	2018
Land and land improvements	$6,201,529	$1,536,966
Building and building improvements	47,412,115	5,558,997
Furniture, fixtures, and equipment	4,772,707	762,370
Total assets acquired	58,386,351	7,858,333

Premium on assumed debt	(416,126)	—
Total liabilities assumed	(416,126)	—
Total purchase price(1)	57,970,225	7,858,333

Assumed mortgage debt	17,283,415	—

Net purchase price	$40,686,810	$7,858,333

(1)	Total purchase price includes purchase price plus all transaction costs.

4.    PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	December 31,
	2019	2018
Franchise fees	$475,000	$392,500
Acquisition costs	472,569	158,575
Deferred tax assets, net	205,808	19,236
Insurance	113,571	22,495
Other	356,636	192,362
	$1,623,584	$785,168

5.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2019	2018
Distributions payable	$342,515	$37,871
Acquisition costs	187,800	114,526
Property taxes	114,960	56,317
Interest	136,960	26,018
Other	143,030	47,214
	$925,265	$281,946

6.    DEBT

Lines of Credit

On August 22, 2018, the Company entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. As of December 31, 2019 and 2018, the interest rate was 5.75% and 6.50%, respectively, and there was no outstanding balance on the line of credit. The line of credit requires monthly payments of interest only, with all principal due at maturity. In November 2019, the line of credit was amended to extend the maturity date from November 22, 2019 to November 22, 2020, and lower the minimum interest rate from 6.0% to 5.0% per annum. The amendment also revised the guarantee of the line of credit to include a partial guarantee by each of Corey Maple and Norman Leslie, as the members of the Advisor, each in the amount of $1.2 million.

On November 15, 2018, the Company entered into a $25.0 million revolving line of credit to provide immediate funds to acquire hotel properties. The facility had a variable interest rate equal to 30‑day LIBOR, plus 3.25% and had an initial term of 12 months. Each advance made under the facility was secured by a hotel property, required monthly payments of interest for the first three months following the advance, and monthly payments of principal and interest thereafter. The Company drew $5.2 million on the line of credit in connection with the purchase of the Cedar Rapids Property, which remained outstanding at December 31, 2018.  The outstanding balance was repaid in full in March 2019 when the Cedar Rapids property was refinanced.  As of December 31, 2018, the interest rate was 5.60%, and the line of credit was closed in September 2019.

Mortgage Debt

As of December 31, 2019, the Company had $41.7 million in outstanding mortgage debt secured by five properties, with maturity dates ranging from March 2024 to October 2026, with fixed interest rates ranging from 4.13% to 5.33%, and a weighted-average interest rate of 4.72%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of December 31, 2019, certain mortgage debt was guaranteed by the members of the Advisor.  As of December 31, 2018, the Company did not have any outstanding mortgage debt. The Company was in compliance with all debt covenants as of December 31, 2019 and 2018. The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of December 31, 2019 for each of the Company’s mortgage debt obligations.

	Interest		Outstanding
	Rate as of		Balance as of
	December 31,	Maturity	December 31,
Hotel Property	2019	Date	2019
Holiday Inn Express - Cedar Rapids(1)	5.33%	03/01/2024	$5,527,392
Hampton Inn & Suites - Pineville	5.13%	06/06/2024	9,154,289
Hampton Inn - Eagan	4.60%	07/01/2024	9,369,276
Home2 Suites - Prattville(1)	4.13%	08/01/2024	9,620,000
Home2 Suites - Lubbock	4.69%	10/06/2026	8,000,430
			41,671,387

Premium on assumed debt, net			389,285
Deferred financing costs, net			(1,080,040)

Debt, net			$40,980,632

(1)	Loan is interest-only for the first 12 months after origination.

Future Minimum Payments

As of December 31, 2019, the future minimum principal payments on the Company’s debt were as follows:

2020	$745,181
2021	979,421
2022	1,027,297
2023	1,077,500
2024	30,969,668
Thereafter	6,872,320
41,671,387

Premium on assumed debt, net	389,285
Deferred financing costs, net	(1,080,040)

$40,980,632

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of December 31, 2019 and 2018 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of December 31, 2019. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using an estimate of current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy.  As of December 31, 2019, the estimated fair value of the Company’s mortgage debt was $42.7 million, compared to the gross carrying value $41.7 million. As of December 31, 2018, the carrying amounts of all of the financial instruments presented in the consolidated financial statements approximate their fair value.

8.    INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the periods ended December 31, 2019 and 2018. The Company did not have any uncertain tax positions as of December 31, 2019 and 2018, respectively.  For the year ended December 31, 2019 and period ended December 31, 2018, all distributions paid were determined to be 100% returns of capital distributions.

The Company’s TRS generated a net operating loss (“NOL”) for the year ended December 31, 2019 and period ended December 31, 2018, which can be carried forward to offset future taxable income. As of December 31, 2019 and 2018, the Company had recorded net deferred tax assets of $205,808 and $19,236, respectively, primarily attributable to its NOLs generated in the current year and prior periods, net of temporary differences primarily related to deprecation. The Company’s NOLs will expire in 2038‑2039 for state tax purposes and will not expire for federal tax purposes. As of December 31, 2019 and 2018, the Company had NOL carryforwards for federal income tax purposes of $1.1 million and $14,263, respectively, and NOL carryforwards for state income tax purposes of $268,502 and $4,973, respectively.  The Company expects to fully utilize the NOLs to offset future taxable income. As of December 31, 2019, the tax years 2018 and 2019 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

The components of the Company’s income tax benefit are as follows:

	For the Year Ended December 31,
	2019	2018
Federal:
Deferred	$143,746	$14,263
State:
Deferred	42,826	4,973
Income tax benefit	$186,572	$19,236

The provision for income taxes is difference from the income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the Year Ended December 31,
	2019	%	2018	%
Expected income tax benefit at U.S. Federal statutory rate	$1,068,481	-21.0%	$258,320	-21.0%
Tax impact of REIT election	(927,264)	18.2%	(242,363)	19.7%
Expected tax benefit at TRS	141,217	-2.8%	15,957	-1.3%

State income tax benefit, net	42,826	-0.8%	4,956	-0.4%
Temporary differences - deprecation	2,529	-0.1%	(1,677)	0.1%

Income tax benefit	$186,572	-3.7%	$19,236	-1.6%

As of December 31, 2019 and 2018, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2019	2018
Deferred Tax Assets:
Net operating loss carryforwards - Federal	$1,148,996	$14,263
Net operating loss carryforwards - State	268,502	4,973
	1,417,498	19,236
Deferred Tax Liabilities:
Tax FF&E basis less than book basis - Federal	(990,986)	-
Tax FF&E basis less than book basis - State	(220,704)	-
	(1,211,690)	-

Deferred tax assets, net	$205,808	$19,236

9.    RELATED PARTY TRANSACTIONS

Legendary Capital REIT III, LLC—Substantially all of the Company’s business is managed by the Advisor and its affiliates, pursuant to the Advisory Agreement. The Company has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services. The Company reimburses the Advisor and its affiliates, at cost, for certain expenses incurred on behalf of the Company. The Advisory Agreement has a term of 10 years.

The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor will also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing, and a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, and real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty amount, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B Limited Partnership Unit (“Series B LP Unit”) holders) have received a 6% cumulative, but not compounded, return per annum.

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

The Advisor and its affiliates may be reimbursed by the Company for certain organization and offering expenses in connection with the Offering, including legal, printing, marketing and other Offering-related costs and expenses. Following the termination of the Offering, the Advisor will reimburse the Company for any such amounts incurred by the Company in excess of 15% of the gross proceeds of the Offering. In addition, the Company may pay directly or reimburse the Advisor and its affiliates for certain costs incurred in connection with its provision of services to the Company, including certain acquisition costs, financing costs, and sales and marketing costs, as well as an allocable share of general and administrative overhead costs.  All reimbursements are paid to the Advisor and its affiliates at cost.

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the year ended December 31, 2019 and period ended December 31 2018, were as follows:

	For the Year Ended December 31,
	2019	2018
Fees:
Acquisition fees	$818,521	$103,476
Financing fees	818,521	103,476
Asset management fees	305,398	10,286
Performance fees	68,534	4,747
	$2,010,974	$221,985

Reimbursements:
Offering costs	$2,174,471	$939,873
General and administrative	2,699,813	484,310
Sales and marketing	386,694	127,041
Financing costs	—	45,114
Acquisition costs	989,346	41,467
Other	11,053	7,140
	$6,261,377	$1,644,945

For the year ended December 31, 2019 and period ended December 31 2018, the Operating Partnership recognized distributions payable to the Advisor in the amount of $126,247 and $8,744, respectively, in connection with the Advisor’s ownership of Series B LP Units.  For the year ended December 31, 2019 and period ended December 31 2018, the Company paid distributions in the amount of $37,634 and $18,765, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 53,763 shares each, of the Company’s common stock.

As of December 31, 2019 and 2018, the Company had amounts due and payable to the Advisor and its affiliates of $918,863 and $685,685, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

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

NHS earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties equal to 4% of gross revenue. NHS may also earn an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. The Company reimburses NHS for certain costs of operating the properties incurred on behalf of the Company. All reimbursements are paid to NHS at cost.

Fees and reimbursements earned and payable to, NHS for the year ended December 31, 2019 and period ended December 31 2018, were as follows:

	For the Year Ended December 31,
	2019	2018
Fees:
Management fees	$342,101	$4,950
Administrative fees	52,605	687
Accounting fees	49,028	2,324
	$443,734	$7,961

Reimbursements	$227,398	$10,588

As of December 31, 2019 and 2018, the Company had amounts due and payable to NHS of $47,516 and $15,360, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

10.    FRANCHISE AGREEMENTS

As of December 31, 2019 and 2018, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

11.    STOCKHOLDERS’ EQUITY

The Company is authorized to issue 900,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each share of common stock entitles the holder to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions as authorized by the Company’s board of directors. The rights of the holders of shares of preferred stock may be defined at such time any series of preferred shares are issued.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors. Effective the first day of each fiscal quarter since inception, the board of directors declared a cash distribution at a daily rate of $0.00191781 per share of common stock to the stockholders of record on the last day of each calendar month within the respective quarter, up to, and including the period ended December 31, 2019.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion.  The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares.  There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year.  The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan.  At December 31, 2019 and 2018, the Company had $799,133 and $49,530, respectively, available for eligible repurchases.

12.    COMMITMENTS AND CONTINGENCIES

Legal Matters—From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

13.    SUBSEQUENT EVENTS

On January 1, 2020, the Company’s board of directors declared cash distributions on the outstanding shares of common stock based on daily record dates for (i) the period from January 1, 2020 through January 31, 2020, which was paid in February 2020, and (ii) the period from February 1, 2020 through February 29, 2020, which was paid in March 2020.  Our board of directors also authorized cash distributions on the outstanding shares of common stock based on daily record dates for the period from March 1, 2020 through March 31, 2020.  Investors may choose to receive cash distributions or purchase additional shares through the DRIP. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00191781 per share per day.

On January 8, 2020, the Company acquired a 101-room Fairfield Inn & Suites by Marriott hotel property in Lubbock, Texas, for $15.15 million, exclusive of closing costs.  In connection with the acquisition, the Company assumed the existing loan secured by the property, which had an outstanding balance of $9.4 million at the time of the transaction.  The loan has a fixed interest rate of 4.93% per annum, matures on April 6, 2029, and requires monthly payments of principal and interest with a balloon payment due at maturity.  In connection with the acquisition, the Company also entered into an agreement with NHS to manage the property at terms consistent with the Company’s existing agreements with NHS. Additionally, the Company signed a new franchise agreement with Marriott that expires in August 2037.

On January 10, 2020, the Company paid distributions of $342,515, declared for daily record dates for each day in the period from December 1, 2019 through December 31, 2019, which included $130,304 of distributions paid pursuant to the DRIP. On February 10, 2020, the Company paid distributions of $358,474, declared for daily record dates for each day in the period from January 1, 2020, through January 31, 2020, which included $139,094 of distributions paid pursuant to the DRIP. On March 10, 2020, the Company paid distributions of $382,325, declared for daily record dates for each day in the period from February 1, 2020 through February 29, 2020, which included $150,022 of distributions paid pursuant to the DRIP.

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit loan agreement (the “Line of Credit”).  The Line of Credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021.  The Line of Credit has a variable interest rate equal to the Prime Rate as published in the Wall Street Journal, plus 0.50%, resulting in an effective rate of 5.25% per annum as of February 10, 2020.  The Line of Credit is secured by our Cedar Rapids Property and our Eagan Property, which are also subject to term loans with the same lender, and 100,000 limited partnership units of the Operating Partnership.  The Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other.  The Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple, the Company’s Chief Executive Officer.  As of March 24, 2020, the outstanding balance on the Line of Credit was $3.2 million.

On February 17, 2020, the due diligence period expired under the purchase agreement in which the Company agreed to acquire a 108-room Fairfield Inn & Suites by Marriott hotel in Hershey, Pennsylvania, a 107-room Home2 Suites by Hilton hotel in York, Pennsylvania, and a 100-room Hampton Inn & Suites by Hilton hotel in York, Pennsylvania (collectively, the “Pennsylvania Hotel Properties”). The contractual purchase price of the Pennsylvania Hotel Properties is approximately $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement. As required by the purchase agreement, the Company has deposited a total of $1.5 million into escrow as earnest money pending the closing or termination of the purchase agreement. Except in certain circumstances described in the purchase agreement, if the Company fails to complete the acquisition, it will forfeit the earnest money.  There can be no assurance that the Company will complete these acquisitions on the contemplated terms, or at all.

On February 21, 2020, the Company acquired a 99-room Homewood Suites by Hilton hotel property located in Southaven, Mississippi, for $20.5 million, exclusive of closing costs.  In connection with the acquisition, the Company entered into a $13.46 million term loan. The loan has a fixed interest rate of 3.695% per annum, matures on March 3, 2025, requires monthly payments of interest-only through March 31, 2021, and thereafter requires monthly payments of principal and interest with a balloon payment due at maturity. The loan requires the maintenance of certain financial covenants, and pursuant to the loan agreement, Corey Maple, the Company’s Chief Executive Officer (the “Guarantor”), entered into a Guaranty, which is (i) a full recourse guarantee to the lender in certain circumstances, including the occurrence of certain events, including, without limitation, certain bankruptcy or insolvency proceedings involving the borrower, and (ii) recourse guarantee limited to the payment of all claims, actions, suits, damages, losses, expenses or other obligations actually incurred by the lender as a result of certain “bad boy” events, including criminal acts, fraud or misrepresentation in connection with the loan documents, damage to the collateral caused by gross negligence, reckless or intentional acts or omissions, or certain other intentional acts or omissions of the borrower or Guarantor, all as further described in the Guaranty. In connection with the acquisition the Company also entered a management agreement with Vista Host Inc. (“Vista Host”), a third-party management company, to provide property management and hotel operations management services. The agreement has an initial term expiring on February 21, 2025, which automatically renews for two successive five-year periods, unless terminated in accordance with its terms. The Company will pay Vista Host a base management fee for property management services equal to 3% of the prior month’s gross revenues, a monthly accounting fee of $1,000, and Vista Host may earn annual incentive management fees if certain growth and operational performance metrics are achieved.

On March 16, 2020, the Company drew $2.0 million on our $3.0 million revolving line of credit, which was outstanding as of March 24, 2020.

As of March 24, 2020, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 6,962,813 shares of common stock, including 133,482 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $68.4 million.

Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19. The global and domestic response to the COVID-19 outbreak continues to rapidly evolve. Thus far, certain responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that required temporary closure of certain travel and hospitality. The COVID-19 outbreak and associated responses could negatively impact future hotel revenues and operations at our properties, which could result in a  material impact to the Company’s future results of operations, cash flows and financial condition.

******

LODGING FUND REIT III, INC. - SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2019

						Costs
						Capitalized
						Subsequent to
				Initial Cost		Acquisition	Gross Amounts at End of Year
					Building,	Building,		Building,
				Land and	Building	Building	Land and	Building
	Date	Number		Land	Improvements	Improvements	Land	Improvements		Accumulated	Depreciable
Description	Acquired	of Rooms	Encumbrances	Improvements	and FF&E	and FF&E	Improvements	and FF&E	Total(1)	Depreciation	Lives
Holiday Inn Express - Cedar Rapids, IA	Nov - 2018	83	$5,527,392	$1,536,966	$6,321,367	$290,720	$1,536,966	$6,612,087	$8,149,053	$(310,451)	3 - 40 yrs.
Hampton Inn & Suites - Pineville, NC	Mar - 2019	111	9,154,289	2,014,533	12,327,740	38,090	2,014,533	12,365,830	14,380,363	(376,530)	3 - 40 yrs.
Hampton Inn - Eagan, MN	Jun - 2019	122	9,369,276	1,691,813	12,536,520	80,770	1,691,813	12,617,290	14,309,103	(291,830)	3 - 40 yrs.
Home2 Suites - Prattville, AL	Jul - 2019	90	9,620,000	1,691,954	13,414,060	8,860	1,691,954	13,422,920	15,114,874	(233,425)	3 - 40 yrs.
Home2 Suites - Lubbock, TX	Dec - 2019	100	8,000,430	803,229	13,906,502	896	803,229	13,907,398	14,710,627	(43,476)	3 - 40 yrs.
		506	$41,671,387	$7,738,495	$58,506,189	$419,336	$7,738,495	$58,925,525	$66,664,020	$(1,255,712)

(1)	The aggregate cost for federal income tax purposes is approximately $66.3 million at December 31, 2019 (unaudited).

Investment in Real Estate:	2019	2018
Balance at beginning of period	$7,859,555	$-
Acquisitions	58,386,351	7,858,333
Improvements	418,114	1,222
Balance at end of period	$66,664,020	$7,859,555

Accumulated Depreciation:	2019	2018
Balance at beginning of period	$(43,810)	$-
Depreciation expense	(1,211,902)	(43,810)
Balance at end of period	$(1,255,712)	$(43,810)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LODGING FUND REIT III, INC.

Date: March 24, 2020	By:	/s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer, Secretary and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date	Name and Title

March 24, 2020	/s/ Corey R. Maple
Corey R. Maple, Chairman of the Board, Chief Executive Officer, Secretary and Director (principal executive officer)

March 24, 2020	/s/ Katie Cox
Katie Cox, Chief Financial Officer (principal financial officer and principal accounting officer)

March 24, 2020	/s/ Norman H. Leslie
Norman H. Leslie, President, Chief Investment Officer, Treasurer and Director

March 24, 2020	/s/ David G. Ekman
David G. Ekman, Director

March 24, 2020	/s/ Brian Hagen
Brian Hagen, Director

March 24, 2020	/s/ Jeffrey T. Leighton
Jeffrey T. Leighton, Director

March 24, 2020	/s/ Perry Rynders
Perry Rynders, Director