Form 10-Q
period 2020-03-31
Lodging Fund REIT III, Inc.
filed 2020-05-14
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, there were 7,136,866 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Investment in hotel properties, net of accumulated depreciation of $2,074,113 and $1,255,712	$101,975,846	$65,408,308
Cash and cash equivalents	7,934,605	10,898,556
Restricted cash	4,689,155	5,275,815
Accounts receivable, net	96,509	107,976
Franchise fees, net	1,005,718	721,690
Prepaid expenses and other assets	1,860,521	1,623,584
Total Assets	$117,562,354	$84,035,929

Liabilities and Equity
Debt, net	$69,018,909	$40,980,632
Accounts payable	683,677	543,669
Accrued expenses	1,435,884	925,265
Due to related parties	338,883	966,379
Other liabilities	301,765	434,974
Total liabilities	71,779,118	43,850,919

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 6,996,670 and 6,005,743 shares issued and outstanding	69,966	60,057
Additional paid-in capital	68,659,011	58,961,101
Accumulated deficit	(22,376,292)	(18,396,163)
Total stockholders' equity	46,352,685	40,624,995
Non-controlling interest	(569,449)	(439,985)
Total equity	45,783,236	40,185,010
Total Liabilities and Equity	$117,562,354	$84,035,929

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues
Room revenue	$3,777,730	$601,289
Other revenue	54,776	3,201
Total revenue	3,832,506	604,490

Expenses
General and administrative	1,388,284	655,151
Sales and marketing	371,070	176,562
Property operations	1,650,313	250,698
Franchise fees	319,901	54,085
Property management fees	395,204	59,898
Acquisition expense	72,995	188,121
Depreciation	818,401	103,589
Total expenses	5,016,168	1,488,104

Other Income (Expense)
Other income (expense), net	(72,524)	(40,023)
Interest expense	(735,766)	(161,502)
Total other income (expense)	(808,290)	(201,525)

Net Loss Before Income Taxes	(1,991,952)	(1,085,139)

Income tax benefit	607,916	59,556

Net Loss	(1,384,036)	(1,025,583)

Net loss attributable to non-controlling interest	(69,156)	(50,563)

Net Loss Attributable to Common Stockholders	$(1,314,880)	$(975,020)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.20)	$(0.65)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	6,539,024	1,504,416

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Unaudited)

	Common Stock		Additional		Total	Non-
		Par	Paid-In	Accumulated	Stockholders'	controlling	Total
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2018	1,135,010	$11,350	$11,083,985	$(4,041,428)	$7,053,907	$(69,217)	$6,984,690
Issuance of common stock	789,455	7,895	7,814,616	—	7,822,511	—	7,822,511
Offering costs	—	—	—	(1,628,239)	(1,628,239)	—	(1,628,239)
Distributions declared ($0.175 per share)	—	—	—	(266,076)	(266,076)	(14,004)	(280,080)
Distributions reinvested	12,269	123	115,352	—	115,475	—	115,475
Net loss	—	—	—	(975,020)	(975,020)	(50,563)	(1,025,583)
Balance at March 31, 2019	1,936,734	$19,368	$19,013,953	$(6,910,763)	$12,122,558	$(133,784)	$11,988,774

Balance at December 31, 2019	6,005,743	$60,057	$58,961,101	$(18,396,163)	$40,624,995	$(439,985)	$40,185,010
Issuance of common stock	956,897	9,569	9,371,964	—	9,381,533	—	9,381,533
Offering costs	—	—	—	(1,520,647)	(1,520,647)	—	(1,520,647)
Distributions declared ($0.175 per share)	—	—	—	(1,144,602)	(1,144,602)	(60,308)	(1,204,910)
Distributions reinvested	44,030	440	417,846	—	418,286	—	418,286
Redemptions	(10,000)	(100)	(91,900)	—	(92,000)	—	(92,000)
Net loss	—	—	—	(1,314,880)	(1,314,880)	(69,156)	(1,384,036)
Balance at March 31, 2020	6,996,670	$69,966	$68,659,011	$(22,376,292)	$46,352,685	$(569,449)	$45,783,236

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,384,036)	$(1,025,583)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	818,401	103,589
Amortization	58,352	29,231
Write-off of unamortized deferred financing costs	—	25,629
Change in operating assets and liabilities:
Accounts receivable	11,467	(21,844)
Franchise fees	(300,000)	(175,000)
Prepaid expenses and other assets	(236,937)	213,946
Accounts payable	147,028	87,316
Accrued expenses	496,689	(96,979)
Due to related parties	(623,882)	(365,516)
Other liabilities	(129,055)	10,211
Net cash used in operating activities	(1,141,973)	(1,215,000)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(27,190,749)	(4,276,945)
Improvements and additions to hotel properties	(196,753)	(157,518)
Net cash used in investing activities	(27,387,502)	(4,434,463)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	13,597,819	5,278,868
Proceeds from lines of credit	6,200,000	500,000
Principal payments on mortgage debt	(170,941)	(13,466)
Principal payments on lines of credit	(1,000,000)	(5,229,000)
Payments of deferred financing costs	(633,572)	(301,960)
Proceeds from issuance of common stock	9,381,533	7,822,511
Payments of offering costs	(1,612,371)	(1,359,395)
Payments for shares redeemed	(92,000)	—
Distributions paid	(691,604)	(98,912)
Net cash provided by financing activities	24,978,864	6,598,646
Net change in cash, cash equivalents, and restricted cash	(3,550,611)	949,183
Beginning Cash, Cash Equivalents, and Restricted Cash	16,174,371	4,032,404
Ending Cash, Cash Equivalents, and Restricted Cash	$12,623,760	$4,981,587

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid	$577,708	$102,972

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt assumed in connection with hotel property acquisition	$9,998,437	$9,424,156
Offering costs included in accounts payable	$(7,020)	$170,845
Offering costs included in due to related parties	$(63,922)	$97,999
Offering costs included in accrued expenses	$(20,782)	$—
Distributions included in accrued expenses	$34,712	$60,119
Distributions included in due to related parties	$60,308	$5,574
Reinvested distributions	$418,286	$115,475

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$10,898,556	$3,732,404
Restricted cash, beginning of period	5,275,815	300,000
Cash, cash equivalents, and restricted cash, beginning of period	$16,174,371	$4,032,404

Cash and cash equivalents, end of period	$7,934,605	$2,679,089
Restricted cash, end of period	4,689,155	2,302,498
Cash, cash equivalents, and restricted cash, end of period	$12,623,760	$4,981,587

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has two voting classes of partnership units, General Partnership Units and Common Limited Partnership Units, and one class of non-voting partnership units, Series B Limited Partnership Units.  LF REIT III was the sole general partner of the OP, as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, there were no outstanding Common Partnership Units, and there were 1,000 outstanding Series B Limited Partnership Units, all of which were owned by the Advisor.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000 (the “Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of March 31, 2020, the Company had issued and sold 6,996,670 shares of common stock, including 133,331 shares attributable to the DRIP, and received aggregate proceeds of $68.7 million.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, and which, in the opinion of management, are necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The impact of the outbreak on the U.S. and world economies has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, there have been international mandates, and mandates in the United States from federal, state and local authorities, instituting quarantines and stay-at-home orders, closing schools, and instituting restrictions on travel and/or limiting operations of non-essential offices and retail centers. Such actions are adversely impacting many industries, with the travel and hospitality industries being particularly adversely affected. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the industry and the economy in general and the Company’s expected use of the underlying hotel properties. The assumptions and estimates related to the future cash flows and the capitalization rates are complex and subjective in nature. Changes in economic and operating conditions, including those occurring as a result of the impact of the COVID-19 pandemic, that occur subsequent to a current impairment analysis and the Company’s ultimate use of the hotel property could impact the assumptions and result in future impairment losses to the hotel properties.

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

Restricted Cash—Restricted cash consists of earnest money deposits related to hotel property acquisitions, as well as certain funds maintained in escrow accounts to fund future payments for insurance, property tax obligations, and reserves for future capital expenditures, as required by our debt agreements.  As of March 31, 2020 and December 31, 2019, restricted cash on the accompanying consolidated balance sheets included $1.7 million and $2.6 million, respective, of earnest money deposits.

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

Property Management Fees—Property management fees include expenses incurred for management services provided for the day-to-day operations of our hotel properties, which are generally charged at a rate of 4% of gross revenues. Property management fees also include asset management fees, which may be charged at an annual rate of up to 0.75% of gross assets and are paid to the Advisor. For the three months ended March 31, 2020 and 2019, asset management fees were charged only on the value of investments in hotel properties.

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

3.    INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Land and land improvements	$10,314,661	$7,738,495
Building and building improvements	84,575,847	53,238,276
Furniture, fixtures, and equipment	8,708,360	5,687,249
Construction in progress	451,091	—
Investment in hotel properties, at cost	104,049,959	66,664,020
Less: accumulated depreciation	(2,074,113)	(1,255,712)
Investment in hotel properties, net	$101,975,846	$65,408,308

As of March 31, 2020, the Company owned seven hotel properties with an aggregate of 706 rooms located in six states.

Acquisitions of Hotel Properties

The Company acquired two properties during the three months ended March 31, 2020 and four properties during the year ended December 31, 2019.  Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions.  The table below outlines the details of the properties acquired during the three months ended March 31, 2020.

2020 Acquisitions

				Number
			Date	of Guest	Purchase	Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price	Costs	Total	Interest
Fairfield Inn & Suites (the "Lubbock Fairfield Inn Property")	Limited Service	Lubbock, TX	January 8, 2020	101	$15,150,000	$496,431	$15,646,431	100%
Homewood Suites (the "Southaven Property")	Extended Stay	Southaven, MS	February 21, 2020	99	20,500,000	445,090	20,945,090	100%
				200	$35,650,000	$941,521	$36,591,521

The table below outlines the details of the properties acquired during the year ended December 31, 2019.

2019 Acquisitions

				Number
			Date	of Guest	Purchase	Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price	Costs	Total	Interest
Hampton Inn & Suites (the "Pineville Property")	Limited Service	Pineville, NC	March 19, 2019	111	$13,897,358	$303,744	$14,201,102	100%
Hampton Inn (the "Eagan Property")	Limited Service	Eagan, MN	June 19, 2019	122	13,950,000	278,333	14,228,333	100%
Home2 Suites (the "Prattville Property")	Extended Stay	Prattville, AL	July 11, 2019	90	14,750,000	356,014	15,106,014	100%
Home2 Suites (the “Lubbock Home2 Property”)	Extended Stay	Lubbock, TX	December 30, 2019	100	14,150,000	284,776	14,434,776	100%
				423	$56,747,358	$1,222,867	$57,970,225

Each of the hotel properties listed above, except one, is subject to a property management agreement with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive 5‑year periods unless terminated earlier in accordance with its terms. The Pineville Property is currently being managed on a day-to-day basis by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement.  The Southaven Property is currently being managed on a day-to-day basis by Vista Host, Inc. pursuant to a property management agreement with an initial term expiring on February 21, 2025, which will automatically renew for two successive 5-year periods unless terminated earlier in accordance with its terms.

The seller of the Pineville Property, an affiliate of Beacon, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12‑month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12‑month calculation period divided by the stated cap rate for such calculation period. Further, if the Company sells the Pineville Property or terminates the Beacon sub-management agreement without cause prior to March 31, 2021, the Company will be required to pay liquidated damages of at least $1.0 million unless the seller elects to receive the additional consideration described above.  As of March 31, 2020, no amounts were paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

The aggregate purchase price for the hotel properties acquired during the three months ended March 31, 2020 and the year ended December 31, 2019 were allocated as follows:

	March 31,	December 31,
	2020	2019
Land and land improvements	$2,576,166	$6,201,529
Building and building improvements	31,605,174	47,412,115
Furniture, fixtures, and equipment	3,007,846	4,772,707
Total assets acquired	37,189,186	58,386,351

Premium on assumed debt	(597,665)	(416,126)
Total liabilities assumed	(597,665)	(416,126)
Total purchase price(1)	36,591,521	57,970,225

Assumed mortgage debt	9,400,772	17,283,415

Net purchase price	$27,190,749	$40,686,810

(1)	Total purchase price includes purchase price plus all transaction costs.

4.    DEBT

Lines of Credit

On August 22, 2018, the Company entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. As of March 31, 2020, and December 31, 2019, the interest rate was 5.00% and 5.75%, respectively.  As of March 31, 2020, there was an outstanding balance of $2.0 million. There was no outstanding balance on the line of credit as of December 31, 2019. The line of credit requires monthly payments of interest only, with all principal due at maturity. In November 2019, the line of credit was amended to extend the maturity date from November 22, 2019 to November 22, 2020, and lower the minimum interest rate from 6.00% to 5.00% per annum. The amendment also revised the guarantee of the line of credit to include a partial guarantee by each of Corey Maple and Norman Leslie, as the members of the Advisor, each in the amount of $1.2 million.

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit loan agreement.  The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021.  The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2020.  The line of credit is secured by the Company’s Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 limited partnership units of the Operating Partnership.  The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other.  The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple, the Company’s Chief Executive Officer.  As of March 31, 2020, the outstanding balance on the line of credit was $3.2 million.

On November 15, 2018, the Company entered into a $25.0 million revolving line of credit to provide immediate funds to acquire hotel properties. The facility had a variable interest rate equal to 30‑day LIBOR, plus 3.25% and had an initial term of 12 months. Each advance made under the facility was secured by a hotel property, required monthly payments of interest for the first three months following the advance, and monthly payments of principal and interest thereafter. The Company drew $5.2 million on the line of credit in connection with the purchase of the Cedar Rapids Property, which was repaid in full in March 2019 when the Cedar Rapids property was refinanced.  The line of credit was closed in September 2019.

Mortgage Debt

As of March 31, 2020, the Company had $64.5 million in outstanding mortgage debt secured by seven properties, with maturity dates ranging from June 2024 to April 2029, with fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.54%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of March 31, 2020 and December 31, 2019, certain mortgage debt was guaranteed by the members of the Advisor.  The Company was in compliance with all debt covenants as of March 31, 2020 and December 31, 2019. The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of March 31, 2020 and December 31, 2019 for each of the Company’s mortgage debt obligations, respectively.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	March 31,	Maturity	March 31,	December 31,
Hotel Property	2020	Date	2020	2019
Holiday Inn Express - Cedar Rapids(1)(2)	5.33%	09/01/2024	$5,665,211	$5,527,392
Hampton Inn & Suites - Pineville	5.13%	06/06/2024	9,109,397	9,154,289
Hampton Inn - Eagan(2)	4.60%	01/01/2025	9,317,590	9,369,276
Home2 Suites - Prattville(1)(2)	4.13%	08/01/2024	9,620,000	9,620,000
Home2 Suites - Lubbock	4.69%	10/06/2026	7,950,051	8,000,430
Fairfield - Lubbock	4.93%	04/06/2029	9,376,788	—
Homewood Suites - Southaven(1)(2)	3.70%	03/03/2025	13,460,000	—
Total Mortgage Debt			64,499,037	41,671,387

$3.0 million line of credit	5.00%(3)		2,000,000	—
$5.0 million line of credit	3.75%(4)		3,200,000	—
Total Lines of Credit			5,200,000	—

Premium on assumed debt, net			953,944	389,285
Deferred financing costs, net			(1,634,072)	(1,080,040)

Debt, net			$69,018,909	$40,980,632

(1)	Loan is interest-only for the first 12 months after origination, then monthly principal and interest payments, with a balloon payment at maturity.
(2)	See note 11. “Subsequent Events” for a description of certain amendments and forbearance agreements entered into in connection with these loans.
(3)	Variable interest rate equal to U.S. Prime Rate plus 1.00% with a minimum rate of 5.00%.
(4)	Variable interest rate equal to U.S. Prime Rate plus 0.50%.

Future Minimum Payments

As of March 31, 2020, the future minimum principal payments on the Company’s debt were as follows:

2020 (April 1, 2020 to December 31, 2020)	$2,630,308
2021	4,557,344
2022	1,505,990
2023	1,576,254
2024	23,479,447
Thereafter	35,949,694
69,699,037

Premium on assumed debt, net	953,944
Deferred financing costs, net	(1,634,072)

$69,018,909

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of March 31, 2020 and December 31, 2019 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of March 31, 2020. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy.  As of March 31, 2020, the estimated fair value of the Company’s mortgage debt was $65.7 million, compared to the gross carrying value $64.5 million. As of December 31, 2019, the estimated fair value of the Company’s mortgage debt was $42.7 million, compared to the gross carrying value $41.7 million.

6.    INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the periods ended March 31, 2020 and 2019. The Company did not have any uncertain tax positions as of March 31, 2020 or December 31, 2019.

The Company’s TRS generated a net operating loss (“NOL”) for the three months ended March 31, 2020 and the year ended December 31, 2019, which can be carried forward to offset future taxable income. As of March 31, 2020 and December 31, 2019, the Company had a recorded deferred tax asset of $813,724 and $205,808, respectively, primarily attributable to its NOLs generated in the current period and prior periods, net of temporary differences primarily related to depreciation. The Company’s NOLs will expire in 2038‑2039 for state tax purposes and will not expire for federal tax purposes. As of March 31, 2020, the tax years 2018 and 2019 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), passed in March 2020, allows for NOL’s arising in tax years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the preceding 5-year periods.  In addition, the CARES Act removed the 80% absorption limitation previously enacted under the Tax Cuts and Jobs Act of 2017.  Generally unused NOL’s generated prior to 2018 will expire 20 years following the year in which the NOL was created.

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

The Advisor and its affiliates may be reimbursed by the Company for certain organization and offering expenses in connection with the Offering, including legal, printing, marketing and other Offering related costs and expenses. Following the termination of the Offering, the Advisor will reimburse the Company for any such amounts incurred by the Company in excess of 15% of the gross proceeds of the Offering. In addition, the Company may pay directly or reimburse the Advisor and its affiliates for certain costs incurred in connection with its provision of services to the Company, including certain acquisition costs, financing costs, and sales and marketing costs, as well as an allocable share of general and administrative overhead costs.  All reimbursements are paid to the Advisor and its affiliates at cost.

Fees and reimbursements incurred and payable to the Advisor and its affiliates, for the three months ended March 31, 2020 and 2019, and amounts outstanding and payable as of March 31, 2020 and December 31, 2019, were as follows:

	Incurred		Payable as of
	For the Three Months Ended March 31,		March 31,	December 31,
	2020	2019	2020	2019
Fees:
Acquisition fees	$501,949	$200,324	$—	$213,402
Financing fees	501,949	200,324	—	213,402
Asset management fees	197,165	25,784	74,464	81,389
Performance fees	—	—	—	68,534
	$1,201,063	$426,432	$74,464	$576,727

Reimbursements:
Offering costs	$583,926	$611,135	$21,179	$122,833
General and administrative	813,575	523,066	26,549	120,386
Sales and marketing	76,153	91,342	9,647	3,333
Acquisition costs	64,847	58,951	15,956	31,966
Other	282	—	7,477	—
	$1,538,783	$1,284,494	$80,808	$278,518

For the three months ended March 31, 2020 and 2019, the Operating Partnership recognized distributions payable to the Advisor in the amount of $60,308 and $14,004, respectively, in connection with the Advisor’s ownership of Series B LP Units.  As of March 31, 2020 and December 31, 2019, the Company had distributions payable to the Advisor $123,925 and $63,617, respectively.  For the three months ended March 31, 2020 and 2019, the Company paid distributions in the amount of $9,409 and $9,409, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 53,763 shares each, of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. Mr. Maple, our Chief Executive Officer and Chairman of the Board, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama and Southaven, Mississippi, which had original loan amounts of $9.6 million and $13.5 million, respectively, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 limited partnership units of Lodging Fund REIT III OP, LP. Mr. Leslie, our President, Chief Investment Officer and Director, is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million.  Mr. Maple and Mr. Leslie are also guarantors of the Company’s $3.0 million line of credit, each in the amount of $1.2 million.  For the three months ended March 31, 2020, the Company incurred $69,334 of loan guarantee fees, and as of March 31, 2020, there were $63,334 of loan guarantee fees outstanding and payable.  No guarantee fees were assessed for three months ended March 31, 2019, and no guarantee fees were outstanding and payable at December 31, 2019.

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

Fees and reimbursements incurred and payable to, NHS for the three months ended March 31, 2020 and 2019, and amounts outstanding and payable as of March 31, 2020 and December 31, 2019, were as follows:

	Incurred		Payable as of
	For the Three Months Ended March 31,		March 31,	December 31,
	2020	2019	2020	2019
Fees:
Management fees	$116,089	$24,207	$36,182	$30,024
Administrative fees	17,863	9,202	5,821	4,617
Accounting fees	20,820	5,040	7,968	4,303
	$154,772	$38,449	$49,971	$38,944

Reimbursements	$80,576	$16,790	$9,715	$8,572

8.    FRANCHISE AGREEMENTS

As of March 31, 2020, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors. Effective the first day of each fiscal quarter since inception, the board of directors declared a cash distribution at a daily rate of $0.00191781 per share of common stock to the stockholders of record on the last day of each calendar month within the respective quarter, up to, and including the period ended March 31, 2020.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion.  The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares.  There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan.  At March 31, 2020 and December 31, 2019, the Company had $707,133 and $49,530, respectively, available for eligible repurchases.

10.  COMMITMENTS AND CONTINGENCIES

Impact  of COVID-19 — As further discussed in Note 2, the full extent of the impact of COVID-19 on the U.S. and world economies generally, and the Company’s business in particular, is uncertain. As of March 31, 2020, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

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

11. SUBSEQUENT EVENTS

COVID-19 Pandemic

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. As described below, the Company obtained loans under the Paycheck Protection Program and entered into the forbearance agreements and amendments to loan agreements in April 2020, which measures were intended to help maintain financial flexibility given the significant impact on U.S. and world economies as a result of the COVID-19 pandemic. As a result of the COVID-19 pandemic and measures taken to limit the pandemic and its impact, the Company experienced decreases in hotel occupancy and revenues during the month of April 2020.  The extent to which the COVID-19 pandemic continues to impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Paycheck Protection Program (the “PPP”) Loans

In April 2020, the Company entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100. The PPP was established under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business

Administration (the “SBA”). The term of each PPP loan is two years. The interest rate on each PPP loan is 1.0% per annum, which shall be deferred for the first six months of the term of the loan. After the initial six-month deferral period, each loan requires monthly payments of principal and interest until maturity with respect to any portion of such PPP loan which is not forgiven as described below.  The Company is permitted to prepay each PPP loan at any time with no prepayment penalties.   Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. No assurance is provided that the Company will obtain forgiveness of the PPP loans in whole or in part.

Forbearance Agreements and Loan Amendments

On April 17, 2020, the Company entered into a Change In Terms Agreement (the “Cedar Rapids Amendment”), amending the terms of the its original Promissory Note (the “Cedar Rapids Note”), dated March 5, 2019 in the original principal amount of $5.86 million. Pursuant to the Cedar Rapids Amendment, the maturity date of the Cedar Rapids Note was extended from March 1, 2024, to September 1, 2024, the requirement to make any replacement reserve deposits was waived until March 1, 2021, and the requirement to make any payments of principal and interest were deferred until October 1, 2020.

On April 17, 2020, the Company entered into a Change In Terms Agreement (the “Eagan Amendment”), amending the terms of the its original Promissory Note (the “Eagan Note”), dated June 19, 2019 in the original principal amount of $9.44 million. Pursuant to the Eagan Amendment, the maturity date of the Eagan Note was extended from July 1, 2024, to January 1, 2025, the requirement to make any replacement reserve deposits was waived until June 1, 2021, and the requirement to make any payments of principal and interest were deferred until October 1, 2020.

On April 22, 2020, the Company entered into a Forbearance Agreement (the “Prattville Forbearance Agreement”), to be effective May 1, 2020, amending the terms of its original loan agreement (the “Prattville Loan”), dated July 11, 2019, in the original principal amount of $9.6 million. Pursuant to the Prattville Forbearance Agreement, the Company will not make interest payments that will become due and payable during the Prattville Forbearance Period (as defined below) which constitute Events of Default under the terms of the Prattville Loan (collectively, the “Prattville Projected Events of Default”).  However, during the Prattville Forbearance Period,  the lender agreed to forbear from exercising any available rights and remedies under the Prattville Loan and other Loan Documents (as defined in the Prattville Loan) to the extent such rights and remedies arise as a result of the Prattville Projected Events of Default. The forbearance period (the “Prattville Forbearance Period”) shall be the period beginning May 1, 2020 through and including July 31, 2020, subject to earlier termination pursuant to the terms of the Prattville Forbearance Agreement.

On April 22, 2020, the Company entered into a Forbearance Agreement (the “Southaven Forbearance Agreement”), to be effective May 1, 2020, amending the terms of its original loan agreement (the “Southaven Loan”), dated February 21, 2020, in the original principal amount of $13.5 million. Pursuant to the Southaven Forbearance Agreement, the Company will not make interest payments that will become due and payable during the Southaven Forbearance Period (as defined below) which constitute Events of Default under the terms of the Southaven Loan (collectively, the “Southaven Projected Events of Default”).  However, during the Southaven Forbearance Period,  the lender agreed to forbear from exercising any available rights and remedies under the Southaven Loan and other Loan Documents (as defined in the Southaven Loan) to the extent such rights and remedies arise as a result of the Southaven Projected Events of Default. The forbearance period (the “Southaven Forbearance Period”) shall be the period beginning May 1, 2020 through and including July 31, 2020, subject to earlier termination pursuant to the terms of the Southaven Forbearance Agreement.

Interval Common Stock

Articles Supplementary

On April 29, 2020, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary (the “Articles Supplementary”) to the Company’s charter, to classify and designate 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, of the Company, as non-voting shares of Interval Common Stock (“Interval Common Stock”) and to set the terms of the Interval Common Stock. Holders of shares of Interval Common Stock will be entitled to receive, when and as authorized by the board of directors of the Company and declared by the Company, dividends at a rate equal to 86% of the dividend rate for the Company’s common stock as authorized by the board of directors and declared by the Company.  Dividends on the Interval Shares may be paid in cash, capital stock of the Company or a combination of cash and capital stock of the Company as determined by the board of directors, and will be paid at such times as dividends are paid to the holders of common stock.

Repurchase Plan

The board of directors has adopted a repurchase plan for the Interval Common Stock (the “Repurchase Plan”).  The Repurchase Plan is generally available to holders of Interval Common Stock who have held their shares of Interval Common Stock (“Interval Shares”) for at least 1 year. The Repurchase Plan provides that so long as the Repurchase Reserve (defined below) exists, the Company will repurchase up to the lesser of (i) 5% of the aggregate value of the Interval Shares (“Interval Shares Value”) on the last day of the same calendar quarter of the preceding year and (ii) 5% of the Interval Shares Value on the last day of the preceding calendar quarter.  After the Repurchase Reserve has been exhausted, the Company will limit repurchases of Interval Shares to repurchases that can be made with the net proceeds from the dividend reinvestment plan for the Interval Shares received in the prior calendar year up to the lesser of (i) 1.25% per calendar quarter and (ii) 5% per calendar year of the Interval Shares Value. The limitations described in this paragraph are referred to as the “Repurchase Limitations.”

The Company will establish a reserve (the “Repurchase Reserve”) of liquid assets in an amount equal to 20% of the aggregate gross proceeds from the Company’s private offering of Interval Shares, which will be comprised of cash and cash-like instruments, government securities, publicly traded REIT shares and other publicly traded securities (the “Reserve Assets”), but which is expected to primarily include publicly traded REIT shares.  The Repurchase Reserve will be used solely to repurchase the Interval Shares.  The board of directors may, but has no obligation to, increase the amount of the Repurchase Reserve at any time.  The Company will have no obligation to restore any amounts resulting from a decline in value of the Reserve Assets.  After the Repurchase Reserve has been exhausted, subject to the Repurchase Limitations, the Company will use only the net proceeds from the dividend reinvestment plan received in the prior calendar year to repurchase the Interval Shares.  Subject to the Repurchase Limitations, on the applicable repurchase date, the Company will repurchase the Interval Shares timely submitted for repurchase for a price equal to the NAV per share of the Company’s common stock on such repurchase date as determined by the board of directors.

The board of directors may, upon 10 days’ written notice to the holders of Interval Shares, amend, suspend or terminate the Repurchase Plan at any time, and such amendment, suspension or termination may be implemented immediately. Notwithstanding the foregoing, the Repurchase Plan may not be terminated prior to the date the Repurchase Reserve is exhausted.

Private Offering

The Company is offering up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share.

Status of the Offering

As of May 14, 2020, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 7,136,866 shares of common stock, including 133,331 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $70.1 million.

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

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•

The COVID-19 pandemic and the measures taken by government authorities to contain the COVID-19 outbreak or to treat its impact, including restrictions on travel and imposition of quarantines, have had a negative impact on the U.S. and world economies and business activities.  The extent to which the COVID-19 pandemic adversely affects our results of operations, returns and profitability, as well as our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, actions taken to contain the COVID-19 outbreak or to mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others;

•

Adverse economic, business or real estate developments in our markets may adversely affect our financial performance and the value of our properties and may limit our ability to pay distributions to our stockholders;

•

We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders;

•

If we are unable to raise substantial funds in our Offering, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue;

•

We may incur significant debt in certain circumstances. Our use of leverage increases the risk of an investment in us. Loans we obtain may be collateralized by some or all of our investments, which will put those investments at risk of forfeiture if we are unable to pay our debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders;

•

Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, which will depend on debt and capital markets conditions. In addition, if any of the loans we obtain have variable interest rates, volatility in these markets could negatively impact such loans. There can be no assurance that we will be able to obtain financing on favorable terms, or at all;

•

Demand for our properties may be affected by various factors, including an over-supply or over-building of hotel properties in our properties’ markets and general economic conditions. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders;

•	We have a limited operating history and may not be successful at operating a real estate investment trust, or REIT, which may adversely affect our ability to make distributions to our stockholders;
•

Our advisor, Legendary Capital REIT III, LLC (the “Advisor”), its executive officers and other key personnel, the employees of Legendary Capital, LLC, an affiliate of the Advisor (the “Sponsor”) as well as certain of our officers and directors, whose services are essential to the Company, may be involved in other business ventures, and will face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of the Advisor, its executive officers and key personnel, the employees of the Sponsor, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders;

•

We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided.  These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties;

•

We have paid distributions from proceeds from our ongoing private offering described below (the “Offering”). To the extent the Board declares future distributions, we may continue to fund such distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital; and

•	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”), and the risks identified in Part II, Item 1A herein.

Overview

We were formed on April 9, 2018 as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of hotel properties (the “Projects”) located primarily in America’s Heartland, which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. On an infrequent and opportunistic basis, we may also originate or acquire high-yield loans secured directly or indirectly by real estate-related assets, which loans will be made to certain qualified third-party borrowers and/or affiliates of our advisor (the “Loans”). We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2019.  We conduct substantially all of our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to an agreement (the “Advisory Agreement”) under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of the Loans, is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The

Advisor may, in its sole discretion, perform these duties through one or more affiliates. We have engaged NHS, LLC dba National Hospitality Services (‘‘NHS’’) to manage the Projects acquired to date; however, we can and may engage third party property management companies.  The Pineville Property is currently being managed on a day-to-day basis by Beacon, an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement.  NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of the Sponsor, an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services.

On June 1, 2018, we commenced an offering (the “Offering”) of up to 10,000,000 shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) June 1, 2020, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. As of March 31, 2020,  we had issued and sold 6,996,670 shares of common stock, including 133,331 shares attributable to the DRIP, and received aggregate proceeds of $68.7 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $57.3 million. The net offering proceeds have been used to fund property acquisitions. No public market exists for the shares of our common stock and none is expected to develop.

Market Outlook

The hospitality industry is closely related to the U.S. general economic cycle because business and leisure travelers are directly affected by economic conditions that drive demand. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, there have been international mandates and mandates in the United States from federal, state and local authorities instituting quarantines and stay-at-home orders, closing schools, and instituting restrictions on travel and/or limiting operations of non-essential offices and retail centers. Such actions are increasing rates of unemployment and adversely impacting many industries, with the travel and hospitality industries being particularly adversely affected. The hospitality industry is experiencing a sharp decline in travel demand due to the impact of the COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus. Though certain states are beginning to loosen certain aspects of these restrictions, all of the markets in which our properties are located are subject to some form of restrictions on business operations.  As a result of these mandatory restrictions as well as voluntary shutdowns, self-quarantines or actual viral health issues, we initially experienced a substantial number of cancellations, and have experienced and continue to experience a reduction in bookings for hotel rooms. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments which are highly uncertain and cannot be predicted with confidence, including, among other factors, the duration, severity and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. In addition, if in the future there is a pandemic, epidemic or outbreak of another highly infectious or contagious disease or other health concern affecting states or regions in which we operate, we and our properties may be subject to similar risks and uncertainties as posed by COVID-19. For additional discussion with respect to the potential impact of the COVID-19 pandemic on our liquidity and capital resources and results of operations, see “Liquidity and Capital Resources—Outlook” and “Results of Operations-Outlook” below.

Liquidity and Capital Resources

Overview

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) June 1, 2020, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2020, we had raised approximately $68.7 million in gross offering proceeds from the sale of shares of our common stock in the Offering. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of March 31, 2020, we owned seven properties. We acquired these investments with the proceeds from the sale of our common stock in the Offering and debt financing. Operating cash needs during the three months ended March 31, 2020 were met through cash flow generated by these real estate investments and with proceeds from our Offering.

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

We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%.  We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount.  As of March 31, 2020, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 62%.

In addition to making investments in accordance with our investment objectives, we expect to use capital resources to make certain payments to the Advisor and its affiliates and NHS. These payments include the various fees and expenses to be paid to the Advisor and its affiliates in connection with the selection, acquisition and management of Projects, as well as reimbursement of certain organization and other offering expenses described below. The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any property improvement plan (“PIP”) at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor will also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing, and a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, and real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price.  Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B Limited Partnership Unit (“Series B LP Unit”) holders) have received a 6% cumulative, but not compounded, return per annum. Per the terms of the Operating Partnership’s operating agreement, the Advisor receives distributions from the Operating Partnership in connection with their ownership of non-voting Series B LP Units. The Advisor’s ownership of Series B LP Units is presented as non-controlling interest on the accompanying consolidated financial statements.

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

Debt

Lines of Credit

On August 22, 2018, the Company entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. As of March 31, 2020, the interest rate was 5.00%. The line of credit requires monthly payments of interest only, with all principal due at maturity. In November 2019, the line of credit was amended to extend the maturity date from November 22, 2019 to November 22, 2020, and lower the minimum interest rate from 6.0% to 5.0% per annum. The amendment also revised the guarantee of the line of credit to include a partial guarantee by each of Corey Maple and Norman Leslie, as the members of the Advisor, each in the amount of $1.2 million. As of March 31, 2020, there was an outstanding balance of $2.0 million.

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit loan agreement.  The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021.  The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2020.  The line of credit is secured by our Cedar Rapids Property and our Eagan Property, which are also subject to term loans with the same lender, and 100,000 limited partnership units of the Operating Partnership.  The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other.  The line of credit, including all cross-collateralized debt, is guaranteed by Corey

Maple, the Company’s Chief Executive Officer.  As of March 31, 2020, the outstanding balance on the line of credit was $3.2 million.

On November 15, 2018, the Company entered into a $25.0 million revolving line of credit to provide immediate funds to acquire hotel properties. The facility had a variable interest rate equal to 30‑day LIBOR, plus 3.25% and had an initial term of 12 months. Each advance made under the facility was secured by a hotel property, required monthly payments of interest for the first three months following the advance, and monthly payments of principal and interest thereafter. The Company drew $5.2 million on the line of credit in connection with the purchase of the Cedar Rapids Property, which was repaid in full in March 2019 when the Cedar Rapids property was refinanced.  The line of credit was closed in September 2019.

Mortgage Loans

As of March 31, 2020,  we had $64.5 million in outstanding mortgage debt secured by seven properties, with maturity dates ranging from March 2024 to April 2029,  with fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.54%.  The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity.

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

Outlook

We are closely monitoring the impact of the COVID-19 pandemic on our business and continue to assess the situation at our properties and operations on a daily basis.  Each of our hotels remains open for business. However, as a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we continue to experience a reduction in bookings for hotel rooms which have negatively affected our occupancy levels and could materially and adversely affect the financial performance and value of our hotels.  All of the markets in which our properties are located are subject to some level of restrictions on business operations. For the month of April, hotel occupancy, ADR and RevPAR were approximately 24.29%, $90.78 and $22.04, respectively, which represents a decrease of approximately 60%, 15% and 66%, from hotel occupancy, ADR and RevPAR, respectively, for the three months ended March 31, 2020.  We expect that the reduction in hotel demand as a result of the COVID-19 pandemic will continue to put pressure on our occupancy levels, ADR and RevPAR, which will negatively impact cash flows from operations. Our second quarter of 2020 financial results are expected to be negatively impacted by such reduced demand. However, April hotel occupancy, ADR and RevPAR may not be indicative of such measures in any future period, and the impact of the COVID-19 pandemic on our cash flows from operations and room revenues for the second quarter of 2020 and thereafter cannot be determined with certainty at the present time.  Even after travel advisories and restrictions are modified or lifted, demand for hotels may remain weak for a significant length of time, which may be a function of continued concerns over safety, unwillingness to travel, and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our hotel properties will return to pre-outbreak levels of occupancy and pricing.

We have taken several measures intended to help maintain financial flexibility. During the three-month period ended March 31, 2020, we entered into a new $5.0 million line of credit, and drew a total of $5.2 million on our two lines of credit. Subsequent to March 31, 2020, we obtained loans totaling $0.8 million under the Paycheck Protection Program (the “PPP”) to help pay for payroll costs, mortgage interest, rent or utility costs related to six of our hotel properties.  In addition, we amended the mortgage loans secured by two of our hotel properties to extend the maturity date of such loans by six months and to defer the requirement to pay principal and interest until October 1, 2020.  We also entered into forbearance agreements in connection with mortgage loans secured by two of our hotel properties, pursuant to which the lenders agreed to forbear from exercising any available rights and remedies under such loans arising from the failure to make interest payments during the period beginning May 1, 2020 through and including July 31, 2020. See “—Subsequent Events” below for a discussion of each of these agreements.

To maintain cash reserves, we have determined that it is in the best interests of the Company to declare distributions quarterly, if at all, beginning in the second quarter of 2020, rather than monthly as previously had been declared.  The Company has implemented expense reduction efforts at all properties and reduced or deferred planned maintenance or capital expenditures as deemed appropriate.

Based on information currently available and our current projected operating cash flow needs and interest and debt repayments, we believe we have adequate cash for at least the next twelve months to fund our business operations, meet all of our financial commitments, and other obligations. However, we cannot predict whether future developments related to the COVID-19 pandemic will adversely affect our liquidity position.

Cash Flows

The following table provides a breakdown of the net change in our cash,  cash equivalents, and restricted cash:

	For the Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(1,141,973)	$(1,215,000)
Net cash used in investing activities	(27,387,502)	(4,434,463)
Net cash provided by financing activities	24,978,864	6,598,646
Net increase in cash, cash equivalents and restricted cash	$(3,550,611)	$949,183

Cash Flows From Operating Activities

As of March 31, 2020, we owned seven hotel properties.  During the three months ended March 31, 2020 and 2019, net cash used in operating activities was $1.1 million and $1.2 million, respectively. Our cash flows used in operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See “— Liquidity and Capital Resources–Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business. See "-  Results of Operations" for further discussion of our operating results for the three months ended March 31, 2020 and 2019.

Cash Flows From Investing Activities

Net cash used in investing activities was $27.4 million for the three months ended March 31, 2020 and primarily consisted of $27.2 million for the acquisition of two hotel properties. Net cash used in investing activities was $4.4 million for the three months ended March 31, 2019 and primarily consisted of $4.3 million for the acquisition of one hotel property.

Cash Flows From Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $25.0 million and consisted primarily of the following:

•	$7.8 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other offering costs of $1.6 million;
•

$18.0 million of net cash provided by debt financing as a result of proceeds from debt financing of $19.8 million, partially offset by principal payments on debt of $1.2 million and payments of financing costs of $0.6 million;

•	$0.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.4 million;
•	and $0.1 million paid for share redemptions.

During the three months ended March 31, 2019, net cash provided by financing activities was $6.6 million and consisted primarily of the following:

•	$6.4 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other offering costs of $1.4 million;
•

$0.3 million of net cash provided by debt financing as a result of proceeds from debt financing of $5.8 million, partially offset by principal payments on debt of $5.2 million and payments of financing costs of $0.3 million;

•	and $0.1 million of net cash distributions.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first quarter of 2020 and during each quarter of 2019:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Used in
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2020	$1,084,605	$0.175	$691,604	$418,286	$1,109,890	$(1,141,973)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Used in
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2019	$280,080	$0.175	$98,912	$115,475	$214,387	$(1,215,000)
Second Quarter 2019	505,418	0.175	256,191	191,395	447,586	(316,321)
Third Quarter 2019	745,048	0.175	422,533	266,527	689,060	(222,112)
Fourth Quarter 2019	994,364	0.175	718,930	225,736	944,666	(1,914,370)
	$2,524,910	$0.700	$1,496,566	$799,133	$2,295,699	$(3,667,803)

(1)

Distributions for the periods from January 1, 2019 through March 31, 2020 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day.

(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2019 through February 29, 2020 were paid on a monthly basis, generally on or about the tenth day of the month following the record date of a given month.

For the three months ended March 31, 2020, we paid aggregate distributions of $1.1 million, including $0.7 million of distributions paid in cash and $0.4 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the three months ended March 31, 2020 was $2.0 million. Net cash flow used in operations for the three months ended March 31, 2020 was $1.1 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

For the year ended December 31, 2019, we paid aggregate distributions of $2.3 million, including $1.5 million of distributions paid in cash and $0.8 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the year ended December 31, 2019 was $4.9 million. Net cash flows used in operations for the year ended December 31, 2019 was $3.7 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

Going forward,  our board of directors has determined that, due to the effects of the COVID-19 pandemic, it is in the best interests of the Company to transition from declaring and paying distributions to stockholders on a monthly basis to doing so, if at all, on a quarterly basis, beginning in the second quarter of 2020. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Results of Operations

Outlook

Our results of operations for the three months ended March 31, 2020 and 2019 are not indicative of those expected in future periods, as we were actively raising capital through our Offering and acquiring hotel properties during both of these periods, and as of March 31, 2020, had only owned two properties for a full 12 month operating cycle.

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

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our hotels remains open for business. However, as a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we initially experienced a substantial number of cancellations, and have experienced and continue to experience a reduction in bookings for hotel rooms compared to historical periods. Furthermore, while operating expenses at such hotels are likely to decrease, we expect that many of our hotel properties will generate substantially reduced operating cash flow, have greatly diminished RevPAR, and may operate at a loss. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations.  See “—Recent Developments” and “—Liquidity and Capital Resources – Outlook” above for further discussion of the COVID-19 pandemic.

Comparison of the three months ended March 31, 2020 versus the three months ended March 31, 2019

Revenue

Room revenues totaled $3.8 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. Other revenue, which consists of revenues from other hotel services, was $54,776 and $3,201 for the three months ended March 31, 2020 and 2019, respectively. Hotel occupancy, ADR, and RevPAR were 60.17%, $107.35, and $64.59, respectively, for the three months ended March 31, 2020.  Hotel occupancy, ADR, and RevPAR were 61.68%, $108.03, and $66.63, respectively, for the three months ended March 31, 2019. See “— Liquidity and Capital Resources–Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business.

General and Administrative Expenses

General and administrative expenses were $1.4 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. These general and administrative expenses consisted primarily of administrative personnel costs and the cost of office supplies and equipment.

Sales and Marketing Expenses

Sales and marketing expenses were $0.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. These sales and marketing expenses consisted primarily of sales personnel costs, hotel brand loyalty program costs, advertising and other marketing costs.

Property Operations Expenses

Property operations expenses were $1.7 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. These property operations expenses consisted primarily of property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties.

Franchise Fees

Franchise fees were $0.3 million and $54,085 for the three months ended March 31, 2020 and 2019, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs.

Property Management Fees

Property management fees were $0.4 million and $59,898 for the three months ended March 31, 2020 and 2019, respectively. Property management fees include the asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties.

Acquisition Expenses

Acquisition expenses were $72,995 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisitions that are not attributable to a single property.

Depreciation

Depreciation expense was $0.8 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Interest Expense

Interest expense was  $0.7 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.  Furthermore, we expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general and our expected use of the underlying hotel properties. The assumptions and estimates related to the future cash flows and the capitalization rates are complex and subjective in nature. Changes in economic and operating conditions, including those occurring as a result of the impact of the COVID-19 pandemic, that occur subsequent to a current impairment analysis and our ultimate use of the hotel property could impact the assumptions and result in future impairment losses to the hotel properties.

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

As of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

Depending on a hotel’s location and market, operations for the hotel may be seasonal in nature. This seasonality can be expected to cause fluctuations in our quarterly operating performance. Based on historic trends, for hotels located in non-resort markets, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. Accordingly, excluding any impact from the COVID-19 pandemic, we generally would expect to have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

Subsequent Events

COVID-19 Pandemic

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. As described below, we obtained loans under the Paycheck Protection Program and entered into the forbearance agreements and amendments to loan agreements in April 2020, which measures were intended to help maintain financial flexibility given the significant impact on U.S. and world economies as a result of the COVID-19 pandemic. As a result of the COVID-19 pandemic and measures taken to limit the pandemic and its impact, the Company experienced decreases in hotel occupancy and revenues during the month of April 2020.  The extent to which the COVID-19 pandemic continues to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Paycheck Protection Program (the “PPP”) Loans

In April 2020, we entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100. The PPP was established under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration

(the “SBA”). The term of each PPP loan is two years. The interest rate on each PPP loan is 1.0% per annum, which shall be deferred for the first six months of the term of the loan. After the initial six-month deferral period, each loan requires monthly payments of principal and interest until maturity with respect to any portion of such PPP loan which is not forgiven as described below.  We are permitted to prepay each PPP loan at any time with no prepayment  penalties. Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. No assurance is provided that the Company will obtain forgiveness of the PPP loans in whole or in part.

Forbearance Agreements and Loan Amendments

On April 17, 2020, we entered into a Change In Terms Agreement (the “Cedar Rapids Amendment”), amending the terms of the its original Promissory Note (the “Cedar Rapids Note”), dated March 5, 2019 in the original principal amount of $5.86 million. Pursuant to the Cedar Rapids Amendment, the maturity date of the Cedar Rapids Note was extended from March 1, 2024, to September 1, 2024, the requirement to make any replacement reserve deposits was waived until March 1, 2021, and the requirement to make any payments of principal and interest were deferred until October 1, 2020.

On April 17, 2020, we entered into a Change In Terms Agreement (the “Eagan Amendment”), amending the terms of the its original Promissory Note (the “Eagan Note”), dated June 19, 2019 in the original principal amount of $9.44 million. Pursuant to the Eagan Amendment, the maturity date of the Eagan Note was extended from July 1, 2024, to January 1, 2025, the requirement to make any replacement reserve deposits was waived until June 1, 2021, and the requirement to make any payments of principal and interest were deferred until October 1, 2020.

On April 22, 2020, we entered into a Forbearance Agreement (the “Prattville Forbearance Agreement”), to be effective May 1, 2020, amending the terms of its original loan agreement (the “Prattville Loan”), dated July 11, 2019, in the original principal amount of $9.6 million. Pursuant to the Prattville Forbearance Agreement, the Company will not make interest payments that will become due and payable during the Prattville Forbearance Period (as defined below) which constitute Events of Default under the terms of the Prattville Loan (collectively, the “Prattville Projected Events of Default”).  However, during the Prattville Forbearance Period,  the lender agreed to forbear from exercising any available rights and remedies under the Prattville Loan and other Loan Documents (as defined in the Prattville Loan) to the extent such rights and remedies arise as a result of the Prattville Projected Events of Default. The forbearance period (the “Prattville Forbearance Period”) shall be the period beginning May 1, 2020 through and including July 31, 2020, subject to earlier termination pursuant to the terms of the Prattville Forbearance Agreement.

On April 22, 2020, we entered into a Forbearance Agreement (the “Southaven Forbearance Agreement”), to be effective May 1, 2020, amending the terms of its original loan agreement (the “Southaven Loan”), dated February 21, 2020, in the original principal amount of $13.5 million. Pursuant to the Southaven Forbearance Agreement, the Company will not make interest payments that will become due and payable during the Southaven Forbearance Period (as defined below) which constitute Events of Default under the terms of the Southaven Loan (collectively, the “Southaven Projected Events of Default”).  However, during the Southaven Forbearance Period,  the lender agreed to forbear from exercising any available rights and remedies under the Southaven Loan and other Loan Documents (as defined in the Southaven Loan) to the extent such rights and remedies arise as a result of the Southaven Projected Events of Default. The forbearance period (the “Southaven Forbearance Period”) shall be the period beginning May 1, 2020 through and including July 31, 2020, subject to earlier termination pursuant to the terms of the Southaven Forbearance Agreement.

Interval Common Stock

Articles Supplementary

On April 29, 2020, we filed with the Maryland State Department of Assessments and Taxation articles supplementary (the “Articles Supplementary”) to our charter, to classify and designate 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, of the Company, as non-voting shares of Interval Common Stock (“Interval Common Stock”) and to set the terms of the Interval Common Stock. Holders of shares of Interval Common Stock will be entitled to receive, when and as authorized by the board of directors and declared by the Company, dividends at a rate equal to 86% of the dividend rate for our common stock as authorized by the board of directors and declared by the Company.  Dividends on the Interval Shares may be paid in cash, capital stock of the Company or a combination of cash and capital stock of the Company as determined by the board of directors, and will be paid at such times as dividends are paid to the holders of common stock.

Repurchase Plan

The board of directors has adopted a repurchase plan for the Interval Common Stock (the “Repurchase Plan”).  The Repurchase Plan is generally available to holders of Interval Common Stock who have held their shares of Interval Common Stock (“Interval Shares”) for at least 1 year. The Repurchase Plan provides that so long as the Repurchase Reserve (defined below) exists, we will repurchase up to the lesser of (i) 5% of the aggregate value of the Interval Shares (“Interval Shares Value”) on the last day of the same calendar quarter of the preceding year and (ii) 5% of the Interval Shares Value on the last day of the preceding calendar quarter.  After the Repurchase Reserve has been exhausted, we will limit repurchases of Interval Shares to repurchases that can be made with the net proceeds from the dividend reinvestment plan for the Interval Shares received in the prior calendar year up to the lesser of (i) 1.25% per calendar quarter and (ii) 5% per calendar year of the Interval Shares Value. The limitations described in this paragraph are referred to as the “Repurchase Limitations.”

We will establish a reserve (the “Repurchase Reserve”) of liquid assets in an amount equal to 20% of the aggregate gross proceeds from the Company’s private offering of Interval Shares, which will be comprised of cash and cash-like instruments, government securities, publicly traded REIT shares and other publicly traded securities (the “Reserve Assets”), but which is expected to primarily include publicly traded REIT shares.  The Repurchase Reserve will be used solely to repurchase the Interval Shares.  The board of directors may, but has no obligation to, increase the amount of the Repurchase Reserve at any time.  The Company will have no obligation to restore any amounts resulting from a decline in value of the Reserve Assets.  After the Repurchase Reserve has been exhausted, subject to the Repurchase Limitations, the Company will use only the net proceeds from the dividend reinvestment plan received in the prior calendar year to repurchase the Interval Shares.  Subject to the Repurchase Limitations, on the applicable repurchase date, the Company will repurchase the Interval Shares timely submitted for repurchase for a price equal to the NAV per share of the Company’s common stock on such repurchase date as determined by the board of directors.

The board of directors may, upon 10 days’ written notice to the holders of Interval Shares, amend, suspend or terminate the Repurchase Plan at any time, and such amendment, suspension or termination may be implemented immediately. Notwithstanding the foregoing, the Repurchase Plan may not be terminated prior to the date the Repurchase Reserve is exhausted.

Private Offering

The Company is offering up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share.

Status of the Offering

As of May 14, 2020, our private offering remained open for new investment, and since the inception of the offering the we had issued and sold 7,136,866 shares of common stock, including 133,331 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $70.1 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, the Company is not subject to any material legal proceedings nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company by any governmental authorities.

Item 1A. Risk Factors

The following risk factor reflects an addition to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report.  The below risk factor should be read in conjunction with the risk factors discussed in Part I, Item 1A. “Risk Factors” of our Annual Report.

The novel coronavirus (COVID-19) and other possible pandemics and similar outbreaks could result in material adverse effects on our business, financial position, results of operations and cash flows.

The outbreak of the COVID-19 virus that has rapidly spread to a growing number of countries, including the United States, has created considerable instability and disruption in the U.S. and world economies. Substantial uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures and other restrictions on travel, congregation and business operations have already resulted in significant negative impacts in the United States and world economies and in relation to our business. The long-term impact of COVID-19 on the U.S. and world economies remains uncertain, but is likely to result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted. The extent to which our financial condition, results of operations and overall value will continue to be affected by the COVID-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

As a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we initially experienced a substantial number of cancellations, and have experienced and continue to experience a reduction in bookings for hotel rooms which have negatively affected our occupancy levels and could materially and adversely affect the financial performance and value of our hotels.  All of the markets in which our properties are located are subject to some level of restrictions on business operations. Even after travel advisories and restrictions are modified or lifted, demand for hotels may remain weak for a significant length of time, which may be a function of continued concerns over safety, unwillingness to travel, and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our hotel properties will return to pre-outbreak levels of occupancy and pricing. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, have adversely affected, and may continue to adversely affect, our returns and profitability and, as a result, our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties.

Additionally, the management companies that operate our hotel properties may be limited in their ability to properly maintain the properties.  Market fluctuations may affect our ability to obtain necessary funds for the operation of our hotels from current lenders or new borrowings.  In addition, we may be unable to obtain financing for the acquisition of new hotels on satisfactory terms, or at all.  Third-party reports relating to market studies or demographics we obtained prior to the COVID-19 virus outbreak for hotels we acquired or have identified for acquisition may no longer be accurate or complete.  The occurrence of any of the foregoing events or any other related matters could materially and adversely affect our business, financial condition, results of operation and the overall value of our properties, and stockholders may lose all or a substantial portion of their investment in us.

The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. As a result, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial condition, results of operations and our ability to pay distributions to our stockholders. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, our company and our properties may be subject to similar risks as posed by COVID-19.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 1, 2018, we commenced a private placement offering of up to $100,000,000 in shares of our common stock. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company.  Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share. During the three months ended March 31, 2020,  we sold 1,000,927 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $9.8 million, including 44,030 shares issued pursuant to our dividend reinvestment plan. During the three months ended March 31, 2020, aggregate selling commissions of $1.0 million and marketing and diligence allowances and other wholesale selling costs and expenses of $0.5 million were paid in connection with the private offering.

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

Shares Repurchased

During the three months ended March 31, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.  During the three months ended March 31, 2020, we funded repurchases under our share repurchase plan with the net proceeds from our dividend reinvestment plan.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2020	10,000	$9.20	(1)
February 2020	—	$—	(1)
March 2020	—	$—	(1)
Total	10,000

(1)We limit the dollar value of shares that may be redeemed under the plan as described above. One of these limitations is that during each calendar year, our share repurchase plan limits the number of shares we may repurchase to those that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. Based on the repurchase limits described above, as of March 31, 2020, there was $707,133 available for eligible purchasers for the remainder of 2020.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	*	Articles of Amendment and Restatement, dated as of June 1, 2018

3.2	*	Articles Supplementary for the Interval Common Stock

3.3

Bylaws, dated of as April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2019)

4.1		Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.1.1

First Amendment to Purchase Agreement for the Southaven Homewood Suites, effective as of January 3, 2020 (incorporated by reference to Exhibit 10.53.2 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.1.2

Second Amendment to Purchase Agreement for the Southaven Homewood Suites, dated as of January 31, 2020 (incorporated by reference to Exhibit 10.53.3 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.2.1

Consent, Amendment and Assumption Agreement relating to the Lubbock Fairfield Inn loan, dated as of January 8, 2020 (incorporated by reference to Exhibit 10.55.1 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.2.2		Promissory Note relating to the Lubbock Fairfield Inn, dated as of April 4, 2019 (incorporated by reference to Exhibit 10.55.2 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.2.3		Loan Agreement relating to the Lubbock Fairfield Inn, dated as of April 4, 2019 (incorporated by reference to Exhibit 10.55.3 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.2.4

Assignment of Leases and Rents relating to the Lubbock Fairfield Inn, dated as of April 4, 2019 (incorporated by reference to Exhibit 10.55.4 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.2.5		Deed of Trust relating to the Lubbock Fairfield Inn, dated as of January 8, 2020 (incorporated by reference to Exhibit 10.55.5 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.2.6

Guaranty of Recourse Obligations relating to the Lubbock Fairfield Inn, dated as of January 8, 2020 (incorporated by reference to Exhibit 10.55.6 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.2.7

Environmental Indemnity Agreement relating to the Lubbock Fairfield Inn, dated as of January 8, 2020 (incorporated by reference to Exhibit 10.55.7 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.2.8

Acknowledgement of Property Manager and Borrower relating to the Lubbock Fairfield Inn, dated as of January 8, 2020 (incorporated by reference to Exhibit 10.55.8 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.3.1	*	Business Loan Agreement for Revolving Line of Credit with Western State Bank, dated February 10, 2020

10.3.2	*	Promissory Note issued to Western State Bank, dated February 10, 2020

10.3.3

Mortgage granted to Western State Bank relating to the Cedar Rapids Property, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.3 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.3.4

Mortgage granted to Western State Bank relating to the Eagan Property, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.4 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.3.5

Assignment of Rents granted to Western State Bank relating to the Cedar Rapids Property, dated February 10, 2020  (incorporated by reference to Exhibit 10.56.5 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.3.6

Assignment of Rents granted to Western State Bank relating to the Eagan Property, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.6 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.3.7

Commercial Security Agreement relating to the Cedar Rapids Property, dated February 10, 2020  (incorporated by reference to Exhibit 10.56.7 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.3.8	Commercial Security Agreement relating to the Eagan Property, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.8 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.3.9	Commercial Guaranty by Corey R. Maple to Western State Bank, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.10 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.3.10	Commercial Guaranty by the Company to Western State Bank, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.11 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.3.11	Agreement to Provide Insurance relating to the Eagan Property, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.13 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.4.1

First Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of January 13, 2020 (incorporated by reference to Exhibit 10.57.2 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.4.2

Second Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of January 31, 2020 (incorporated by reference to Exhibit 10.57.3 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.4.3

Third Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of February 10, 2020 (incorporated by reference to Exhibit 10.57.4 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.4.4

Fourth Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of February 17, 2020 (incorporated by reference to Exhibit 10.57.5 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.5.1

Loan Agreement with Wells Fargo Bank, National Association, relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.58.1 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.5.2

Term Loan Note issued to Wells Fargo Bank, National Association, relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.58.2 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.5.3

Security Agreement relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.58.3 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.5.4

Environmental Indemnity Agreement by the subsidiary borrowers and Corey R. Maple relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.58.4 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.5.5		Deed of Trust relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.58.5 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.5.6

Guaranty by Corey R. Maple relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.58.6 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.6

Hotel Management Agreement between LF Southaven TRS, LLC and Vista Host Inc. relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.7	*	Promissory Note issued to Western State Bank relating to the Lubbock Property, dated April 10, 2020

10.8	*	Promissory Note issued to Western State Bank relating to the Lubbock Home2 Property, dated April 10, 2020

10.9	*	Promissory Note issued to Western State Bank relating to the Cedar Rapids Property, dated April 17, 2020

10.10	*	Promissory Note issued to Western State Bank relating to the Pineville Property, dated April 17, 2020

10.11	*	Promissory Note issued to Western State Bank relating to the Eagan Property, dated April 17, 2020

10.12	*	Promissory Note issued to Western State Bank relating to the Prattville Property, dated April 17, 2020

10.13.1	*	Change in Terms Agreement with Western State Bank, dated April 17, 2020, relating to the loan dated March 5, 2019 related to the Cedar Rapids Property

10.13.2	*	Modification of Mortgage, dated April 17, 2020 relating to the mortgage dated March 5, 2019 related to the Cedar Rapids Property

10.14.1	*	Change in Terms Agreement with Western State Bank, dated April 17, 2020, relating to the loan dated June 19, 2019 related to the Eagan Property

10.14.2	*	Modification of Mortgage, dated April 17, 2020 relating to the mortgage dated June 19, 2019 related to the Eagan Property

10.15	*

Forbearance Agreement with Wells Fargo Bank, National Association, dated as of April 22, 2020 and effective as of May 1, 2020, relating to the loan dated July 11, 2019 related to the Prattville Property

10.16	*

Forbearance Agreement with Wells Fargo Bank, National Association, dated as of April 22, 2020 and effective as of May 1, 2020, relating to the loan dated February 21, 2020 related to the Southaven Property

10.17	*	First Amendment to Limited Partnership Agreement of the Operating Partnership

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Repurchase Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGING FUND REIT III, INC.

Date:	May 14, 2020	By:	s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer and Secretary
(principal executive officer)

Date:	May 14, 2020	By:	/s/ Katie Cox
Katie Cox
Chief Financial Officer
(principal financial officer)