Form 10-Q
period 2020-06-30
Lodging Fund REIT III, Inc.
filed 2020-08-14
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-56082

LODGING FUND REIT III, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	83-0556111
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1635 43rd Street South, Suite 205 Fargo, North Dakota	58103
(Address of Principal Executive Offices)	(Zip Code)

(701) 630-6500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2020, there were 7,454,997 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Investment in hotel properties, net of accumulated depreciation of $2,946,846 and $1,255,712	$101,554,763	$65,408,308
Cash and cash equivalents	5,903,527	10,898,556
Restricted cash	4,411,497	5,275,815
Accounts receivable, net	318,768	107,976
Franchise fees, net	988,891	721,690
Prepaid expenses and other assets	1,119,987	1,623,584
Total Assets	$114,297,433	$84,035,929

Liabilities and Equity
Debt, net	$66,102,408	$40,980,632
Accounts payable	1,054,234	543,669
Accrued expenses	1,150,316	582,750
Distributions payable	1,651,145	342,515
Due to related parties	493,564	966,379
Other liabilities	252,591	434,974
Total liabilities	70,704,258	43,850,919

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 7,194,494 and 6,005,743 shares issued and outstanding	71,944	60,057
Additional paid-in capital	70,590,119	58,961,101
Accumulated deficit	(26,323,387)	(18,396,163)
Total stockholders' equity	44,338,676	40,624,995
Non-controlling interest	(745,501)	(439,985)
Total equity	43,593,175	40,185,010
Total Liabilities and Equity	$114,297,433	$84,035,929

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Room revenue	$2,610,711	$1,731,425	$6,388,441	$2,332,714
Other revenue	49,843	7,004	104,619	10,205
Total revenue	2,660,554	1,738,429	6,493,060	2,342,919

Expenses
Property operations	1,043,394	627,826	2,693,707	878,524
General and administrative	1,113,408	988,967	2,501,692	1,644,118
Sales and marketing	226,532	229,645	597,602	406,207
Franchise fees	210,856	169,801	530,757	223,886
Property management fees	346,029	146,687	741,233	206,585
Acquisition expense	264,999	119,868	337,994	307,989
Depreciation	872,733	208,669	1,691,134	312,258
Total expenses	4,077,951	2,491,463	9,094,119	3,979,567

Other Income (Expense)
Other income (expense), net	389,568	12,466	317,044	(27,557)
Interest expense	(827,483)	(261,647)	(1,563,249)	(423,149)
Total other income (expense)	(437,915)	(249,181)	(1,246,205)	(450,706)

Net Loss Before Income Taxes	(1,855,312)	(1,002,215)	(3,847,264)	(2,087,354)

Income tax benefit (expense)	(351,870)	—	256,046	59,556

Net Loss	(2,207,182)	(1,002,215)	(3,591,218)	(2,027,798)

Net loss attributable to non-controlling interest	(110,111)	(49,390)	(179,267)	(99,953)

Net Loss Attributable to Common Stockholders	$(2,097,071)	$(952,825)	$(3,411,951)	$(1,927,845)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.29)	$(0.35)	$(0.50)	$(0.91)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	7,109,431	2,719,675	6,824,211	2,115,383

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Total	Non-
		Par	Paid-In	Accumulated	Stockholders'	controlling	Total
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
Balance at March 31, 2019	1,936,734	$19,368	$19,013,954	$(6,910,763)	$12,122,559	$(133,784)	$11,988,775
Issuance of common stock	1,331,980	13,320	13,141,931	—	13,155,251	—	13,155,251
Offering costs	—	—	—	(1,955,447)	(1,955,447)	—	(1,955,447)
Distributions declared ($0.175 per share)	—	—	—	(480,146)	(480,146)	(25,272)	(505,418)
Distributions reinvested	20,147	201	191,193	—	191,394	—	191,394
Net loss	—	—	—	(952,825)	(952,825)	(49,390)	(1,002,215)
Balance at June 30, 2019	3,288,861	$32,889	$32,347,078	$(10,299,181)	$22,080,786	$(208,446)	$21,872,340

Balance at March 31, 2020	6,996,670	$69,966	$68,659,011	$(22,376,292)	$46,352,685	$(569,449)	$45,783,236
Issuance of common stock	197,824	1,978	1,931,108	—	1,933,086	—	1,933,086
Offering costs	—	—	—	(602,779)	(602,779)	—	(602,779)
Distributions declared ($0.175 per share)	—	—	—	(1,247,245)	(1,247,245)	(65,941)	(1,313,186)
Net loss	—	—	—	(2,097,071)	(2,097,071)	(110,111)	(2,207,182)
Balance at June 30, 2020	7,194,494	$71,944	$70,590,119	$(26,323,387)	$44,338,676	$(745,501)	$43,593,175

Balance at December 31, 2018	1,135,010	$11,350	$11,083,985	$(4,041,428)	$7,053,907	$(69,217)	$6,984,690
Issuance of common stock	2,121,435	21,215	20,956,547	—	20,977,762	—	20,977,762
Offering costs	—	—	—	(3,583,686)	(3,583,686)	—	(3,583,686)
Distributions declared ($0.175 per share)	—	—	—	(746,222)	(746,222)	(39,276)	(785,498)
Distributions reinvested	32,416	324	306,546	—	306,870	—	306,870
Net loss	—	—	—	(1,927,845)	(1,927,845)	(99,953)	(2,027,798)
Balance at June 30, 2019	3,288,861	$32,889	$32,347,078	$(10,299,181)	$22,080,786	$(208,446)	$21,872,340

Balance at December 31, 2019	6,005,743	$60,057	$58,961,101	$(18,396,163)	$40,624,995	$(439,985)	$40,185,010
Issuance of common stock	1,154,753	11,547	11,303,375	—	11,314,922	—	11,314,922
Offering costs	—	—	—	(2,123,426)	(2,123,426)	—	(2,123,426)
Distributions declared ($0.175 per share)	—	—	—	(2,391,847)	(2,391,847)	(126,249)	(2,518,096)
Distributions reinvested	43,998	440	417,543	—	417,983	—	417,983
Redemptions	(10,000)	(100)	(91,900)	—	(92,000)	—	(92,000)
Net loss	—	—	—	(3,411,951)	(3,411,951)	(179,267)	(3,591,218)
Balance at June 30, 2020	7,194,494	$71,944	$70,590,119	$(26,323,387)	$44,338,676	$(745,501)	$43,593,175

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(3,591,218)	$(2,027,798)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,691,134	312,258
Amortization	131,022	94,502
Write-off of unamortized deferred financing costs	—	25,629
Deferred tax assets, net	(256,046)	59,556
Change in operating assets and liabilities:
Accounts receivable	(210,792)	(10,556)
Franchise fees	(300,000)	(350,000)
Prepaid expenses and other assets	759,643	42,276
Accounts payable	362,169	242,231
Accrued expenses	591,148	111,495
Due to related parties	(490,133)	(143,753)
Other liabilities	(178,229)	112,839
Net cash used in operating activities	(1,491,302)	(1,531,321)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(27,190,749)	(18,805,278)
Improvements and additions to hotel properties	(648,403)	(216,969)
Net cash used in investing activities	(27,839,152)	(19,022,247)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	14,017,730	12,078,868
Proceeds from lines of credit	6,200,000	500,000
Proceeds from PPP loans	763,100	—
Principal payments on mortgage debt	(316,933)	(41,903)
Principal payments on lines of credit	(5,009,363)	(5,729,000)
Payments of deferred financing costs	(633,572)	(546,919)
Proceeds from issuance of common stock	11,314,922	20,977,762
Payments of offering costs	(2,107,543)	(3,437,648)
Payments for shares redeemed	(92,000)	—
Distributions paid	(665,234)	(355,103)
Net cash provided by financing activities	23,471,107	23,446,057
Net change in cash, cash equivalents, and restricted cash	(5,859,347)	2,892,489
Beginning Cash, Cash Equivalents, and Restricted Cash	16,174,371	4,032,404
Ending Cash, Cash Equivalents, and Restricted Cash	$10,315,024	$6,924,893

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,278,813	$252,759

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt assumed in connection with hotel property acquisition	$9,998,437	$9,424,156
Offering costs included in accounts payable	$148,396	$66,045
Offering costs included in due to related parties	$(108,931)	$65,567
Offering costs included in accrued expenses	$(23,582)	$14,427
Distributions included in due to related parties	$126,249	$9,703
Reinvested distributions	$417,983	$306,870

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$10,898,556	$3,732,404
Restricted cash, beginning of period	5,275,815	300,000
Cash, cash equivalents, and restricted cash, beginning of period	$16,174,371	$4,032,404

Cash and cash equivalents, end of period	$5,903,527	$4,360,583
Restricted cash, end of period	4,411,497	2,564,310
Cash, cash equivalents, and restricted cash, end of period	$10,315,024	$6,924,893

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and three classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), and Series T Limited Partnership Units (“Series T LP Units”). LF REIT III was the sole general partner of the OP, as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, there were no outstanding Common LP Units, Interval Units, Series GO LP Units, or Series T LP Units, and there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000 (the “Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of June 30, 2020, the Company had issued and sold 7,194,494 shares of common stock, including 133,331 shares attributable to the DRIP, and received aggregate proceeds of $70.8 million.

On April 29, 2020, the Company classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of the Company’s board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of June 30, 2020, the Company had not issued or sold any shares of Interval Common Stock.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of the General Partner, (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of June 30, 2020, the Company had not issued or sold any Series GO Units.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, and which, in the opinion of management, are necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The impact of the outbreak on the U.S. and world economies has been evolving, and as cases of COVID-19 have continued to be identified in additional countries, there have been international mandates, and mandates in the United States from federal, state and local authorities, instituting quarantines and stay-at-home orders, closing schools, and instituting restrictions on travel and/or limiting operations of non-essential offices and retail centers. Such actions are adversely impacting many industries, with the travel and hospitality industries being particularly adversely affected. Although our hotel properties have remained open through the pandemic in 2020, our occupancy levels have been lower than historical levels. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

Restricted Cash—Restricted cash consists of earnest money deposits related to hotel property acquisitions, as well as certain funds maintained in escrow accounts to fund future payments for insurance, property tax obligations, and reserves for future capital expenditures, as required by our debt agreements. As of June 30, 2020 and December 31,

2019, restricted cash on the accompanying consolidated balance sheet included $1.5 million and $2.6 million, respectively, of earnest money deposits.

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

Offering Costs—The Company has incurred certain costs related directly to the Company’s equity offerings consisting of, among other costs, commissions, legal, due diligence costs, printing, marketing, filing fees, postage, data processing fees, and other offering related costs. These costs are capitalized and recorded as a reduction of equity proceeds on the accompanying consolidated balance sheets.

Property Operations Expenses—Property operations expenses consist of expenses related to room rental, food and beverage sales, telephone usage, and other miscellaneous service costs, as well as all costs of operating the Company’s hotel properties such as building repairs, maintenance, property taxes, utilities, and other related costs.

Property Management Fees—Property management fees include expenses incurred for management services provided for the day-to-day operations of our hotel properties, which are charged at a rate of 3-4% of gross revenues. Property management fees also include asset management fees, which may be charged at an annual rate of up to 0.75% of gross assets and are paid to the Advisor.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. We adopted ASU 2014-09 as of January 1, 2019. There have not been, nor do we anticipate, any reclassifications or significant impacts on our consolidated financial statements as a result of this adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”) (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. We plan to adopt ASU 2016-02 for the year ending December 31, 2021. We do not anticipate any reclassifications or significant impacts on our consolidated financial statements as a result of this adoption.

3.    INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Land and land improvements	$10,314,661	$7,738,495
Building and building improvements	84,575,282	53,238,276
Furniture, fixtures, and equipment	8,718,648	5,687,249
Construction in progress	893,018	—
Investment in hotel properties, at cost	104,501,609	66,664,020
Less: accumulated depreciation	(2,946,846)	(1,255,712)
Investment in hotel properties, net	$101,554,763	$65,408,308

As of June 30, 2020, the Company owned seven hotel properties with an aggregate of 706 rooms located in six states.

Acquisitions of Hotel Properties

The Company acquired two properties during the six months ended June 30, 2020 and four properties during the year ended December 31, 2019. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions. The table below outlines the details of the properties acquired during the six months ended June 30, 2020.

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

The seller of the Pineville Property, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. Further, if the Company sells the Pineville Property or terminates the Beacon sub-management agreement without cause prior to March 31, 2021, the Company will be required to pay liquidated damages of at least $1.0 million unless the seller elects to receive the additional consideration described above. As of June 30, 2020, no amounts were paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

The aggregate purchase price for the hotel properties acquired during the six months ended June 30, 2020 and the year ended December 31, 2019 were allocated as follows:

	June 30,	December 31,
	2020	2019
Land and land improvements	$2,576,166	$6,201,529
Building and building improvements	31,605,174	47,412,115
Furniture, fixtures, and equipment	3,007,846	4,772,707
Total assets acquired	37,189,186	58,386,351

Premium on assumed debt	(597,665)	(416,126)
Total liabilities assumed	(597,665)	(416,126)
Total purchase price(1)	36,591,521	57,970,225

Assumed mortgage debt	9,400,772	17,283,415

Net purchase price	$27,190,749	$40,686,810

(1)	Total purchase price includes purchase price plus all transaction costs.

4.    DEBT

Lines of Credit

On August 22, 2018, the Company entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. As of June 30, 2020, and December 31, 2019, the interest rate was 5.00% and 5.75%, respectively. As of June 30, 2020, there was an outstanding balance of $1.2 million on the line of credit. There was no outstanding balance on the line of credit as of December 31, 2019. The line of credit requires monthly payments of interest only, with all principal due at maturity on November 22, 2020. The line of credit is partially guaranteed by each of Corey Maple and Norman Leslie, as the members of the Advisor, each in the amount of $1.2 million.

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit. The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of June 30, 2020. The line of credit is secured by the Company’s Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 limited partnership units of the Operating Partnership. The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple, the Company’s Chief Executive Officer. As of June 30, 2020, there was no outstanding balance on the line of credit.

On November 15, 2018, the Company entered into a $25.0 million revolving line of credit to provide immediate funds to acquire hotel properties. The facility had a variable interest rate equal to 30-day LIBOR, plus 3.25% and an initial term of 12 months. Each advance made under the facility was secured by a hotel property, required monthly payments of interest for the first three months following the advance, and monthly payments of principal and interest thereafter. The Company drew $5.2 million on the line of credit in connection with the purchase of the Cedar Rapids Property, which was repaid in full in March 2019 when the Cedar Rapids property was refinanced. The line of credit was closed in September 2019.

Mortgage Debt

As of June 30, 2020, the Company had $64.8 million in outstanding mortgage debt secured by seven properties, with maturity dates ranging from June 2024 to April 2029, with fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.54%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of June 30, 2020 and December 31, 2019, certain mortgage debt was guaranteed by the members of the Advisor. The Company was in compliance with all required debt covenants as of June 30, 2020 and December 31, 2019.

Forbearance Agreements and Loan Amendments

On April 17, 2020, the Company entered into a Change In Terms Agreement (the “Cedar Rapids Amendment”), amending the terms of the its original Promissory Note (the “Cedar Rapids Note”), dated March 5, 2019 in the original principal amount of $5.86 million. Pursuant to the Cedar Rapids Amendment, the maturity date of the Cedar Rapids Note was extended from March 1, 2024, to September 1, 2024, the requirement to make any replacement reserve deposits was waived until March 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Cedar Rapids Amendment, the lender has also waived the required financial covenants under the terms of the Cedar Rapids Note through December 31, 2020.

On April 17, 2020, the Company entered into a Change In Terms Agreement (the “Eagan Amendment”), amending the terms of the its original Promissory Note (the “Eagan Note”), dated June 19, 2019 in the original principal amount of $9.44 million. Pursuant to the Eagan Amendment, the maturity date of the Eagan Note was extended from July 1, 2024, to January 1, 2025, the requirement to make any replacement reserve deposits was waived until June 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Eagan Amendment, the lender has also waived the required financial covenants under the terms of the Eagan Note through December 31, 2020.

On April 22, 2020, the Company entered into a Forbearance Agreement (the “Prattville Forbearance Agreement”), effective May 1, 2020, amending the terms of its original loan agreement (the “Prattville Loan”), dated July 11, 2019, in the original principal amount of $9.6 million. Pursuant to the Prattville Forbearance Agreement, the Company did not make interest payments that were due and payable during the Prattville Forbearance Period (as defined below) which constituted events of default under the terms of the Prattville Loan (collectively, the “Prattville Projected Events of Default”).  However, during the Prattville Forbearance Period, the lender agreed to forbear from exercising any available rights and remedies under the Prattville Loan and other Loan Documents (as defined in the Prattville Loan) to the extent such rights and remedies arise as a result of the Prattville Projected Events of Default. The lender further agreed to defer the interest accrued during the Prattville Forbearance Period such that the accrued interest of $100,878 was paid-in-kind and added to the outstanding principal balance of the loan. The forbearance period (the “Prattville Forbearance Period”) was the period from May 1, 2020 through July 31, 2020.

On August 14, 2020, the Prattville Loan was amended (the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust other terms of the Prattville Loan. The Prattville Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Prattville Forbearance Agreement and Prattville Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of June 30, 2020, the borrower subsidiary entities had cash in the amount of $525,940, which is included in cash and cash equivalents on the accompanying consolidated balance sheets.

On April 22, 2020, the Company entered into a Forbearance Agreement (the “Southaven Forbearance Agreement”), effective May 1, 2020, amending the terms of its original loan agreement (the “Southaven Loan”), dated February 21, 2020, in the original principal amount of $13.5 million. Pursuant to the Southaven Forbearance Agreement, the Company did not make interest payments that were due and payable during the Southaven Forbearance Period (as defined below) which constituted events of default under the terms of the Southaven Loan (collectively, the “Southaven Projected Events of Default”).  However, during the Southaven Forbearance Period, the lender agreed to forbear from exercising any available rights and remedies under the Southaven Loan and other Loan Documents (as defined in the Southaven Loan) to the extent such rights and remedies arise as a result of the Southaven Projected Events of Default. The lender further agreed to defer the interest accrued during the Southaven Forbearance Period such that the accrued interest of $126,110 was paid-in-kind and added to the outstanding principal balance of the loan. The forbearance period (the “Southaven Forbearance Period”) was the period from May 1, 2020 through July 31, 2020.

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan. The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of June 30, 2020, the borrower subsidiary entities had cash in the amount of $634,341, which is included in cash and cash equivalents on the accompanying consolidated balance sheets.

Paycheck Protection Program (“PPP”) Loans

In April 2020, the Company entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed in March 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of each PPP loan is two years. The interest rate on each PPP loan is 1.0% per annum, which shall be deferred for the first six months of the term of the loan. After the initial six-month deferral period, each loan requires monthly payments of principal and interest until maturity with respect to any portion of such PPP loan which is not forgiven as described below.  The Company is permitted to prepay each PPP loan at any time with no prepayment penalties.   Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. As of June 30, 2020, the outstanding balance of the PPP Loans was $763,100, and the Company had not applied for any forgiveness, but intends to do so.

The following table describes the Company’s mortgage loans, lines of credit and PPP loans, including the interest rate, maturity date, and the outstanding balance as of June 30, 2020 and December 31, 2019 for such debt obligations.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	June 30,	Maturity	June 30,	December 31,
Hotel Property	2020	Date	2020	2019
Holiday Inn Express - Cedar Rapids(1)	5.33%	09/01/2024	$5,858,134	$5,527,392
Hampton Inn & Suites - Pineville	5.13%	06/06/2024	9,049,486	9,154,289
Hampton Inn - Eagan	4.60%	01/01/2025	9,317,589	9,369,276
Home2 Suites - Prattville(1)	4.13%	08/01/2024	9,720,878	9,620,000
Home2 Suites - Lubbock	4.69%	10/06/2026	7,897,752	8,000,430
Fairfield Inn & Suites - Lubbock	4.93%	04/06/2029	9,343,006	—
Homewood Suites - Southaven(1)	3.70%	03/03/2025	13,586,110	—
Total Mortgage Debt			64,772,956	41,671,387

$3.0 million line of credit	5.00%(2)	11/22/2020	1,190,637	—
$5.0 million line of credit	3.75%(3)	2/10/2021	—	—
Total Lines of Credit			1,190,637	—

PPP Loans	1.00%	Various(4)	763,100	—

Premium on assumed debt, net			920,939	389,285
Deferred financing costs, net			(1,545,224)	(1,080,040)

Debt, net			$66,102,408	$40,980,632

(1)	Per the original loan terms, the loan was interest-only for the first 12 months after origination, then monthly principal and interest payments, with a balloon payment at maturity.
(2)	Variable interest rate equal to U.S. Prime Rate plus 1.00%, with a minimum rate of 5.00%.
(3)	Variable interest rate equal to U.S. Prime Rate plus 0.50%.
(4)	Two PPP Loans totaling $286,100 mature on April 10, 2022, and four PPP Loans totaling $477,000 mature on April 17, 2022.

Future Minimum Payments

As of June 30, 2020, the future minimum principal payments on the Company’s debt were as follows:

2020 (July 1, 2020 to December 31, 2020)	$1,661,347
2021	1,848,509
2022	1,656,129
2023	1,553,870
2024	23,850,437
Thereafter	36,156,401
66,726,693

Premium on assumed debt, net	920,939
Deferred financing costs, net	(1,545,224)

$66,102,408

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of June 30, 2020 and December 31, 2019 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, PPP loans, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of June 30, 2020. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of June 30, 2020, the estimated fair value of the Company’s mortgage debt was $67.6 million, compared to the gross carrying value $64.8 million. As of December 31, 2019, the estimated fair value of the Company’s mortgage debt was $42.7 million, compared to the gross carrying value $41.7 million.

6.    INCOME TAXES

The Company’s effective tax rate is lower than the U.S. federal statutory rate of 21% primarily because the Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election and the recording of a partial valuation allowance on the Company’s TRS net deferred tax assets. The Company did not pay any federal and state income taxes for the periods ended June 30, 2020 and 2019. The Company did not have any uncertain tax positions as of June 30, 2020 or December 31, 2019.

The Company’s TRS generated a net operating loss (“NOL”) for the six months ended June 30, 2020 and the year ended December 31, 2019, which can be carried forward to offset future taxable income. As of June 30, 2020, the Company recorded a partial valuation allowance against its deferred tax assets of $1.1 million, primarily related to the uncertainty of effects of the ongoing COVID-19 pandemic on the hospitality and travel industries. As of June 30, 2020, the Company had recorded net deferred tax assets of $461,855, primarily attributable to its NOLs generated in the current period and prior periods, net of temporary differences primarily related to depreciation and a valuation allowance. As of December 31, 2019, the Company had recorded net deferred tax assets of $205,808, primarily attributable to its NOLs generated in the current period and prior periods, net of temporary differences primarily related to depreciation. The Company’s NOLs will expire in 2038-2039 for state tax purposes and will not expire for federal tax purposes. As of June 30, 2020, the tax years 2018 and 2019 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

The CARES Act contains numerous income tax provisions, such as temporarily relaxing limitations on the deductibility of interest expense, accelerating depreciable lives of certain qualified building improvements, and allowing for NOL’s arising in tax years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the preceding 5-year periods. In addition, for tax years beginning prior to 2021, the CARES Act removed the 80% absorption limitation previously enacted under the Tax Cuts and Jobs Act of 2017. The income tax aspects of the CARES Act are not expected to have a material impact on the Company’s financial statements.

7.    RELATED PARTY TRANSACTIONS

Legendary Capital REIT III, LLC— Corey Maple and Norman Leslie, each hold a 50% ownership interest in the Advisor. Substantially all of the Company’s business is managed by the Advisor and its affiliates, pursuant to the Advisory Agreement. The Company has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services. The Company reimburses the Advisor and its affiliates, at cost, for certain expenses incurred on behalf of the Company. The Advisory Agreement has a term of 10 years.

The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor will also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing, and a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, and real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty amount, payable on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B LP Unit holders) have received a 6% cumulative, but not compounded, return per annum.

Per the terms of the Operating Partnership’s operating agreement, the Advisor may receive distributions from the Operating Partnership in connection with their ownership of non-voting Series B LP Units. The Advisor’s ownership of Series B LP Units is presented as non-controlling interest on the accompanying consolidated financial statements. In years other than the year of liquidation, after the Company’s common stockholders have received a 6% cumulative but not compounded return on their original capital contributions, the Advisor receives distributions equal to 5% of the total distributions made. In the year of liquidation, termination, merger or other cessation of the general partner, or the liquidation of the Operating Partnership, holders of the Series B LP Units shall be distributed an amount equal to 5% of the limited partners’ capital contributions after the common stockholders and the limited partners have received a return of their original capital contributions plus a 6% cumulative but not compounded return. In the year of liquidation, termination, merger or other cessation of the general partner, or the liquidation of the Operating Partnership holders of the Series B LP Units shall also be distributed an amount equal to 20% of the net proceeds from the sale of the properties, after the common stockholders and the limited partners have received a return of their original capital contributions plus a 6% cumulative but not compounded return from all distributions.

The Advisor and its affiliates may be reimbursed by the Company for certain organization and offering expenses in connection with the Company’s securities offerings, including legal, printing, marketing and other offering related costs and expenses. Following the termination of the Offering, the Advisor will reimburse the Company for any such amounts incurred by the Company in excess of 15% of the gross proceeds of the Offering. In addition, the Company may pay directly or reimburse the Advisor and its affiliates for certain costs incurred in connection with its provision of services to the Company, including certain acquisition costs, financing costs, and sales and marketing costs, as well as an allocable share of general and administrative overhead costs. All reimbursements are paid to the Advisor and its affiliates at cost.

Fees and reimbursements incurred and payable to the Advisor and its affiliates, for the three and six months ended June 30, 2020 and 2019, and the amounts outstanding and payable as of June 30, 2020 and December 31, 2019, were as follows:

	Incurred		Incurred		Payable as of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Fees:
Acquisition fees	$—	$196,243	$501,949	$396,567	$—	$213,402
Financing fees	—	196,243	501,949	396,567	—	213,402
Asset management fees	207,135	56,553	404,300	82,337	136,663	81,389
Performance fees	—	—	—	—	—	68,534
	$207,135	$449,039	$1,408,198	$875,471	$136,663	$576,727

Reimbursements:
Offering costs	$203,766	$444,272	$787,692	$1,055,407	$14,179	$122,833
General and administrative	562,726	591,919	1,376,301	1,114,985	71,658	120,386
Sales and marketing	32,133	80,199	108,286	171,541	295	3,333
Acquisition costs	4,277	28,047	69,124	86,998	—	31,966
Other	—	—	282	—	2,483	—
	$802,902	$1,144,437	$2,341,685	$2,428,931	$88,615	$278,518

For the three and six months ended June 30, 2020, the Operating Partnership recorded distributions to the Advisor in the amount of $65,941 and $126,249, respectively, in connection with the Advisor’s ownership of Series B LP Units. For the three and six months ended June 30, 2019, the Operating Partnership recorded distributions to the Advisor in the amount of $25,272 and $39,276, respectively, in connection with the Advisor’s ownership of Series B LP Units. As of June 30, 2020 and December 31, 2019, the Company had distributions payable to the Advisor in the amount of $189,866 and $63,617, respectively. For the three and six months ended June 30, 2020, the Company recorded distributions in the amount of $9,409 and $18,818, respectively, to Corey Maple in connection with his ownership of 53,763 shares of the Company’s common stock. For the three and six months ended June 30, 2019, the Company recorded distributions in the amount of $9,409 and $18,818, respectively, to Corey Maple in connection with his ownership of 53,763 shares of the Company’s common stock. For the three and six months ended June 30, 2020, the Company recorded distributions in the amount of $9,409 and $18,818, respectively, to Norman Leslie in connection with his ownership of 53,763 shares of the Company’s common stock. For the three and six months ended June 30, 2019, the Company recorded distributions in the amount of $9,409 and $18,818, respectively, to Norman Leslie in connection with his ownership of 53,763 shares of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. Corey Maple, the Company’s Chief Executive Officer and Chairman of the Board, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama and Southaven, Mississippi, which had original loan amounts of $9.6 million and $13.5 million, respectively, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 limited partnership units of Lodging Fund REIT III OP, LP. Norman Leslie, the Company’s President, Chief Investment Officer and Director, is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. Mr. Maple and Mr. Leslie are also guarantors of the Company’s $3.0 million line of credit, each in the amount of $1.2 million. For the three and six months ended June 30, 2020, the Company incurred $80,363 and $149,697 of loan guarantee fees, respectively. As of June 30, 2020, there were $149,697 of loan guarantee fees outstanding and payable. No guarantee fees were assessed for the three or six months ended June 30, 2019, and no guarantee fees were outstanding and payable at December 31, 2019.

NHS, LLC dba National Hospitality Services (“NHS”)—NHS is wholly-owned by Norman Leslie, the Company’s President, Chief Investment Officer and Director. NHS provides property management and hotel operations management services for several of the Company’s hotel properties, pursuant to individual management agreements. The agreements have an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms.

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

Fees and reimbursements incurred and payable to NHS for the three and six months ended June 30, 2020 and 2019, and amounts outstanding and payable as of June 30, 2020 and December 31, 2019, were as follows:

	Incurred		Incurred		Payable as of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Fees:
Management fees	$66,065	$69,468	$182,154	$93,675	$36,645	$30,024
Administrative fees	12,824	9,896	30,687	19,098	6,972	4,617
Accounting fees	20,075	9,856	40,895	14,896	9,731	4,303
	$98,964	$89,220	$253,736	$127,669	$53,348	$38,944

Reimbursements	$55,923	$26,258	$136,499	$43,048	$10,893	$8,572

One Rep Construction, LLC (“One Rep”)—Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. David Ekman is a member of the Company’s board of directors. One Rep, is a construction management company which provides construction oversight, project management, and other related services to the Company. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. Fees and reimbursements incurred and payable to One Rep for the three and six months ended June 30, 2020 and 2019, and amounts outstanding and payable as of June 30, 2020 and December 31, 2019, were as follows:

	Incurred		Incurred		Payable as of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Fees:
Construction Management fees	$23,595	$—	$27,275	$—	$11,333	$—

Reimbursements	$13,989	$—	$37,229	$—	$3,434	$18,500

8.    MANAGEMENT AND FRANCHISE AGREEMENTS

As of June 30, 2020, six of the hotel properties owned by the Company are subject to a property management agreement with NHS, as discussed in Note 7. The Pineville Property is managed on a day-to-day basis by Beacon

IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. The Southaven Property is managed by Vista Host, Inc. (“Vista Host”), pursuant to a property management agreement with an initial term expiring on February 21, 2025, which will automatically renew for two successive 5-year periods unless terminated earlier in accordance with its terms. Vista Host earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties equal to 3% of gross revenue. Vista Host may also earn an incentive management fee if certain year-over-year operational metrics are achieved. The Company reimburses Vista Host for certain costs of operating the properties incurred on behalf of the Company. All reimbursements are paid to Vista Host at cost.

As of June 30, 2020, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

9.    STOCKHOLDERS’ EQUITY

The Company is authorized to issue 900,000,000 shares of common stock and 100,000,000 shares of preferred stock. Generally, each share of common stock entitles the holder to one vote per share for on all matters upon which stockholders are entitled to vote and to receive distributions as authorized by the Company’s board of directors. The Interval Common Stock described below do not have voting rights. The rights of the holders of shares of preferred stock may be defined at such time any series of preferred shares are issued.

On April 29, 2020, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary (the “Articles Supplementary”) to the Company’s charter, to classify and designate 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, of the Company, as non-voting shares of Interval Common Stock and to set the terms of the Interval Common Stock.

Common Stock

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors. For the three months ended March 31, 2020, the board of directors declared a cash distribution at a daily rate of $0.00191781 per share of common stock to the stockholders of record on each calendar day within the quarter. For the three months ended June 30, 2020, the board of directors declared a distribution, payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share, at a daily rate of $0.00191781 per share of common stock to the stockholders of record on each calendar day within the quarter. For the six months ended June 30, 2019, the board of directors declared a cash distribution at a daily rate of $0.00191781 per share of common stock to the stockholders of record on each calendar day within each respective quarter.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan. As of June 30, 2020 and December 31, 2019, the Company had $707,133 and $49,530, respectively, available for eligible repurchases.

Interval Common Stock

Distributions

Holders of shares of Interval Common Stock will be entitled to receive, when and as authorized by the board of directors of the Company and declared by the Company, distributions at a rate equal to 86% of the distribution rate for the Company’s common stock as authorized by the board of directors and declared by the Company. Distributions on the Interval Shares may be paid in cash, capital stock of the Company or a combination of cash and capital stock of the Company as determined by the board of directors, and will be paid at such times as distributions are paid to the holders of common stock.

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

Interval Share Offering

The Company is offering up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share. As of June 30, 2020, the Company had not issued or sold any shares of Interval Common Stock.

10.  COMMITMENTS AND CONTINGENCIES

Impact of COVID-19 — As further discussed in Note 2, the full extent of the impact of COVID-19 on the U.S. and world economies generally, and the Company’s business in particular, is uncertain. As of June 30, 2020, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

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

11. SUBSEQUENT EVENTS

Termination of Purchase and Sale Agreement

As previously disclosed, on February 17, 2020, the due diligence period expired under the Agreement of Purchase and Sale among Central PA Equities 17, LLC, Central PA Equities 19, LLC, and Springwood – FHP LP (collectively, the “Seller”) and the Operating Partnership (the “Buyer”) (each, a “Party” and collectively, the “Parties”), dated as of November 22, 2019 (as amended, the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Buyer agreed to acquire the 108-room Fairfield Inn & Suites by Marriott hotel in Hershey, Pennsylvania, the 107-room Home2 Suites by Hilton hotel in York, Pennsylvania, and the 100-room Hampton Inn & Suites by Hilton hotel in York, Pennsylvania (collectively, the “Hotel Properties”) from the Seller for the purchase price of approximately $46.9 million plus closing costs, subject to adjustment as provided in the Purchase Agreement. As required by the Purchase Agreement, the Buyer had deposited a total of $1.5 million into escrow as earnest money pending the closing or termination of the Purchase Agreement (the “Earnest Money Deposit”).

Beginning on July 31, 2020, the Parties exchanged written notices of default with one another in accordance with the terms of the Purchase Agreement. The notice from each Party was based on allegations that the other Party failed to perform its obligations under the Purchase Agreement. The Purchase Agreement provides each Party thirty (30) days from the date of such notice (the “Termination Date”) to cure its defaults. If such defaults are not cured by the Termination Date, the Purchase Agreement shall terminate, and the Seller and the Buyer must determine how to dispose of the Earnest Money Deposit.

The Buyer and Seller are currently in discussions regarding potential modifications to the timing and terms of the acquisitions of the Hotel Properties. There can be no assurance that the parties will reach any such agreement prior to the Termination Date. If the Parties are unable to reach an agreement prior to the Termination Date, the Purchase Agreement will terminate on the Termination Date and resolution on how to dispose of the Earnest Money Deposit will be required.

Distributions Paid

On July 24, 2020, the Company paid distributions of $0.4 million, declared for daily record dates for each day in the period from March 1, 2020, through March 31, 2020, which included $0.2 million of distributions paid pursuant to the DRIP.

On July 31, 2020, the Company issued $1.2 million in shares of common stock, consisting of 131,267 shares of common stock, as a stock distribution declared for daily record dates in the period from April 1, 2020 through June 30, 2020. All of such shares were issued through the DRIP.

Amendments to Loan Agreements

See Note 4. “Debt” for a description of amendments to several of our mortgage loan agreements entered into after June 30, 2020.

Status of the GO Unit Offering

As of August 14, 2020, the Company’s GO Unit Offering remained open for new investment, and since the inception of the offering the Company had issued and sold 71,429 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $0.5 million.

Status of the Offering

As of August 14, 2020, the Company’s private offering of common stock remained open for new investment, and since the inception of the offering the Company had issued and sold 7,454,997 shares of common stock, including 281,168 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $73.2 million.

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

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “should,” “expect,” “could,” “intend,” “anticipate,” “plan,” “estimate,” “believe,” “potential,” “continue,” “seek” or similar expressions. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

●	The COVID-19 pandemic and the measures taken by government authorities to contain the COVID-19 outbreak or to treat its impact, including restrictions on travel, imposition of quarantines, stay-at-home orders and restrictions on businesses, have had a negative impact on the U.S. and world economies and business activities. The extent to which the COVID-19 pandemic adversely affects our results of operations, returns and profitability, as well as our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, actions taken to contain the COVID-19 outbreak or to mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others;
●	Adverse economic, business or real estate developments in our markets may adversely affect our financial performance and the value of our properties and may limit our ability to pay distributions to our stockholders;

●	We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders;
●	If we are unable to raise substantial funds in our Offering, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue;
●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which puts those properties at risk of forfeiture if we are unable to repay such debts, refinance or extend maturing mortgage loans, or if we breach any covenants in such loan documents and do not obtain a waiver from the applicable lenders. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders;
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, which will depend on debt and capital markets conditions. In addition, if any of the loans we obtain have variable interest rates, volatility in these markets could negatively impact such loans. There can be no assurance that we will be able to obtain financing on favorable terms, or at all;
●	Demand for our properties may be affected by various factors, including an over-supply or over-building of hotel properties in our properties’ markets and general economic conditions. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders;
●	We have a limited operating history and may not be successful at operating a real estate investment trust, or REIT, which may adversely affect our ability to make distributions to our stockholders;
●	Our advisor, Legendary Capital REIT III, LLC (the “Advisor”), its executive officers and other key personnel, the employees of Legendary Capital, LLC, an affiliate of the Advisor (the “Sponsor”) as well as certain of our officers and directors, whose services are essential to the Company, may be involved in other business ventures, and will face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of the Advisor, its executive officers and key personnel, the employees of the Sponsor, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders;
●	We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties;
●	We have paid cash distributions from proceeds from our ongoing private offering described below (the “Offering”). To the extent the Board declares future distributions, we may continue to fund some of such distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital; and
●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, each as filed with the Securities and Exchange Commission (the “SEC”).

Overview

We were formed on April 9, 2018 as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of hotel properties (the “Projects”) located primarily in America’s Heartland, which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. On an infrequent and opportunistic basis, we may also originate or acquire high-yield loans secured directly or indirectly by real estate-related assets, which loans will be made to certain qualified third-party borrowers and/or affiliates of our advisor (the “Loans”). We elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2018. We conduct substantially all of our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to an agreement (the “Advisory Agreement”) under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of the Loans, is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. We have engaged NHS, LLC dba National Hospitality Services (‘‘NHS’’) to manage several of the Projects acquired to date; however, we can and may engage third party property management companies. The Pineville Property is currently being managed on a day-to-day basis by Beacon, an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of the Sponsor, an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services.

On June 1, 2018, we commenced an offering (the “Offering”) of up to 10,000,000 shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2021, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. As of June 30, 2020, we had issued and sold 7,194,494 shares of common stock, including 133,331 shares attributable to our dividend reinvestment plan (the “DRIP”), and received aggregate proceeds of $70.8 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $58.6 million. The net offering proceeds have been used to fund property acquisitions. No public market exists for the shares of our common stock and none is expected to develop.

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of June 30, 2020, we had not issued or sold any shares of Interval Common Stock.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of June 30, 2020, the Operating Partnership had not issued or sold any Series GO Units.

Market Outlook

The hospitality industry is closely related to the U.S. general economic cycle because business and leisure travelers are directly affected by economic conditions that drive demand. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak continues to evolve, and as cases of COVID-19 have continued to be identified in additional countries, there have been international mandates and mandates in the United States from federal, state and local authorities instituting quarantines and stay-at-home orders, closing schools, and instituting restrictions on travel and/or limiting operations of non-essential offices and retail centers. Such actions are increasing rates of unemployment and adversely impacting many industries, with the travel and hospitality industries being particularly adversely affected. The hospitality industry is experiencing a sharp decline in travel demand due to the impact of the COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus. While we have seen improving demand at some of our properties as states and cities across the United States have loosened stay-at-home restrictions, we expect any recovery to occur unevenly across our portfolio. Some of our properties are located in states currently experiencing surges in new cases and hospitalizations, which have resulted, and may continue to result, in renewed government mandates and stay-at-home orders. All of the markets in which our properties are located are subject to some form of restrictions on business operations. As a result of these mandatory restrictions as well as voluntary shutdowns, self-quarantines or actual viral health issues, we initially experienced a substantial number of cancellations, and have experienced and continue to experience a reduction in bookings for hotel rooms. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments which are highly uncertain and cannot be predicted with confidence, including, among other factors, the duration, severity and spread of the outbreak and potential for its recurrence, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. In addition, if in the future there is a pandemic, epidemic or outbreak of another highly infectious or contagious disease or other health concern affecting states or regions in which we operate, we and our properties may be subject to similar risks and uncertainties as posed by COVID-19. For additional discussion with respect to the potential impact of the COVID-19 pandemic on our liquidity and capital resources and results of operations, see “Liquidity and Capital Resources-Outlook” and “Results of Operations-Outlook” below.

Liquidity and Capital Resources

Overview

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2021, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2020, we had raised approximately $70.8 million in gross offering proceeds from the sale of shares of our common stock in the Offering. The pace of capital raised in our Offering has slowed over the past several months compared to historical amounts since inception of the Offering. We cannot predict whether and when such Offering proceeds will return to pre-pandemic levels. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of June 30, 2020, we owned seven properties. We acquired these investments with the proceeds from the sale of our common stock in the Offering and debt financing. Operating cash needs during the three and six months ended June 30, 2020 were met through cash flow generated by these real estate investments and with proceeds from our Offering.

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

We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of June 30, 2020, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 62%.

In addition to making investments in accordance with our investment objectives, we expect to use capital resources to make certain payments to the Advisor and its affiliates, NHS and One Rep. These payments include the various fees and reimbursements to be paid to the Advisor and its affiliates in connection with the selection, acquisition and management of Projects, as well as reimbursement of certain organization and other offering expenses described below. The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any property improvement plan (“PIP”) at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor will also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing, and a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, and real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B Limited Partnership Unit (“Series B LP Unit”) holders) have received a 6% cumulative, but not compounded, return per annum. Per the terms of the Operating Partnership’s operating agreement, the Advisor receives distributions from the Operating Partnership in connection with their ownership of non-voting Series B LP Units. The Advisor’s ownership of Series B LP Units is presented as non-controlling interest on the accompanying consolidated financial statements.

The Advisor and its affiliates may be reimbursed by us for certain organization and offering expenses in connection with the Company’s securities offerings, including legal, printing, marketing and other offering costs and expenses. Following the termination of the Offering, the Advisor will reimburse us for any such amounts incurred by us in excess of 15% of the gross proceeds of the Offering. In addition, we may pay directly or reimburse the Advisor and its affiliates for certain costs incurred in connection with its provision of services to the Company, including certain acquisition costs, financing costs, and sales and marketing costs, as well as an allocable share of general and administrative overhead costs. All reimbursements are paid to the Advisor and its affiliates at cost.

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

One Rep provides construction oversight, project management, and other related services to the Company. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company also reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost.

Debt

Lines of Credit

On August 22, 2018, we entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. As of June 30, 2020, and December 31, 2019, the interest rate was 5.00% and 5.75%, respectively. As of June 30, 2020, there was an outstanding balance of $1.2 million on the line of credit. There was no outstanding balance on the line of credit as of December 31, 2019. The line of credit requires monthly payments of interest only, with all principal due at maturity on November 22, 2020. The line of credit is partially guaranteed by each of Corey Maple and Norman Leslie, as the members of the Advisor, each in the amount of $1.2 million.

On February 10, 2020, we entered into a $5.0 million revolving line of credit. The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of June 30, 2020. The line of credit is secured by our Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 limited partnership units of the Operating Partnership. The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple, our Chief Executive Officer. As of June 30, 2020, there was no outstanding balance on the line of credit.

Mortgage Debt

As of June 30, 2020, we had $64.8 million in outstanding mortgage debt secured by seven properties, with maturity dates ranging from June 2024 to April 2029, with fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.54%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of June 30, 2020 and December 31, 2019, certain mortgage debt was guaranteed by the members of the Advisor.

Forbearance Agreements and Loan Amendments

On April 17, 2020, we entered into a Change In Terms Agreement (the “Cedar Rapids Amendment”), amending the terms of the its original Promissory Note (the “Cedar Rapids Note”), dated March 5, 2019 in the original principal amount of $5.86 million. Pursuant to the Cedar Rapids Amendment, the maturity date of the Cedar Rapids Note was extended from March 1, 2024, to September 1, 2024, the requirement to make any replacement reserve deposits was waived until March 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Cedar Rapids Amendment, the lender has also waived the required financial covenants under the terms of the Cedar Rapids Note through December 31, 2020.

On April 17, 2020, we entered into a Change In Terms Agreement (the “Eagan Amendment”), amending the terms of the its original Promissory Note (the “Eagan Note”), dated June 19, 2019 in the original principal amount of $9.44 million. Pursuant to the Eagan Amendment, the maturity date of the Eagan Note was extended from July 1, 2024, to January 1, 2025, the requirement to make any replacement reserve deposits was waived until June 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Eagan

Amendment, the lender has also waived the required financial covenants under the terms of the Eagan Note through December 31, 2020.

On April 22, 2020, we entered into a Forbearance Agreement (the “Prattville Forbearance Agreement”), effective May 1, 2020, amending the terms of its original loan agreement (the “Prattville Loan”), dated July 11, 2019, in the original principal amount of $9.6 million. Pursuant to the Prattville Forbearance Agreement, we did not make interest payments that were due and payable during the Prattville Forbearance Period (as defined below) which constituted events of default under the terms of the Prattville Loan (collectively, the “Prattville Projected Events of Default”).  However, during the Prattville Forbearance Period, the lender agreed to forbear from exercising any available rights and remedies under the Prattville Loan and other Loan Documents (as defined in the Prattville Loan) to the extent such rights and remedies arise as a result of the Prattville Projected Events of Default. The lender further agreed to defer the interest accrued during the Prattville Forbearance Period such that the accrued interest of $100,878 was paid-in-kind and added to the outstanding principal balance of the loan. The forbearance period (the “Prattville Forbearance Period”) was the period from May 1, 2020 through July 31, 2020.

On August 14, 2020, the Prattville Loan was amended (the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust other terms of the Prattville Loan. The Prattville Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Prattville Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of June 30, 2020, the borrower subsidiary entities had cash in the amount of $525,940, which is included in cash and cash equivalents on the accompanying consolidated balance sheets.

On April 22, 2020, we entered into a Forbearance Agreement (the “Southaven Forbearance Agreement”), effective May 1, 2020, amending the terms of its original loan agreement (the “Southaven Loan”), dated February 21, 2020, in the original principal amount of $13.5 million. Pursuant to the Southaven Forbearance Agreement, we did not make interest payments that were due and payable during the Southaven Forbearance Period (as defined below) which constituted events of default under the terms of the Southaven Loan (collectively, the “Southaven Projected Events of Default”).  However, during the Southaven Forbearance Period, the lender agreed to forbear from exercising any available rights and remedies under the Southaven Loan and other Loan Documents (as defined in the Southaven Loan) to the extent such rights and remedies arise as a result of the Southaven Projected Events of Default. The lender further agreed to defer the interest accrued during the Southaven Forbearance Period such that the accrued interest of $126,110 was paid-in-kind and added to the outstanding principal balance of the loan. The forbearance period (the “Southaven Forbearance Period”) was the period from May 1, 2020 through July 31, 2020.

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan. The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of June 30, 2020, the borrower subsidiary entities had cash in the amount of $634,341, which is included in cash and cash equivalents on the accompanying consolidated balance sheets.

Paycheck Protection Program (“PPP”) Loans

In April 2020, we entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed in March 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of each PPP loan is two years. The interest rate on each PPP loan is 1.0% per annum, which shall be deferred for the first six months of the term of the loan. After the initial six-month deferral period, each loan requires monthly payments of principal and interest until maturity with respect to any portion of such PPP loan which is not forgiven as described below.  We are permitted to prepay each PPP loan at any time with no prepayment penalties.   Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. As of June 30, 2020, the outstanding balance of the PPP Loans was $763,100, and we had not applied for any forgiveness, but intends to do so.

Outlook

We are closely monitoring the impact of the COVID-19 pandemic on our business and continue to assess the situation at our properties and operations on a daily basis. Each of our hotels remains open for business. However, as a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we have experienced a reduction in bookings for hotel rooms which has negatively affected our occupancy levels and could materially and adversely affect the financial performance and value of our hotels.  All of the markets in which our properties are located have been subject to some level of restrictions on business operations. While we have seen improving demand at some of our properties as states and cities across the United States have loosened stay-at-home restrictions, we expect any recovery to occur unevenly across our portfolio. Some of our properties are located in states currently experiencing a surge in new cases and hospitalizations, which have resulted, and may continue to result, in renewed government mandates and stay-at-home orders. We expect that the reduction in hotel demand as a result of the COVID-19 pandemic will continue to put pressure on our occupancy levels, ADR and RevPAR, which will negatively impact cash flows from operations. Our third quarter of 2020 financial results are expected to be negatively impacted by such reduced demand. Even after travel advisories and restrictions are modified or lifted, demand for hotels may remain weak for a significant length of time, which may be a function of continued concerns over safety, unwillingness to travel, and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our hotel properties will return to pre-outbreak levels of occupancy and pricing.

We have taken several measures intended to help maintain financial flexibility including implementing cost cutting measures where possible. The Company has implemented expense reduction efforts at all properties, including reductions in headcount, and reduced or deferred planned maintenance or capital expenditures as deemed appropriate. During the six-month period ended June 30, 2020, we entered into a new $5.0 million line of credit, of which the full $5.0 million was available as of the date of this filing. In April 2020, we obtained loans totaling $0.8 million under the Paycheck Protection Program (the “PPP”) to help pay for payroll costs, mortgage interest, rent or utility costs related to six of our hotel properties. In addition, we amended the mortgage loans secured by two of our hotel properties to extend the maturity date of such loans by six months and to defer the requirement to pay principal and interest until October 1, 2020. We also entered into forbearance agreements in connection with mortgage loans secured by two of our hotel properties, pursuant to which the lenders agreed to forbear from exercising any available rights and remedies under such loans arising from the failure to make interest payments during the period beginning May 1, 2020 through and including July 31, 2020. See “Liquidity and Capital Resources – Debt” for more details regarding these measures. We have also expanded our Offering to include the offering of up to $30,000,000 of Interval Common Stock, and the Operating Partnership commenced a private offering of up to $20,000,000 of Series GO LP Units. Subsequent to June 30, 2020, we have further amended the mortgage loans secured by the four hotel properties described above under “—Debt—Forbearance Agreements and Loan Agreements” to waive the required financial covenants under the terms of two of the mortgage loans through December 31, 2020 and to adjust certain financial covenants, put into place certain liquidity requirements and restrictions on capital expenditures, related party payments, and cash distributions, as well as extend certain PIP completion deadlines with respect to two of the mortgage loans.

To maintain cash reserves, we determined that it is in the best interests of the Company to declare distributions quarterly, if at all, beginning in the second quarter of 2020, rather than monthly as previously had been declared. Furthermore, the distributions declared for the second quarter of 2020 were declared and paid entirely in stock (pursuant to the DRIP), rather than cash and DRIP, as had been declared in previous periods.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(1,491,302)	$(1,531,321)
Net cash used in investing activities	(27,839,152)	(19,022,247)
Net cash provided by financing activities	23,471,107	23,446,057
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,859,347)	$2,892,489

Cash Flows Used In Operating Activities

As of June 30, 2020, we owned seven hotel properties. During the six months ended June 30, 2020 and 2019, net cash used in operating activities was $1.5 million and $1.5 million, respectively. Our cash flows used in operating activities generally consist of the net cash generated by or used in our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See “Liquidity and Capital Resources–Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business. See "- Results of Operations" for further discussion of our operating results for the three and six months ended June 30, 2020 and 2019.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $27.8 million for the six months ended June 30, 2020 and primarily consisted of $27.2 million for the acquisition of two hotel properties. Net cash used in investing activities was $19.0 million for the six months ended June 30, 2019 and primarily consisted of $18.8 million for the acquisition of two hotel properties.

Cash Flows Provided By Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $23.5 million and consisted primarily of the following:

●	$9.2 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other offering costs of $2.1 million;
●	$15.1 million of net cash provided by debt financing as a result of proceeds from debt financing of $21.0 million, partially offset by principal payments on debt of $5.3 million and payments of financing costs of $0.6 million;
●	$0.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.4 million;
●	and $0.1 million paid for share redemptions.

During the six months ended June 30, 2019, net cash provided by financing activities was $23.5 million and consisted primarily of the following:

●	$17.5 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other offering costs of $3.4 million;
●	$6.2 million of net cash provided by debt financing as a result of proceeds from debt financing of $12.6 million, partially offset by principal payments on debt of $5.7 million and payments of financing costs of $0.5 million;
●	and $0.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.3 million.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid (excluding the stock distributions declared and paid for the second quarter 2020), and net cash flow used in operations were as follows for the first and second quarter of 2020 and during each quarter of 2019:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)(4)			Flows Used in
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2020	$1,084,605	$0.175	$691,604	$418,286	$1,109,890	$(1,141,973)
Second Quarter 2020	—	—	—	—	—	—
	$1,084,605	$0.175	$691,604	$418,286	$1,109,890	$(1,141,973)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Used in
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2019	$280,080	$0.175	$98,912	$115,475	$214,387	$(1,215,000)
Second Quarter 2019	505,418	0.175	256,191	191,395	447,586	(316,321)
Third Quarter 2019	745,048	0.175	422,533	266,527	689,060	(222,112)
Fourth Quarter 2019	994,364	0.175	718,930	225,736	944,666	(1,914,370)
	$2,524,910	$0.700	$1,496,566	$799,133	$2,295,699	$(3,667,803)

(1)	Distributions for the periods from January 1, 2019 through March 31, 2020 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2019 through February 29, 2020 were paid on a monthly basis, generally on or about the tenth day of the month following the record date of a given month.
(4)	Distributions for the period from March 1, 2020 through March 31, 2020 were paid in July 2020.

For the six months ended June 30, 2020, we paid aggregate distributions (excluding the Second Quarter stock distribution) of $1.1 million, including $0.7 million of distributions paid in cash and $0.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the six months ended June 30, 2020 was $2.3 million. Net cash flow used in operations for the six months ended June 30, 2020 was $1.5 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

In addition, we declared a stock distribution for the three months ended June 30, 2020, which we refer to as the Second Quarter stock distribution, at a daily rate of $0.00191781 per share of common stock to the stockholders of record on each calendar day within the quarter. In connection with the Second Quarter stock distribution, we issued $1.2 million in shares of our common stock, consisting of 131,267 shares of common stock, in July 2020. Distributions declared and issued in shares of our common stock as the Second Quarter stock distribution are excluded from distributions declared and paid in the table above.

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

Our board of directors has determined that, due to the effects of the COVID-19 pandemic, it is in the best interests of the Company to transition from declaring and paying distributions to stockholders on a monthly basis to doing so, if at all, on a quarterly basis, beginning in the second quarter of 2020. Cash and stock distributions, if any, will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash or stock distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Results of Operations

Outlook

Our results of operations for the three and six months ended June 30, 2020 and 2019 are not indicative of those expected in future periods, as we were actively raising capital through our Offering and acquiring hotel properties during both of these periods, and as of June 30, 2020, had only owned three properties for a full 12 month operating cycle.

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

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition and results of operations. Each of our hotels remains open for business. However, as a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we initially experienced a substantial number of cancellations, and have experienced and continue to experience a reduction in bookings for hotel rooms compared to historical periods. Furthermore, while operating expenses at such hotels are likely to decrease, we expect that many of our hotel properties will generate substantially reduced operating cash flow, have diminished RevPAR, and may operate at a loss. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations. See “Recent Developments” and “Liquidity and Capital Resources – Outlook” above for further discussion of the COVID-19 pandemic.

Comparison of the three months ended June 30, 2020 versus the three months ended June 30, 2019

Revenue

Room revenues totaled $2.6 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively. Other revenue, which consists of revenues from other hotel services, was $49,843 and $7,004 for the three months ended June 30, 2020 and 2019, respectively. Hotel occupancy, ADR, and RevPAR were 44.04%, $92.27, and $40.64, respectively, for the three months ended June 30, 2020. Hotel occupancy, ADR, and RevPAR were 75.70%, $118.88, and $89.99, respectively, for the three months ended June 30, 2019. See “Liquidity and Capital Resources–Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business.

General and Administrative Expenses

General and administrative expenses were $1.1 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively. These general and administrative expenses consisted primarily of administrative personnel costs and the cost of office supplies and equipment.

Sales and Marketing Expenses

Sales and marketing expenses were $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. These sales and marketing expenses consisted primarily of sales personnel costs, hotel brand loyalty program costs, advertising and other marketing costs.

Property Operations Expenses

Property operations expenses were $1.0 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. These property operations expenses consisted primarily of property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties.

Franchise Fees

Franchise fees were $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs.

Property Management Fees

Property management fees were $0.3 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Property management fees include the asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties.

Acquisition Expenses

Acquisition expenses were $0.3 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisitions that are not attributable to a single property.

Depreciation

Depreciation expense was $0.8 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively.

Interest Expense

Interest expense was $0.8 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. Furthermore, we expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Comparison of the six months ended June 30, 2020 versus the six months ended June 30, 2019

Revenue

Room revenues totaled $6.4 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively. Other revenue, which consists of revenues from other hotel services, was $104,619 and $10,205 for the six months ended June 30, 2020 and 2019, respectively. Hotel occupancy, ADR, and RevPAR were 51.73%, $100.63, and $52.05, respectively, for the six months ended June 30, 2020. Hotel occupancy, ADR, and RevPAR were 72.97%, $113.27, and $82.66, respectively, for the six months ended June 30, 2019. See “Liquidity and Capital Resources–Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business.

General and Administrative Expenses

General and administrative expenses were $2.5 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively. These general and administrative expenses consisted primarily of administrative personnel costs and the cost of office supplies and equipment.

Sales and Marketing Expenses

Sales and marketing expenses were $0.6 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. These sales and marketing expenses consisted primarily of sales personnel costs, hotel brand loyalty program costs, advertising and other marketing costs.

Property Operations Expenses

Property operations expenses were $2.7 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. These property operations expenses consisted primarily of property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties.

Franchise Fees

Franchise fees were $0.5 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs.

Property Management Fees

Property management fees were $0.7 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. Property management fees include the asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties.

Acquisition Expenses

Acquisition expenses were $0.3 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisitions that are not attributable to a single property.

Depreciation

Depreciation expense was $1.7 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

Interest Expense

Interest expense was $1.6 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. Furthermore, we expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

As of June 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Termination of Purchase and Sale Agreement

As previously disclosed, on February 17, 2020, the due diligence period expired under the Agreement of Purchase and Sale among Central PA Equities 17, LLC, Central PA Equities 19, LLC, and Springwood – FHP LP (collectively, the “Seller”) and the Operating Partnership (the “Buyer”) (each, a “Party” and collectively, the “Parties”), dated as of November 22, 2019 (as amended, the “Purchase Agreement”). Pursuant to the Purchase Agreement, we agreed to acquire the 108-room Fairfield Inn & Suites by Marriott hotel in Hershey, Pennsylvania, the 107-room Home2 Suites by Hilton hotel in York, Pennsylvania, and the 100-room Hampton Inn & Suites by Hilton hotel in York, Pennsylvania (collectively, the “Hotel Properties”) from the Seller for the purchase price of approximately $46.9 million plus closing costs, subject to adjustment as provided in the Purchase Agreement. As required by the Purchase Agreement, we had deposited a total of $1.5 million into escrow as earnest money pending the closing or termination of the Purchase Agreement (the “Earnest Money Deposit”).

Beginning on July 31, 2020, the Parties exchanged written notices of default with one another in accordance with the terms of the Purchase Agreement. The notice from each Party was based on allegations that the other Party failed to perform its obligations under the Purchase Agreement. The Purchase Agreement provides each Party thirty (30) days from the date of such notice (the “Termination Date”) to cure its defaults. If such defaults are not cured by the Termination Date, the Purchase Agreement shall terminate, and the Seller and the Buyer must determine how to dispose of the Earnest Money Deposit.

The Buyer and Seller are currently in discussions regarding potential modifications to the timing and terms of the acquisitions of the Hotel Properties. There can be no assurance that the parties will reach any such agreement prior to the Termination Date. If the Parties are unable to reach an agreement prior to the Termination Date, the Purchase Agreement will terminate on the Termination Date and resolution on how to dispose of the Earnest Money Deposit will be required.

Distributions Paid

On July 24, 2020, the Company paid distributions of $0.4 million, declared for daily record dates for each day in the period from March 1, 2020, through March 31, 2020, which included $0.2 million of distributions paid pursuant to the DRIP.

On July 31, 2020, the Company issued $1.3 million in shares of common stock, consisting of 131,267 shares of common stock, as a stock distribution declared for daily record dates in the period from April 1, 2020 through June 30, 2020. All of such shares were issued through the DRIP.

Amendments to Loan Agreements

See “Liquidity and Capital Resources – Debt – Forbearance Agreements and Loan Amendments” for a description of amendments to several of our mortgage loan agreements entered into after June 30, 2020.

Status of the GO Unit Offering

As of August 14, 2020, the Company’s GO Unit Offering remained open for new investment, and since the inception of the offering the Company had issued and sold 71,429 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $0.5 million.

Status of the Offering

As of August 14, 2020, the Company’s private offering of common stock remained open for new investment, and since the inception of the offering the Company had issued and sold 7,454,997 shares of common stock, including 281,168 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $73.2 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, the Company is not subject to any material legal proceedings nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company by any governmental authorities.

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

The outbreak of the COVID-19 virus that has rapidly spread around the world, including every state in the United States, has created considerable instability and disruption in the U.S. and world economies. Substantial uncertainty still surrounds COVID-19 and its effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures and other restrictions on travel, congregation and business operations, have resulted in significant negative impacts in the United States and world economies and in relation to our business. These measures have had a severe impact on the U.S. hospitality industry. The long-term impact of COVID-19 on the U.S. and world economies remains uncertain, but is likely to result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted. The extent to which our financial condition, results of operations and overall value will continue to be affected by the COVID-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

As a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we initially experienced a substantial number of cancellations, and have experienced and continue to experience a reduction in bookings for hotel rooms which have negatively affected our occupancy levels and could materially and adversely affect the financial performance and value of our hotels.  While certain states and cities across the United States have loosened stay-at-home restrictions, the ongoing COVID-19 pandemic, including large outbreaks of new COVID-19 cases and surges in hospitalizations in certain regions, have resulted, and may continue to result, in renewed government mandates and stay-at-home orders. All of the markets in which our properties are located are subject to some level of restrictions on business operations. Even after travel advisories and restrictions are modified or lifted, demand for hotels may remain weak for a significant length of time, which may be a function of continued concerns over safety, unwillingness to travel, and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our hotel properties will return to pre-outbreak levels of occupancy and pricing. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, have adversely affected, and may continue to adversely affect, our returns and profitability and, as a result, our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties.

Additionally, the management companies that operate our hotel properties may be limited in their ability to properly maintain the properties.  Market fluctuations may affect our ability to obtain necessary funds for the operation of our hotels from current lenders or new borrowings.  In addition, we may be unable to obtain financing for the acquisition of new hotels on satisfactory terms, or at all.  Further, we have entered into agreements with lenders under our mortgage loans to provide for relief from certain obligations under the loan agreements, including deferral of payment obligations and covenant relief. If our financial condition and results of operation continue to be negatively affected by the COVID-19 pandemic beyond the terms of our existing lender accommodations, we may be unable to obtain further extensions of the payment obligations and covenant relief, and may be forced to make additional payments on the loans which could adversely affect our ability to pay distributions to our stockholders. Third-party reports relating to market studies or demographics we obtained prior to the COVID-19 virus outbreak for hotels we acquired or have identified for acquisition may no longer be accurate or complete.  The occurrence of any of the foregoing events or any other related matters could materially and adversely affect our business, financial condition, results of operation and the overall value of our properties, and stockholders may lose all or a substantial portion of their investment in us.

The global impact of the COVID-19 pandemic continues to evolve, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. As a result, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial condition, results of operations and our ability to pay distributions to our stockholders. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, our company and our properties may be subject to similar risks as posed by COVID-19.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 1, 2018, we commenced a private placement offering of up to $100,000,000 in shares of our common stock. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share. During the three months ended June 30, 2020, we sold 197,824 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $1.9 million, with no shares issued pursuant to our dividend reinvestment plan. During the three months ended June 30, 2020, aggregate selling commissions of $0.2 million and marketing and diligence allowances and other wholesale selling costs and expenses of $0.3 million were paid in connection with the private offering.

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

Repurchase Price

Under certain circumstances and subject to the death repurchase described below, the prices at which we will repurchase shares under our repurchase plan are as follows:

●	For those shares held by the stockholder for at least one year, 92% of the current share NAV;
●	For those shares held by the stockholder for at least two years, 96% of the current share NAV; and
●	For those shares held by the stockholder for at least three years, 100% of the current share NAV.

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

Limitations on Repurchase

There are several limitations on our ability to repurchase shares under our share repurchase plan:

●	Unless the shares are being repurchased in connection with a stockholder’s death, we may not repurchase shares unless the stockholder has held the shares for at least one year.
●	During any calendar year, we will repurchase only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan upon 10 business days’ notice to our stockholders.
●	During any calendar year, we will limit the total shares repurchased to no more than 5.0% of the weighted-average number of shares outstanding as of December 31 of the prior calendar year.
●	We have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
●	We will not repurchase shares if the board of directors determines, in its sole discretion, that the repurchase price determined in accordance with the terms of our share repurchase plan exceeds the then current fair market value of the shares to be repurchased.

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

Special Repurchases—Death Repurchase

In the event of the death of a stockholder, the Company will, upon request and within six months from the date of the request, repurchase such stockholder’s shares regardless of the period the deceased stockholder has owned such shares at the following prices:

●	92% of the current share NAV if death occurs less than six months of the purchase;
●	96% of the current share NAV if death occurs from six months to one year of purchase; and
●	100% of the current share NAV if death occurs after one year of purchase.

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

Shares Repurchased

During the six months ended June 30, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.  During the six months ended June 30, 2020, we funded repurchases under our share repurchase plan with the net proceeds from our dividend reinvestment plan.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2020	10,000	$9.20	(1)
February 2020	—	$—	(1)
March 2020	—	$—	(1)
Total	10,000
April 2020	—	$—	(1)
May 2020	—	$—	(1)
June 2020	—	$—	(1)
Total	—
Six Months Ended June 30, 2020	10,000

(1)

We limit the dollar value of shares that may be redeemed under the plan as described above. One of these limitations is that during each calendar year, our share repurchase plan limits the number of shares we may repurchase to those that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. Based on the repurchase limits described above, as of June 30, 2020, there was $707,133 available for eligible purchases for the remainder of 2020.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable reportable events, the information below is being disclosed under this Item 5 instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

Amendment of Prattville Loan Documents

As previously disclosed, the Company, through its subsidiaries LF3 Prattville, LLC and LF3 Prattville TRS, LLC (the “Prattville Borrowers”), entered into a loan agreement with Wells Fargo Bank, National Association (“Lender”) (the “Prattville Loan”), dated July 11, 2019, in the original principal amount of $9.6 million. The Prattville Loan is secured by a mortgage lien on the Prattville Property. The Prattville Loan is also guaranteed by Corey Maple, the Company’s Chief Executive Officer (the “Guarantor” and, together with the Prattville Borrowers and the Lender, the “Prattville Parties”) pursuant to a Guaranty. The Lender is not affiliated with the Prattville Parties or the Advisor. Also as previously disclosed, on April 22, 2020, the Prattville Parties entered into a Forbearance Agreement (the “Prattville Forbearance Agreement”), effective May 1, 2020, pursuant to which the Lender agreed, during the Forbearance Period (as defined below) to forbear from exercising any available rights and remedies under the Prattville Loan and other Loan Documents (as defined in the Prattville Loan) to the extent such rights and remedies arise as a result of the Prattville Borrower’s failure to make interest payments that were due and payable during the Forbearance Period which constituted events of default under the terms of the Prattville Loan (“collectively, the “Prattville Projected Events of Default”) and agreed to defer the interest accrued during the Forbearance Period such that the accrued interest of $100,878 was paid-in-kind and added to the outstanding principal balance of the Prattville Loan. The Forbearance Period was the period from May 1, 2020 through July 31, 2020.

On August 14, 2020, the Prattville Parties entered into an amendment to Prattville Loan, amendment to the Guaranty and an amended and restated term loan note (collectively, the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust certain other terms of the Prattville Loan, Guaranty and note. The Prattville Amendment, among other things, extends the required PIP completion date to align with the extension provided by the franchise agreement for the Prattville Property, adjusts certain required financial covenants and the timing of compliance with such financial covenants, including the debt service coverage ratio and debt yield, puts into place certain liquidity requirements and adds restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees payable to the Guarantor, and cash distributions until certain financial covenants are achieved. The various restrictions remain in place until the Prattville Borrowers achieve the required debt service coverage ratio and debt yield for at least two consecutive calendar quarters, which shall in no event be before June 30, 2021. Pursuant to the Prattville Amendment, until certain financial covenants are achieved, the Prattville Borrowers may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account. The restriction on distributions precludes the Prattville Borrowers from making distributions of cash to the Operating Partnership.

Amendment of Southaven Loan Documents

As previously disclosed, the Company, through its subsidiaries LF3 Southaven, LLC and LF3 Southaven TRS, LLC (the “Southaven Borrowers”), entered into a loan agreement with Lender (the “Southaven Loan”), dated February 21, 2020, in the original principal amount of $13.5 million. The Southaven Loan is secured by a mortgage lien on the Southaven Property. The Southaven Loan is also guaranteed by the Guarantor (the “Guarantor,” together with the Southaven Borrowers and the Lender, the “Southaven Parties”) pursuant to a Guaranty. The Lender is not affiliated with the Southaven Parties or the Advisor. Also as previously disclosed, on April 22, 2020, the Southaven Parties entered into a Forbearance Agreement (the “Southaven Forbearance Agreement”), effective May 1, 2020, pursuant to which the Lender agreed, during the Forbearance Period to forbear from exercising any available rights and remedies under the Southaven Loan and other Loan Documents (as defined in the Southaven Loan) to the extent such rights and remedies arise as a result of the Borrower’s failure to make interest payments that were due and payable during the Forbearance Period which constituted events of default under the terms of the Southaven Loan (“collectively, the “Southaven Projected Events of Default”) and agreed to defer the interest accrued during the Forbearance Period such that the accrued interest of $126,110 was paid-in-kind and added to the outstanding principal balance of the Southaven Loan.

.

On August 14, 2020, the Southaven Parties entered into an amendment to Southaven Loan, amendment to the Guaranty and an amended and restate term loan note (collectively, the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan, Guaranty and note. The Southaven Amendment, among other things, extends the required PIP completion date to align with the extension provided by the franchise agreement for the Southaven Property, adjusts the timing of compliance with certain financial covenants, including the debt service coverage ratio and debt yield, puts into place certain liquidity requirements and adds restrictions on capital expenditures, related party payments, including loan guarantee fees payable to the Guarantor, and cash distributions until certain financial covenants are achieved. The various restrictions remain in place until the Southaven Borrowers achieve the required debt service coverage ratio and debt yield for at least two consecutive calendar quarters, which shall in no event be before June 30, 2021. Pursuant to the Southaven Amendment, until certain financial covenants are achieved, the Southaven Borrowers may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account. The restriction on distributions precludes the Southaven Borrowers from making distributions of cash to the Operating Partnership.

The foregoing descriptions of the Prattville Amendment and Southaven Amendment do not purport to be complete descriptions and are qualified in their entirety by reference to the full text of the Prattville Amendment loan documents and the Southaven Amendment loan documents.

Item 6. Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement, dated as of June 1, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

3.2	Articles Supplementary for the Interval Common Stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

3.3

Bylaws, dated as of April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2019)

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.1

Promissory Note issued to Western State Bank relating to the Lubbock Property, dated April 10, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.2

Promissory Note issued to Western State Bank relating to the Lubbock Home2 Property, dated April 10, 2020 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.3

Promissory Note issued to Western State Bank relating to the Cedar Rapids Property, dated April 17, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

Ex.	Description

10.4

Promissory Note issued to Western State Bank relating to the Pineville Property, dated April 17, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.5

Promissory Note issued to Western State Bank relating to the Eagan Property, dated April 17, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.6

Promissory Note issued to Western State Bank relating to the Prattville Property, dated April 17, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.7.1

Change in Terms Agreement with Western State Bank, dated April 17, 2020, relating to the loan dated March 5, 2019 related to the Cedar Rapids Property (incorporated by reference to Exhibit 10.13.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.7.2

Modification of Mortgage, dated April 17, 2020 relating to the mortgage dated March 5, 2019 related to the Cedar Rapids Property (incorporated by reference to Exhibit 10.13.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.8.1

Change in Terms Agreement with Western State Bank, dated April 17, 2020, relating to the loan dated June 19, 2019 related to the Eagan Property (incorporated by reference to Exhibit 10.14.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.8.2

Modification of Mortgage, dated April 17, 2020 relating to the mortgage dated June 19, 2019 related to the Eagan Property (incorporated by reference to Exhibit 10.14.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.9

Forbearance Agreement with Wells Fargo Bank, National Association, dated as of April 22, 2020 and effective as of May 1, 2020, relating to the loan dated July 11, 2019 related to the Prattville Property (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.10

Forbearance Agreement with Wells Fargo Bank, National Association, dated as of April 22, 2020 and effective as of May 1, 2020, relating to the loan dated February 21, 2020 related to the Southaven Property (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.11

First Amendment to Limited Partnership Agreement of the Operating Partnership, effective as of April 29, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.12 *	Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of June 15, 2020

10.13 *	Fifth Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of April 2, 2020

10.14 *	Sixth Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of May 4, 2020

Ex.	Description

10.15 *	Seventh Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of June 22, 2020

10.16 *	Eighth Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of July 15, 2020

10.17 *	Form of Services Agreement with One Rep Construction

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Repurchase Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

* Filed herewith.

** Furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGING FUND REIT III, INC.

Date:	August 14, 2020	By:	/s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer and Secretary
(principal executive officer)

Date:	August 14, 2020	By:	/s/ Katie Cox
Katie Cox
Chief Financial Officer
(principal financial officer)