Form 10-Q
period 2020-09-30
Lodging Fund REIT III, Inc.
filed 2020-11-12
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, there were 7,597,657 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Investment in hotel properties, net of accumulated depreciation of $3,830,419 and $1,255,712	$101,071,376	$65,408,308
Cash and cash equivalents	7,440,804	10,898,556
Restricted cash	4,282,199	5,275,815
Accounts receivable, net	440,942	107,976
Franchise fees, net	972,065	721,690
Prepaid expenses and other assets	1,504,755	1,623,584
Total Assets	$115,712,141	$84,035,929

Liabilities and Equity
Debt, net	$64,820,623	$40,980,632
Accounts payable	1,124,484	543,669
Accrued expenses	1,501,167	582,750
Distributions payable	1,300,168	342,515
Due to related parties	767,795	966,379
Other liabilities	865,178	434,974
Total liabilities	70,379,415	43,850,919

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 7,448,276 and 6,005,743 shares issued and outstanding	74,482	60,057
Additional paid-in capital	73,062,764	58,961,101
Accumulated deficit	(28,468,708)	(18,396,163)
Total stockholders' equity	44,668,538	40,624,995
Non-controlling interest - Series B LP Units	(834,030)	(439,985)
Non-controlling interest - Series GO LP Units	1,498,218	—
Total equity	45,332,726	40,185,010
Total Liabilities and Equity	$115,712,141	$84,035,929

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Room revenue	$4,235,255	$3,375,317	$10,623,696	$5,708,031
Other revenue	57,831	19,492	162,450	29,697
Total revenue	4,293,086	3,394,809	10,786,146	5,737,728

Expenses
Property operations	1,466,175	1,243,043	4,159,882	2,121,567
General and administrative	972,407	1,542,964	3,474,099	3,187,082
Sales and marketing	278,931	319,061	876,533	725,268
Franchise fees	339,187	341,890	869,944	565,776
Management fees	422,290	279,502	1,163,523	486,087
Acquisition expense	44,154	200,271	382,148	508,260
Depreciation	884,597	427,422	2,575,731	739,680
Total expenses	4,407,741	4,354,153	13,501,860	8,333,720

Other Income (Expense)
Other income (expense), net	(49,116)	(12,141)	267,928	(39,698)
Interest expense	(803,501)	(466,028)	(2,366,750)	(889,177)
Total other income (expense)	(852,617)	(478,169)	(2,098,822)	(928,875)

Net Loss Before Income Taxes	(967,272)	(1,437,513)	(4,814,536)	(3,524,867)

Income tax benefit (expense)	559,176	—	815,222	59,556

Net Loss	(408,096)	(1,437,513)	(3,999,314)	(3,465,311)

Net loss attributable to non-controlling interest - Series B LP Units	(20,388)	(74,176)	(199,654)	(174,130)
Net loss attributable to non-controlling interest - Series GO LP Units	(12,415)	—	(12,415)	—

Net Loss Attributable to Common Stockholders	$(375,293)	$(1,363,337)	$(3,787,245)	$(3,291,181)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.05)	$(0.34)	$(0.54)	$(1.19)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	7,384,189	4,012,732	7,013,281	2,754,783

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
			Additional		Total	Non-controlling	Non-controlling
		Par	Paid-In	Accumulated	Stockholders'	Interest -	Interest	Total
	Shares	Value	Capital	Deficit	Equity	Series B LP Units	Series GO LP Units	Equity
Balance at December 31, 2018	1,135,010	$11,350	$11,083,985	$(4,041,428)	$7,053,907	$(69,217)	$—	$6,984,690
Issuance of common stock	789,455	7,894	7,814,618	—	7,822,512	—	—	7,822,512
Offering costs	—	—	—	(1,628,240)	(1,628,240)	—	—	(1,628,240)
Distributions declared ($0.175 per share)	—	—	—	(266,076)	(266,076)	(14,004)	—	(280,080)
Distributions reinvested	12,269	123	115,352	—	115,475	—	—	115,475
Net loss	—	—	—	(975,020)	(975,020)	(50,563)	—	(1,025,583)
Balance at March 31, 2019	1,936,734	19,367	19,013,955	(6,910,764)	12,122,558	(133,784)	—	11,988,774
Issuance of common stock	1,331,980	13,320	13,141,931	—	13,155,251	—	—	13,155,251
Offering costs	—	—	—	(1,955,447)	(1,955,447)	—	—	(1,955,447)
Distributions declared ($0.175 per share)	—	—	—	(480,146)	(480,146)	(25,272)	—	(505,418)
Distributions reinvested	20,147	201	191,193	—	191,394	—	—	191,394
Net loss	—	—	—	(952,825)	(952,825)	(49,390)	—	(1,002,215)
Balance at June 30, 2019	3,288,861	32,888	32,347,079	(10,299,182)	22,080,785	(208,446)	—	21,872,339
Issuance of common stock	1,356,405	13,564	13,349,317	—	13,362,881	—	—	13,362,881
Offering costs	—	—	—	(1,790,648)	(1,790,648)	—	—	(1,790,648)
Distributions declared ($0.175 per share)	—	—	—	(707,796)	(707,796)	(37,252)	—	(745,048)
Distributions reinvested	28,055	281	266,245	—	266,526	—	—	266,526
Net loss	—	—	—	(1,363,337)	(1,363,337)	(74,176)	—	(1,437,513)
Balance at September 30, 2019	4,673,321	$46,733	$45,962,641	$(14,160,963)	$31,848,411	$(319,874)	$—	$31,528,537

Balance at December 31, 2019	6,005,743	$60,057	$58,961,101	$(18,396,163)	$40,624,995	$(439,985)	$—	$40,185,010
Issuance of common stock	956,897	9,569	9,371,964	—	9,381,533	—	—	9,381,533
Offering costs	—	—	—	(1,520,647)	(1,520,647)	—	—	(1,520,647)
Distributions declared ($0.175 per share)	—	—	—	(1,144,602)	(1,144,602)	(60,308)	—	(1,204,910)
Distributions reinvested	44,030	440	417,846	—	418,286	—	—	418,286
Redemptions	(10,000)	(100)	(91,900)	—	(92,000)	—	—	(92,000)
Net loss	—	—	—	(1,314,880)	(1,314,880)	(69,156)	—	(1,384,036)
Balance at March 31, 2020	6,996,670	69,966	68,659,011	(22,376,292)	46,352,685	(569,449)	—	45,783,236
Issuance of common stock	197,824	1,978	1,931,108	—	1,933,086	—	—	1,933,086
Offering costs	—	—	—	(602,779)	(602,779)	—	—	(602,779)
Distributions declared ($0.175 per share)	—	—	—	(1,247,245)	(1,247,245)	(65,941)	—	(1,313,186)
Net loss	—	—	—	(2,097,071)	(2,097,071)	(110,111)	—	(2,207,182)
Balance at June 30, 2020	7,194,494	71,944	70,590,119	(26,323,387)	44,338,676	(745,501)	—	43,593,175
Issuance of common stock	156,866	1,569	1,537,441	—	1,539,010	—	—	1,539,010
Issuance of GO Units	—	—	—	—	—	—	1,700,005	1,700,005
Offering costs	—	—	—	(469,860)	(469,860)	—	(189,372)	(659,232)
Distributions declared ($0.175 per share)	—	—	—	(1,300,168)	(1,300,168)	(68,141)	—	(1,368,309)
Distributions reinvested	148,494	1,485	1,409,203	—	1,410,688	—	—	1,410,688
Redemptions	(51,578)	(516)	(473,999)	—	(474,515)	—	—	(474,515)
Net loss	—	—	—	(375,293)	(375,293)	(20,388)	(12,415)	(408,096)
Balance at September 30, 2020	7,448,276	$74,482	$73,062,764	$(28,468,708)	$44,668,538	$(834,030)	$1,498,218	$45,332,726

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(3,999,314)	$(3,465,311)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,575,731	739,680
Amortization	206,405	211,719
Write-off of unamortized deferred financing costs	—	25,629
Loss on disposal of fixed assets	3,276	—
Deferred tax assets, net	(817,184)	78,792
Change in operating assets and liabilities:
Accounts receivable	(332,966)	(88,082)
Franchise fees	(300,000)	(525,000)
Due from related parties	—	1,285
Prepaid expenses and other assets	936,013	221,445
Accounts payable	314,034	315,412
Accrued expenses	1,156,987	360,476
Due to related parties	(303,082)	(450,762)
Other liabilities	(38,876)	821,284
Net cash used in operating activities	(598,976)	(1,753,433)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(27,190,749)	(34,252,464)
Improvements and additions to hotel properties	(1,052,889)	(103,925)
Net cash used in investing activities	(28,243,638)	(34,356,389)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	13,790,742	24,343,368
Proceeds from lines of credit	6,200,000	500,000
Proceeds from PPP loans	763,100	—
Principal payments on mortgage debt	(451,419)	(108,483)
Principal payments on lines of credit	(6,200,000)	(5,729,000)
Payments of deferred financing costs	(650,072)	(844,288)
Proceeds from issuance of common stock	12,853,629	34,340,642
Proceeds from issuance of GO Units	1,700,005	—
Payments of offering costs	(2,617,351)	(5,150,737)
Payments for shares redeemed	(92,000)	—
Distributions paid	(905,388)	(777,636)
Net cash provided by financing activities	24,391,246	46,573,866
Net change in cash, cash equivalents, and restricted cash	(4,451,368)	10,464,044
Beginning Cash, Cash Equivalents, and Restricted Cash	16,174,371	4,532,404
Ending Cash, Cash Equivalents, and Restricted Cash	$11,723,003	$14,996,448

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$1,489,472	$589,742
Income taxes paid	$1,963	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt assumed in connection with hotel property acquisition	$9,998,437	$9,424,156
Paid-in-kind interest	$226,988	$—
Offering costs included in accounts payable	$266,781	$51,173
Offering costs included in due to related parties	$(89,892)	$140,822
Offering costs included in accrued expenses	$(11,582)	$31,603
Distributions included in due to related parties	$194,390	$13,899
Redemptions included in other liabilities	$474,515	$—
Reinvested distributions	$1,828,974	$573,397

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$10,898,556	$3,732,404
Restricted cash, beginning of period	5,275,815	800,000
Cash, cash equivalents, and restricted cash, beginning of period	$16,174,371	$4,532,404

Cash and cash equivalents, end of period	$7,440,804	$12,366,862
Restricted cash, end of period	4,282,199	2,629,586
Cash, cash equivalents, and restricted cash, end of period	$11,723,003	$14,996,448

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and three classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), and Series T Limited Partnership Units (“Series T LP Units”). LF REIT III was the sole general partner of the OP, as of September 30, 2020 and December 31, 2019. As of September 30, 2020, there were no outstanding Common LP Units, Interval Units, or Series T LP Units, there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, and 246,621 Series GO LP Units.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000 (the “Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of September 30, 2020, the Company had issued and sold 7,509,854 shares of common stock, including 281,857 shares attributable to the DRIP, and received aggregate proceeds of $73.7 million.

On April 29, 2020, the Company classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of the Company’s board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of September 30, 2020, the Company had not issued or sold any shares of Interval Common Stock.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the OP, (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of September 30, 2020, the Company had issued and sold 246,621 Series GO LP Units and received aggregate proceeds of $1.7 million.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, and which, in the opinion of management, are necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The consolidated financial statements include the accounts of LF REIT III and its subsidiaries. For the controlled subsidiaries that are not wholly-owned, the interests owned by an entity other than the Company represent a noncontrolling interest, which is presented separately in the consolidated financial statements. The Company has no foreign operations or assets and its operating structure includes only one reportable Segment. All intercompany balances and transactions have been eliminated in consolidation.

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

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The impact of the outbreak on the U.S. and world economies has been evolving, and as cases of COVID-19 have continued to be identified in additional countries, there have been international mandates, and mandates in the United States from federal, state and local authorities, instituting quarantines and stay-at-home orders, closing schools, and instituting restrictions on travel and/or limiting operations of non-essential offices and retail centers. Such actions are adversely impacting many industries, with the travel and hospitality industries being particularly adversely affected. Although our hotel properties have remained open through the pandemic in 2020, our occupancy levels have been lower than historical levels. The outbreak could have a continued adverse impact on economic and market conditions, and could trigger a continued slowdown in leisure and business travel, which is adversely impacting the travel and hospitality industries. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

Restricted Cash—Restricted cash consists of earnest money deposits related to hotel property acquisitions, as well as certain funds maintained in escrow accounts to fund future payments for insurance, property tax obligations, and reserves for future capital expenditures, as required by our debt agreements. As of September 30, 2020 and December 31, 2019, restricted cash on the accompanying consolidated balance sheet included $1.8 million and $2.6 million, respectively, of earnest money deposits.

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

Management Fees—Management fees include expenses incurred for management services provided for the day-to-day operations of our hotel properties, which are charged at a base rate of 3-4% of gross revenues, any ancillary fees for hotel property management, and asset management fees, which may be charged at an annual rate of up to 0.75% of gross assets and are paid to the Advisor.

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

Reclassifications—Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income or stockholders’ equity. In prior year consolidated financial statements distributions payable were included in accrued expenses.

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

3.    INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Land and land improvements	$10,324,772	$7,738,495
Building and building improvements	85,200,699	53,238,276
Furniture, fixtures, and equipment	8,929,990	5,687,249
Construction in progress	446,334	—
Investment in hotel properties, at cost	104,901,795	66,664,020
Less: accumulated depreciation	(3,830,419)	(1,255,712)
Investment in hotel properties, net	$101,071,376	$65,408,308

As of September 30, 2020, the Company owned seven hotel properties with an aggregate of 706 rooms located in six states.

Acquisitions of Hotel Properties

The Company acquired two properties during the nine months ended September 30, 2020 and four properties during the year ended December 31, 2019. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions. The table below outlines the details of the properties acquired during the nine months ended September 30, 2020.

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

The aggregate purchase price for the hotel properties acquired during the nine months ended September 30, 2020 and the year ended December 31, 2019 were allocated as follows:

	September 30,	December 31,
	2020	2019
Land and land improvements	$2,576,166	$6,201,529
Building and building improvements	31,605,174	47,412,115
Furniture, fixtures, and equipment	3,007,846	4,772,707
Total assets acquired	37,189,186	58,386,351

Premium on assumed debt	(597,665)	(416,126)
Total liabilities assumed	(597,665)	(416,126)
Total purchase price(1)	36,591,521	57,970,225

Assumed mortgage debt	9,400,772	17,283,415

Net purchase price	$27,190,749	$40,686,810

(1)	Total purchase price includes purchase price plus all transaction costs.

4.    DEBT

Lines of Credit

On August 22, 2018, the Company entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. As of September 30, 2020, and December 31, 2019, the interest rate was 5.00% and 5.75%, respectively. The line of credit requires monthly payments of interest only, with all principal due at maturity on November 22, 2020. The line of credit is partially guaranteed by each of Corey Maple and Norman Leslie, as executive officers of the Company and members of the Advisor, each in the amount of $1.2 million. As of September 30, 2020 and December 31, 2019, there was no outstanding balance on the line of credit.

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit. The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of September 30, 2020. The line of credit is secured by the Company’s Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership. The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of September 30, 2020, there was no outstanding balance on the line of credit.

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

Mortgage Debt

As of September 30, 2020, the Company had $64.6 million in outstanding mortgage debt secured by each of its seven properties, with maturity dates ranging from June 2024 to April 2029, with fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.54%. The original terms of the loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of September 30, 2020 and December 31, 2019, certain mortgage debt was guaranteed by the members of the Advisor. The Company was in compliance with all required debt covenants related to its mortgage debt as of September 30, 2020 and December 31, 2019.

Forbearance Agreements and Loan Amendments

On April 17, 2020, the Company entered into a Change In Terms Agreement (the “Cedar Rapids Amendment”), amending the terms of the its original Promissory Note (the “Cedar Rapids Note”), dated March 5, 2019 in the original principal amount of $5.9 million. Pursuant to the Cedar Rapids Amendment, the maturity date of the Cedar Rapids Note was extended from March 1, 2024, to September 1, 2024, the requirement to make any replacement reserve deposits was waived until March 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Cedar Rapids Amendment, the lender has also waived the required financial covenants under the terms of the Cedar Rapids Note through December 31, 2020.

On April 17, 2020, the Company entered into a Change In Terms Agreement (the “Eagan Amendment”), amending the terms of the its original Promissory Note (the “Eagan Note”), dated June 19, 2019 in the original principal amount of $9.4 million. Pursuant to the Eagan Amendment, the maturity date of the Eagan Note was extended from July 1, 2024, to January 1, 2025, the requirement to make any replacement reserve deposits was waived until June 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Eagan Amendment, the lender has also waived the required financial covenants under the terms of the Eagan Note through December 31, 2020.

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

On August 14, 2020, the Prattville Loan was amended (the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust other terms of the Prattville Loan. The Prattville Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Prattville Forbearance Agreement and Prattville Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of September 30, 2020, the borrower subsidiary entities had cash balances in the amount of $698,930, which is included in cash and cash equivalents on the accompanying consolidated balance sheets.

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

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan. The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment,

until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of September 30, 2020, the borrower subsidiary entities had cash balances in the amount of $1,055,980, which is included in cash and cash equivalents on the accompanying consolidated balance sheets.

Paycheck Protection Program (“PPP”) Loans

In April 2020, the Company entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed in March 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of each PPP loan is 2 years, which may be extended to 5 years at the Company’s election. The interest rate on each PPP loan is 1.0% per annum, which shall be deferred for a period of time. After the initial deferral period, each loan requires monthly payments of principal and interest until maturity with respect to any portion of such PPP loan which is not forgiven as described below.  The initial deferral period ends at either i) the date the SBA remits the borrower’s loan forgiveness amount, or ii) if the Company has not applied for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. The Company’s covered period ended September 25, 2020, for two of its PPP loans and ended October 2, 2020, for four of its PPP loans. The Company is permitted to prepay each PPP loan at any time with no prepayment penalties.   Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. As of September 30, 2020, the outstanding balance of the PPP Loans was $763,100, and the Company had not applied for any forgiveness, but we intend to do so. The Company is currently in its initial deferral period and will not be required to start making payments until we apply for forgiveness.

The following table describes the Company’s mortgage debt, lines of credit and PPP loans, including the interest rate, maturity date, and the outstanding balance as of September 30, 2020 and December 31, 2019 for such debt obligations.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	September 30,	Maturity	September 30,	December 31,
Hotel Property	2020	Date	2020	2019
Holiday Inn Express - Cedar Rapids(1)	5.33%	09/01/2024	$5,858,134	$5,527,392
Hampton Inn & Suites - Pineville	5.13%	06/06/2024	9,020,427	9,154,289
Hampton Inn - Eagan	4.60%	01/01/2025	9,317,589	9,369,276
Home2 Suites - Prattville(1)	4.13%	08/01/2024	9,701,422	9,620,000
Home2 Suites - Lubbock	4.69%	10/06/2026	7,845,997	8,000,430
Fairfield Inn & Suites - Lubbock	4.93%	04/06/2029	9,308,790	—
Homewood Suites - Southaven(1)	3.70%	03/03/2025	13,586,110	—
Total Mortgage Debt			64,638,470	41,671,387

$3.0 million line of credit	5.00%(2)	11/22/2020	—	—
$5.0 million line of credit	3.75%(3)	2/10/2021	—	—
Total Lines of Credit			—	—

PPP Loans	1.00%	Various(4)	763,100	—

Premium on assumed debt, net			887,933	389,285
Deferred financing costs, net			(1,468,880)	(1,080,040)

Debt, net			$64,820,623	$40,980,632

(1)	Per the original loan terms, the loan was interest-only for the first 12 months after origination, then monthly principal and interest payments, with a balloon payment at maturity.
(2)	Variable interest rate equal to U.S. Prime Rate plus 1.00%, with a minimum rate of 5.00%.
(3)	Variable interest rate equal to U.S. Prime Rate plus 0.50%.
(4)	Two PPP Loans totaling $286,100 mature on April 10, 2022, and four PPP Loans totaling $477,000 mature on April 17, 2022.

Future Minimum Payments

As of September 30, 2020, the future minimum principal payments on the Company’s debt were as follows:

2020 (October 1, 2020 to December 31, 2020)	$349,354
2021	1,848,609
2022	1,656,836
2023	1,554,615
2024	23,835,059
Thereafter	36,157,097
65,401,570

Premium on assumed debt, net	887,933
Deferred financing costs, net	(1,468,880)

$64,820,623

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of September 30, 2020 and December 31, 2019 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, PPP loans, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of September 30, 2020. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of September 30, 2020, the estimated fair value of the Company’s mortgage debt was $67.5 million, compared to the gross carrying value $64.6 million. As of December 31, 2019, the estimated fair value of the Company’s mortgage debt was $42.7 million, compared to the gross carrying value $41.7 million.

6.    INCOME TAXES

The Company’s effective tax rate is lower than the U.S. federal statutory rate of 21% primarily because the Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election and the recording of a partial valuation allowance on the Company’s TRS net deferred tax assets. The Company paid federal and state income taxes totaling $1,963 and $0 during the nine months ended September 30, 2020 and 2019, respectively. The Company did not have any uncertain tax positions as of September 30, 2020 or December 31, 2019.

The Company’s TRS generated a net operating loss (“NOL”) for taxable income purposes for the years ended December 31, 2019 and 2018, and expects to generate a NOL for taxable income purposes for the year ending December 31, 2020, all of which can be carried forward to offset future taxable income. As of September 30, 2020, the Company had recorded net deferred tax assets of $1.0 million, primarily attributable to its NOLs generated in the current period and prior periods, net of temporary differences primarily related to depreciation and a valuation allowance. As of September 30, 2020, the Company had recorded a partial valuation allowance against its deferred tax assets of $600,901, which represents the estimated amount of deferred tax assets related to NOL carryforwards which will not be utilized by the TRS in future years. As of December 31, 2019, the Company had recorded net deferred tax assets of $205,808, primarily attributable to its NOLs generated in the current period and prior periods, net of temporary differences primarily related to depreciation. The Company’s NOLs will expire in 2038-2039 for state tax purposes and will not expire for federal tax purposes. As of September 30, 2020, the tax years 2018 and 2019 remain subject to potential examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor may also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing, and a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, and real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% per annum of the guaranty amount, payable on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B LP Unit holders) have received a 6% cumulative, but not compounded, return per annum.

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

Fees and reimbursements incurred and payable to the Advisor and its affiliates, for the three and nine months ended September 30, 2020 and 2019, and the amounts outstanding and payable as of September 30, 2020 and December 31, 2019, were as follows:

	Incurred		Incurred		Payable as of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Fees:
Acquisition fees	$—	$208,551	$501,949	$605,118	$—	$213,402
Financing fees	—	208,551	501,949	605,118	—	213,402
Asset management fees	213,097	105,990	617,397	188,326	71,194	81,389
Performance fees	—	—	—	—	—	68,534
	$213,097	$523,092	$1,621,295	$1,398,562	$71,194	$576,727

Reimbursements:
Offering costs	$165,583	$481,225	$953,275	$1,511,304	$25,882	$122,833
General and administrative	455,337	800,239	1,831,638	1,930,527	81,374	120,386
Sales and marketing	37,203	112,583	145,489	281,907	5,840	3,333
Acquisition costs	23,914	43,157	93,038	922,609	10,596	31,966
Other (income) expense, net	(43,361)	1,939	(503,180)	11,560	5,479	—
	$638,676	$1,439,143	$2,520,260	$4,657,907	$129,171	$278,518

For three and nine months ended September 30, 2020, the Operating Partnership recorded distributions payable to the Advisor in the amount of $68,141 and $194,390, respectively, in connection with the Advisor’s ownership of Series B LP Units. For the three and nine months ended September 30, 2019, the Operating Partnership recorded distributions payable to the Advisor in the amount of $37,252 and $76,528, respectively. As of September 30, 2020 and December 31, 2019, the Company had distributions payable to the Advisor in the amount of $258,007 and $63,617, respectively.

As of September 30, 2020, Corey Maple owned 54,754 shares of the Company’s common stock. For three and nine months ended September 30, 2020, the Company recorded distributions in the amount of $9,582 and $28,399, respectively, to Mr. Maple in connection with his ownership of shares of the Company’s common stock. For the three and nine months ended September 30, 2019, the Company recorded distributions in the amount of $9,409 and $28,226, respectively, to Mr. Maple in connection with his ownership of shares of the Company’s common stock. As of September 30, 2020, Norman Leslie owned 54,754 shares of the Company’s common stock. For three and nine months ended September 30, 2020, the Company recorded distributions in the amount of $9,582 and $28,399, respectively, to Mr. Leslie in connection with his ownership of shares of the Company’s common stock. For the three and nine months ended September 30, 2019, the Company recorded distributions in the amount of $9,409 and $28,226, respectively, to Mr. Leslie in connection with his ownership of shares of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. Corey Maple, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama and Southaven, Mississippi, which had original loan amounts of $9.6 million and $13.5 million, respectively, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Norman Leslie, is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. Mr. Maple and Mr. Leslie are also guarantors of the Company’s $3.0 million line of credit, each in the amount of $1.2 million. For the three and nine months ended September 30, 2020, the Company incurred $80,665 and $230,362 of loan guarantee fees, respectively. As of September 30, 2020, there were $230,362 of loan guarantee fees outstanding and payable. No guarantee fees were assessed for the nine months ended September 30, 2019, and no guarantee fees were outstanding and payable at December 31, 2019.

NHS, LLC dba National Hospitality Services (“NHS”)—NHS, which is wholly-owned by Norman Leslie, provides property management and hotel operations management services for several of the Company’s hotel properties, pursuant to individual management agreements. The agreements have an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms.

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

Fees and reimbursements incurred and payable to NHS for the three and nine months ended September 30, 2020 and 2019, and amounts outstanding and payable as of September 30, 2020 and December 31, 2019, were as follows:

	Incurred		Incurred		Payable as of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Fees:
Management fees	$130,649	$136,971	$347,689	$230,647	$50,739	$30,024
Administrative fees	20,242	31,493	54,092	47,169	7,631	4,617
Accounting fees	25,494	17,052	76,472	31,948	9,775	4,303
	$176,385	$185,516	$478,253	$309,764	$68,145	$38,944

Reimbursements	$77,496	$90,823	$213,995	$137,436	$12,009	$8,572

One Rep Construction, LLC (“One Rep”)—Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. David Ekman is a member of the Company’s board of directors. One Rep, is a construction management company which provides construction oversight, project management, and other related services to the Company, pursuant to individual construction management agreements. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. Fees and reimbursements incurred and payable to One Rep for the three and nine months ended September 30, 2020 and 2019, and amounts outstanding and payable as of September 30, 2020 and December 31, 2019, were as follows:

	Incurred		Incurred		Payable as of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Fees:
Construction Management fees	$13,268	$—	$40,544	$—	$1,847	$—

Reimbursements	$49,884	$2,162	$79,409	$2,162	$8,627	$18,500

8.    MANAGEMENT AND FRANCHISE AGREEMENTS

As of September 30, 2020, six of the hotel properties owned by the Company were subject to a property management agreement with NHS, as discussed in Note 7. The Pineville Property is managed on a day-to-day basis by Beacon IMG, Inc. (“Beacon”), pursuant to a sub-management agreement. The Southaven Property is managed by Vista Host, Inc. (“Vista Host”), pursuant to a property management agreement with an initial term expiring on February 21, 2025, which will automatically renew for two successive 5-year periods unless terminated earlier in accordance with its terms. Vista Host earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties equal to 3% of gross revenue. Vista Host may also earn an incentive management fee if certain year-over-year operational metrics are achieved. The Company reimburses Vista Host for certain costs of operating the properties incurred on behalf of the Company. All reimbursements are paid to Vista Host at cost.

As of September 30, 2020, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company also paid an initial fee of $50,000 to $175,000, depending on the property and franchise, at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors. For the three months ended March 31, 2020, the board of directors declared a cash distribution at a daily rate of $0.00191781 per share of common stock to the stockholders of record on each calendar day within the quarter. For the three months ended June 30, 2020, the board of directors declared a distribution, payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share, at a daily rate of $0.00191781 per share of common stock to the stockholders of record on each calendar day within the quarter. On July 24, 2020, the Company paid distributions of $0.4 million, declared for daily record dates for each day in the period from March 1, 2020, through March 31, 2020, which included $0.2 million of distributions paid pursuant to the DRIP. On July 31, 2020, the Company issued $1.2 million in shares of common stock, consisting of 131,267 shares of common stock, as a stock distribution declared for daily record dates in the period from April 1, 2020 through June 30, 2020. All of such shares were issued through the DRIP. For the three months ended September 30, 2020, the board of directors declared a distribution, payable to each stockholder, to be paid 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share, at a daily rate of $0.00191781 per share of common stock to the stockholders of record on each calendar day within the quarter. For the nine months ended September 30, 2019, the board of directors declared a cash distribution at a daily rate of $0.00191781 per share of common stock to the stockholders of record on each calendar day within each respective calendar quarter.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan. As of September 30, 2020, the Company had $232,618 available for eligible repurchases, after taking into account the accrued repurchases of $474,515 for repurchase requests received during the month of September 2020.

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

Interval Share Offering

The Company is offering up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share. As of September 30, 2020, the Company had not issued or sold any shares of Interval Common Stock.

Non-Controlling Interest – Series GO LP Units

Distributions

The holders of Series GO LP Units will not receive any distributions from the Operating Partnership until after they have held their Series GO LP Units for a period of 18 months. Thereafter, the Series GO Limited Partners will receive the same distributions payable to the holders of the Common LP Units and GP Units (together with the Series GO LP Units and Interval Units, the “Participating Partnership Units”), other than with respect to proceeds received upon the sale or exchange of a property which are not reinvested in additional properties.

Upon the sale of all or substantially all of the GP Units held by LF REIT III or any sale, exchange or merger of LF REIT III or the Operating Partnership (each, a “Termination Event”), or with respect to proceeds received upon the sale or exchange of a property which are not reinvested in additional properties, distributions will be made between the Series GO LP Units and the other Participating Partnership Units as follows: (i) first, to the Participating Partnership Units in proportion to their Partnership Units until the GP Units (the Common LP Units and the Interval Units) have received 70% of their original capital contributions (determined on a grossed-up basis) reduced by any prior distributions received in connection with the sale of a property in which the sale proceeds are not reinvested in additional properties; (ii) second, to the Participating Partnership Units in proportion to their Partnership Units until each Participating Partnership Unit has received a Participating Amount ($1.00 for any period after December 31, 2020, $2.00 for any period after December 31, 2021 and $3.00 for any period after December 31, 2022, determined as a singular determination and not a cumulative determination); (iii) third, to the Participating Partnership Units (other than the Series GO LP Units) in proportion to their Partnership Units until the GP Units have received any remaining unreturned original capital contributions; (iv) fourth, to the Series GO Limited Partners in proportion to their Series GO LP Units until the amount distributed to the Series GO Limited Partners per Series GO LP Unit is equal to the amount distributed to the Participating Partnership Units per Participating Partnership Unit (other than the Series GO Limited Partners) pursuant to (iii); and (v) thereafter, to the Participating Partnership Units in proportion to their Participating Partnership Units.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the OP, to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of September 30, 2020, the Company had issued and sold 246,621 Series GO LP Units and received aggregate proceeds of $1.7 million.

10.  COMMITMENTS AND CONTINGENCIES

Impact of COVID-19 — As further discussed in Note 2, the full extent of the impact of COVID-19 on the U.S. and world economies generally, and the Company’s business in particular, is uncertain. As of September 30, 2020, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Legal Matters — From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations, cash flows or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

Property Acquisitions — The seller of the Pineville Property, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. Further, if the Company sells the Pineville Property or terminates the sub-management agreement with Beacon, an affiliate of the seller, without cause prior to March 31, 2021, the Company will be required to pay liquidated damages of at least $1.0 million unless the seller elects to receive the additional consideration described above. As of September 30, 2020, no additional consideration had paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

In November 2019, the Company entered into a purchase agreement, to acquire 3 hotel properties in Pennsylvania, from a third party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement. The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers seek the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit. The lawsuit is in an early stage and the likelihood of any material loss in connection with the case cannot be determined at this time. As a result, no amount was recorded related to this matter as of September 30, 2020, the Earnest Money remained in escrow and is included in restricted cash on the accompanying consolidated balance sheets.

In September 2020, the Company entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the owner of a hotel property in Aurora, Colorado, agreed to contribute the property to the Operating Partnership. The aggregate consideration for the hotel property is $33.1 million plus closing costs, subject to adjustment as provided in the Contribution Agreement. The consideration consists of the assumption by the Operating Partnership of $19.5 million in existing debt secured by the hotel property, the issuance by the Operating Partnership of $12.2 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of $1.5 million in cash. As required by the Contribution Agreement, the Company has deposited $250,000 into escrow as earnest money pending the closing or termination of the Contribution Agreement, and is currently in the due diligence period, as described in the Contribution Agreement, continuing to evaluate the potential property contribution. Except in certain circumstances described in the Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Contribution Agreement, it will forfeit the earnest money.

11. SUBSEQUENT EVENTS

Distributions Paid

On October 13, 2020, the Company paid distributions totaling $1.3 million, consisting of $0.2 million in cash distributions and $1.1 million of distributions paid in shares of common stock issued through the DRIP, for daily record dates in the period from July 1, 2020 through September 30, 2020.

Share Repurchases

On October 21, 2020, the Company repurchased 51,578 shares of common stock for $474,515, per the terms of the share repurchase plan, related to repurchase requests received during the month of September 2020.

Status of the GO Unit Offering

As of November 12, 2020, the Company’s GO Unit Offering remained open for new investment, and since the inception of the offering the Company had issued and sold 492,702 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $3.4 million.

Status of the Offering

As of November 12, 2020, the Company’s private offering of common stock remained open for new investment, and since the inception of the offering the Company had issued and sold 7,659,235 shares of common stock, including 392,812 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $75.1 million.

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

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

●	The COVID-19 pandemic and the measures taken by government authorities to contain the COVID-19 outbreak or to treat its impact, including restrictions on travel, imposition of quarantines, stay-at-home orders and restrictions on businesses, have had a negative impact on the U.S. and world economies and business activities. The extent to which the COVID-19 pandemic adversely affects our results of operations, returns and profitability, as well as our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, actions taken to contain the COVID-19 outbreak or to mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others;
●	Adverse economic, business or real estate developments in our markets may adversely affect our financial performance and the value of our properties and may limit our ability to pay distributions to our stockholders;

●	We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders;
●	If we are unable to raise substantial funds in our securities offerings, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue;
●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which puts those properties at risk of forfeiture if we are unable to repay such debts, refinance or extend maturing mortgage loans, or if we breach any covenants in such loan documents and do not obtain a waiver from the applicable

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

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, each as filed with the Securities and Exchange Commission (the “SEC”).

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

On June 1, 2018, we commenced an offering (the “Offering”) of up to 10,000,000 shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2021, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. As of September 30, 2020, we had issued and sold 7,509,854 shares of common stock, including 281,857 shares attributable to our dividend reinvestment plan (the “DRIP”), and received aggregate proceeds of $73.7 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $61.4 million. No public market exists for the shares of our common stock and none is expected to develop.

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of September 30, 2020, we had not issued or sold any shares of Interval Common Stock.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of September 30, 2020, the Operating Partnership had issued and sold 246,621 Series GO LP Units, and received aggregate proceeds of $1.7 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $1.5 million.

Market Outlook

The hospitality industry is closely related to the U.S. general economic cycle because business and leisure travelers are directly affected by economic conditions that drive demand. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak continues to evolve, and as cases of COVID-19 have continued to be identified in additional countries, there have been international mandates and mandates in the United States from federal, state and local authorities instituting quarantines and stay-at-home orders, closing schools, and instituting restrictions on travel and/or limiting operations of non-essential offices and retail centers. Such actions are increasing rates of unemployment and adversely impacting many industries, with the travel and hospitality industries being particularly adversely affected. The hospitality industry is experiencing a sharp decline in travel demand due to the impact of the COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus. While we have seen improving demand at some of our properties as states and cities across the United States have loosened stay-at-home restrictions, we expect any recovery to occur unevenly across our portfolio. Some of our properties are located in states currently experiencing surges in new cases and hospitalizations, which have resulted, and may continue to result, in renewed government mandates and stay-at-home orders. All of the markets in which our properties are located are subject to some form of restrictions on business operations. As a result of these mandatory restrictions as well as voluntary shutdowns, self-quarantines or actual viral health issues, we initially experienced a substantial number of cancellations, and have experienced and continue to experience a reduction in bookings for hotel rooms. The outbreak could have a continued adverse impact on economic and market conditions and could trigger a continued slowdown in leisure and business travel, which is adversely impacting the travel and hospitality industries.

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments which are highly uncertain and cannot be predicted with confidence, including, among other factors, the duration, severity and spread of the outbreak and potential for its recurrence, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the slowdown in leisure and business travel. In addition, if in the future there is a pandemic, epidemic or outbreak of another highly infectious or contagious disease or other health concern affecting states or regions in which we operate, we and our properties may be subject to similar risks and uncertainties as posed by COVID-19. For additional discussion with respect to the potential impact of the COVID-19 pandemic on our liquidity and capital resources and results of operations, see “Liquidity and Capital Resources-Outlook” and “Results of Operations-Outlook” below.

Liquidity and Capital Resources

Overview

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2021, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2020, we had raised approximately $73.7 million in gross offering proceeds from the sale of shares of our common stock in the Offering, and $1.7 million in gross offering proceeds from the sale of Series GO LP Units in the GO Unit Offering. The pace of capital raised in our Offering has slowed over the past several months compared to historical amounts since inception of the Offering. However, the decrease in capital raise in our Offering has been partially offset by capital raised through our GO Unit Offering, which commenced in June 2020. We cannot predict whether and when such Offering proceeds will return to pre-pandemic levels. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of September 30, 2020, we owned seven properties. We acquired these investments with the proceeds from the sale of our common stock in the Offering and debt financing. Operating cash needs during the three and nine months ended September 30, 2020 were met through a combination of cash flow generated by these real estate investments and with proceeds from our Offering.

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

We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of September 30, 2020, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 62%.

In addition to making investments in accordance with our investment objectives, we expect to use capital resources to make certain payments to the Advisor and its affiliates, NHS and One Rep. These payments include the various fees and reimbursements to be paid to the Advisor and its affiliates in connection with the selection, acquisition and management of Projects, as well as reimbursement of certain organization and other offering expenses described below. The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any property improvement plan (“PIP”) at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor will also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing, and a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, and real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B Limited Partnership Unit (“Series B LP Unit”) holders) have received a 6% cumulative, but not compounded, return per annum. Per the terms of the Operating Partnership’s operating agreement, the Advisor receives distributions from the Operating Partnership in connection with their ownership of non-voting Series B LP Units. The Advisor’s ownership of Series B LP Units is presented as a non-controlling interest on the accompanying consolidated financial statements.

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

Debt

Lines of Credit

On August 22, 2018, we entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. As of September 30, 2020 and December 31, 2019, the interest rate was 5.00% and 5.75%, respectively. As of September 30, 2020, there was no outstanding balance on the line of credit. The line of credit requires monthly payments of interest only, with all principal due at maturity on November 22, 2020. The line of credit is partially guaranteed by each of Corey Maple and Norman Leslie, as the members of the Advisor, each in the amount of $1.2 million.

On February 10, 2020, we entered into a $5.0 million revolving line of credit. The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of September 30, 2020. The line of credit is secured by our Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 limited partnership units of the Operating Partnership. The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple, our Chief Executive Officer. As of September 30, 2020, there was no outstanding balance on the line of credit.

Mortgage Debt

As of September 30, 2020, we had $64.6 million in outstanding mortgage debt secured by seven properties, with maturity dates ranging from June 2024 to April 2029, with fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.54%. The original terms of the loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of September 30, 2020certain mortgage debt was guaranteed by the members of the Advisor.

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

On August 14, 2020, the Prattville Loan was amended (the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust other terms of the Prattville Loan. The Prattville Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Prattville Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of September 30, 2020, the borrower subsidiary entities had cash balances in the amount of $698,930, which is included in cash and cash equivalents on the accompanying consolidated balance sheets.

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

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan. The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of

September 30, 2020, the borrower subsidiary entities had cash in the amount of $1,055,980, which is included in cash and cash equivalents on the accompanying consolidated balance sheets.

Paycheck Protection Program (“PPP”) Loans

In April 2020, we entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed in March 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of each PPP loan is 2 years, which may be extended to 5 years at our election. The interest rate on each PPP loan is 1.0% per annum, which shall be deferred for a period of time. After the initial deferral period, each loan requires monthly payments of principal and interest until maturity with respect to any portion of such PPP loan which is not forgiven as described below.  The initial deferral period ends at either i) the date the SBA remits the borrower’s loan forgiveness amount, or ii) if we have not applied for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Our covered period ended September 25, 2020, for two of its PPP loans and ended October 2, 2020, for four of its PPP loans. We are permitted to prepay each PPP loan at any time with no prepayment penalties.   Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. As of September 30, 2020, the outstanding balance of the PPP Loans was $763,100, and we had not applied for any forgiveness, but we intend to do so. We are currently in our initial deferral period and will not be required to start making payments until we apply for forgiveness.

Property Under Contract

As of the date of this filing, we had one hotel property located in Aurora, Colorado under contract for an aggregate consideration of approximately $33.1 million. The consideration consists of the assumption by the Operating Partnership of $19.5 million in existing debt secured by the hotel property, the issuance by the Operating Partnership of $12.2 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of $1.5 million in cash. We are still conducting our diligence review with respect to the property. This pending acquisition is subject to our completion of satisfactory due diligence and other closing conditions, including the Operating Partnership’s assumption of the existing debt secured by such property on terms acceptable to the Operating Partnership. There can be no assurance that we will complete this pending property contribution on the contemplated terms, or at all.

Outlook

We are closely monitoring the impact of the COVID-19 pandemic on our business and continue to assess the situation at our properties and operations on a daily basis. Each of our hotels remains open for business. However, as a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we have experienced a reduction in bookings for hotel rooms which has negatively affected our occupancy levels and could materially and adversely affect the financial performance and value of our hotels.  All of the markets in which our properties are located have been subject to some level of restrictions on business operations. While we have seen improving demand at some of our properties as states and cities across the United States have loosened stay-at-home restrictions, we expect any recovery to occur unevenly across our portfolio. Some of our properties are located in states currently experiencing a surge in new cases and hospitalizations, which have resulted, and may continue to result, in renewed government mandates and stay-at-home orders. We expect that the reduction in hotel demand as a result of the COVID-19 pandemic will continue to put pressure on our occupancy levels, ADR and RevPAR, which will negatively impact cash flows from operations. Our fourth quarter of 2020 financial results are expected to be negatively impacted by such reduced demand. Even after travel advisories and restrictions are modified or lifted, demand for hotels may remain weak for a significant length of time, which may be a function of continued concerns over safety, unwillingness to travel, and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our hotel properties will return to pre-outbreak levels of occupancy and pricing.

We have taken several measures intended to help maintain financial flexibility including implementing cost cutting measures where possible. The Company has implemented expense reduction efforts at all properties, including reductions in headcount, and reduced or deferred planned maintenance or capital expenditures as deemed appropriate. During the nine months ended September 30, 2020 we entered into a new $5.0 million line of credit, of which the full $5.0 million was available as of the date of this filing. In April 2020, we obtained loans totaling $0.8 million under the Paycheck Protection Program (the “PPP”) to help pay for payroll costs, mortgage interest, rent or utility costs related to six of our hotel properties. In addition, we amended the mortgage loans secured by two of our hotel properties to extend the maturity date of such loans by six months and to defer the requirement to pay principal and interest until October 1, 2020. We also entered into forbearance agreements in connection with mortgage loans secured by two of our hotel properties, pursuant to which the lenders agreed to forbear from exercising any available rights and remedies under such loans arising from the failure to make interest payments during the period beginning May 1, 2020 through and including July 31, 2020. We have further amended mortgage loans secured by two of our hotel properties to waive the required financial covenants through December 31, 2020 and to adjust certain financial covenants, put into place certain liquidity requirements and restrictions on capital expenditures, related party payments, and cash distributions, as well as extend certain PIP completion deadlines with respect to two of the mortgage loans. See “Liquidity and Capital Resources – Debt” for more details regarding these measures. We have also expanded our Offering to include the offering of up to $30,000,000 of Interval Common Stock, and the Operating Partnership commenced a private offering of up to $20,000,000 of Series GO LP Units.

To maintain cash reserves, we determined that it is in the best interests of the Company to declare distributions quarterly, if at all, beginning in the second quarter of 2020. Further, the distributions declared for the second and third quarters of 2020 were declared and paid in stock, in part or in whole, pursuant to the DRIP.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(598,976)	$(1,753,433)
Net cash used in investing activities	(28,243,638)	(34,356,389)
Net cash provided by financing activities	24,391,246	46,573,866
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,451,368)	$10,464,044

Cash Flows Used In Operating Activities

As of September 30, 2020, we owned seven hotel properties. During the nine months ended September 30, 2020 and 2019, net cash used in operating activities was $0.6 million and $1.8 million, respectively. Our cash flows used in operating activities generally consist of the net cash generated by or used in our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See “Liquidity and Capital Resources–Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business. See "- Results of Operations" for further discussion of our operating results for the nine months ended September 30, 2020 and 2019.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $28.2 million for the nine months ended September 30, 2020 and primarily consisted of $27.2 million used for the acquisition of two hotel properties. Net cash used in investing activities was $34.4 million for the nine months ended September 30, 2019 and primarily consisted of $34.3 million used for the acquisition of three hotel properties.

Cash Flows Provided By Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $24.4 million and consisted primarily of the following:

●	$11.9 million of net cash provided by offering proceeds, net of payments of commissions and other offering costs of $2.6 million;
●	$13.5 million of net cash provided by debt financing as a result of proceeds from debt financing of $20.8 million, partially offset by principal payments on debt of $6.7 million and payments of financing costs of $0.7 million;
●	$0.9 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.8 million;
●	and $0.1 million paid for share redemptions.

During the nine months ended September 30, 2019, net cash provided by financing activities was $46.6 million and consisted primarily of the following:

●	$29.2 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other offering costs of $5.2 million;
●	$18.2 million of net cash provided by debt financing as a result of proceeds from debt financing of $24.8 million, partially offset by principal payments on debt of $5.8 million and payments of financing costs of $0.8 million;
●	and $0.8 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.6 million.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first, second and third quarter of 2020 and during each quarter of 2019:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)(4)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2020	$1,204,910	$0.175	$691,604	$418,286	$1,109,890	$(1,141,973)
Second Quarter 2020	1,313,186	0.175	—	—	—	(349,329)
Third Quarter 2020	1,368,309	0.175	213,784	1,410,688	1,624,472	892,326
	$3,886,405	$0.525	$905,388	$1,828,974	$2,734,362	$(598,976)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Used in
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2019	$280,080	$0.175	$98,912	$115,475	$214,387	$(1,215,000)
Second Quarter 2019	505,418	0.175	256,191	191,395	447,586	(316,321)
Third Quarter 2019	745,048	0.175	422,533	266,527	689,060	(222,112)
Fourth Quarter 2019	994,364	0.175	718,930	225,736	944,666	(1,914,370)
	$2,524,910	$0.700	$1,496,566	$799,133	$2,295,699	$(3,667,803)

(1)	Distributions for the periods from January 1, 2019 through March 31, 2020 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from April 1, 2020 through June 30, 2020 were based on daily record dates and were calculated based on stockholders of record each day during the period at a rate of $0.00191781 per share per day, payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from July 1, 2020 through September 30, 2020 were based on daily record dates and were calculated based on stockholders of record each day during the period at a rate of $0.00191781 per share per day, payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2019 through February 29, 2020 were paid on a monthly basis, generally on or about the tenth day of the month following the record date of a given month.
(4)	Distributions for the period from March 1, 2020 through March 31, 2020, and April 1, 2020 through June 30, 2020 were paid in July 2020.

For the nine months ended September 30, 2020, we paid aggregate distributions of $2.7 million, including $0.9 million of distributions paid in cash and $1.8 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the nine months ended September 30, 2020 was $4.2 million. Net cash flow used in operations for the nine months ended September 30, 2020 was $1.4 million.

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

Results of Operations

Outlook

Our results of operations for the three and nine months ended September 30, 2020 and 2019 are not indicative of those expected in future periods, as we were actively raising capital through our securities offerings and acquiring hotel properties during both of these periods, and as of September 30, 2020, had only owned four of our seven properties for a full 12 month operating cycle.

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

Comparison of the three months ended September 30, 2020 versus the three months ended September 30, 2019

Revenue

Room revenues totaled $4.2 million and $3.4 million for the three months ended September 30, 2020 and 2019, respectively. Other revenue, which consists of revenues from other hotel services, was $57,831 and $19,492 for the three months ended September 30, 2020 and 2019, respectively. Hotel occupancy, ADR, and RevPAR were 67.09%, $97.19, and $65.21, respectively, for the three months ended September 30, 2020. Hotel occupancy, ADR, and RevPAR were 75.25%, $114.03, and $85.81, respectively, for the three months ended September 30, 2019. See “Liquidity and Capital Resources–Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business.

Property Operations Expenses

Property operations expenses were $1.5 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively. These property operations expenses consisted primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties.

General and Administrative Expenses

General and administrative expenses were $1.0 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively. These general and administrative expenses consisted primarily of administrative personnel costs, rent, and the cost of office supplies and equipment.

Sales and Marketing Expenses

Sales and marketing expenses were $0.3 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. These sales and marketing expenses consisted primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs.

Franchise Fees

Franchise fees were $0.3 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs.

Management Fees

Management fees were $0.4 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties.

Acquisition Expenses

Acquisition expenses were $44,154 and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions.

Depreciation

Depreciation expense was $0.9 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively.

Interest Expense

Interest expense was $0.8 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Comparison of the nine months ended September 30, 2020 versus the nine months ended September 30, 2019

Revenue

Room revenues totaled $10.6 million and $5.7 million for the nine months ended September 30, 2020 and 2019, respectively. Other revenue, which consists of revenues from other hotel services, was $162,450 and $29,697 for the nine months ended September 30, 2020 and 2019, respectively. Hotel occupancy, ADR, and RevPAR were 56.90%, $98.95, and $56.30, respectively, for the nine months ended September 30, 2020. Hotel occupancy, ADR, and RevPAR were 74.63%, $114.51, and $85.46, respectively, for the nine months ended September 30, 2019. See “Liquidity and Capital Resources–Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business.

Property Operations Expenses

Property operations expenses were $4.2 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively. These property operations expenses consisted primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties.

General and Administrative Expenses

General and administrative expenses were $3.5 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively. These general and administrative expenses consisted primarily of administrative personnel costs, rent, and the cost of office supplies and equipment.

Sales and Marketing Expenses

Sales and marketing expenses were $0.9 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. These sales and marketing expenses consisted primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs.

Franchise Fees

Franchise fees were $0.9 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs.

Management Fees

Management fees were $1.2 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties.

Acquisition Expenses

Acquisition expenses were $0.4 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisitions that are attributable to specific property acquisitions.

Depreciation

Depreciation expense was $2.6 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Interest Expense

Interest expense was $2.4 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our securities offerings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

As of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Paid

On October 13, 2020, the Company paid distributions totaling $1.3 million, consisting of $0.2 million in cash distributions and $1.1 million of distributions paid in shares of common stock issued through the DRIP, for daily record dates in the period from July 1, 2020 through September 30, 2020.

Share Repurchases

On October 21, 2020, the Company repurchased 51,578 shares of common stock for $474,515, per the terms of the share repurchase plan, related to repurchase requests received during the month of September 2020.

Litigation

On October 27, 2020, the PA Sellers, as described herein, filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement, related to our potential acquisition of three hotel properties in Pennsylvania. The PA Sellers seek the full amount of the earnest money currently on deposit, $1.5 million, and recovery of fees and expenses incurred in bringing the lawsuit. We intend to defend the action vigorously.

Chief Financial Officer

On October 29, 2020, Ms. Katie Cox tendered her resignation, effective October 30, 2020, as Chief Financial Officer of the Company, to pursue other business opportunities.  In order to assist the Company in the transition of her duties, Ms. Cox has agreed to assist the Company, and the Advisor and its affiliates as necessary through November 15, 2020. On October 30, 2020, the board of directors appointed Samuel C. Montgomery as the Company’s new Chief Financial Officer, effective immediately.

Status of the GO Unit Offering

As of November 12, 2020, the Company’s GO Unit Offering remained open for new investment, and since the inception of the offering the Company had issued and sold 492,702 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $3.4 million.

Status of the Offering

As of November 12, 2020, the Company’s private offering of common stock remained open for new investment, and since the inception of the offering the Company had issued and sold 7,659,235 shares of common stock, including 392,812 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $75.1 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, the Company was not subject to any material legal proceedings nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company by any governmental authorities.

See Note 10 “Commitments and Contingencies” to the consolidated financial statements included in Part I, Item 1 herein for a discussion of litigation filed subsequent to September 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 1, 2018, we commenced a private placement offering of up to $100,000,000 in shares of our common stock. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share. During the three months ended September 30, 2020, we sold and issued 305,360 shares of common stock in the private offering, including 148,494 shares issued pursuant to the DRIP, resulting in gross offering proceeds of $2.9 million. During the three months ended September 30, 2020, aggregate selling commissions of $117,628 and marketing and diligence allowances and other wholesale selling costs and expenses of $176,816 were paid in connection with the private offering.

On June 15, 2020, we commenced a private placement offering of limited partnership units in our Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of the Company, as the General Partner of the Operating Partnership, (the “GO Unit Offering”). The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO LP Units (a “Series GO Limited Partner”) will have the right to exchange its Series GO LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange. The exchange right is not available until all of the following have occurred (the “Exchange Date”):  (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO Limited Partner has held its Series GO LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the three months ended September 30, 2020, we sold and issued 246,621 Series GO LP Units in the GO Unit Offering, resulting in gross proceeds of $1.7 million. During the three months ended September 30, 2020, aggregate selling commissions of $125,765 and marketing and diligence allowances and other wholesale selling costs and expenses of $50,583 were paid in connection with the offering.

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

Shares Repurchased

During the nine months ended September 30, 2020, we repurchased shares of our common stock in the amounts below. In addition to these amounts, we received requests to repurchase 51,578 shares of common stock in the month of September, which were subsequently repurchased in October 2020 in accordance with the terms of our share repurchase plan with an average price paid per share of $9.20. During the nine months ended September 30, 2020, we funded repurchases under our share repurchase plan with the net proceeds from our dividend reinvestment plan.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2020	10,000	$9.20	(1)
February 2020	—	$—	(1)
March 2020	—	$—	(1)
Total	10,000
April 2020	—	$—	(1)
May 2020	—	$—	(1)
June 2020	—	$—	(1)
Total	—
July 2020	—	$—	(1)
August 2020	—	$—	(1)
September 2020	—	$-	(1)
Total	—
Nine Months Ended September 30, 2020	10,000

(1)

We limit the dollar value of shares that may be repurchased under the plan as described above. One of these limitations is that during each calendar year, our share repurchase plan limits the number of shares we may repurchase to those that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the repurchase of shares upon ten business days’ notice to our stockholders. Based on the repurchase limits described above, as of September 30, 2020, there was $707,133 available for eligible purchases for the remainder of 2020. Of this amount, $474,515 was used in October 2020 to fund the repurchase of 51,578 shares to satisfy repurchase requests received in September 2020, leaving $232,618 available for eligible purchases after these October 2020 repurchases.

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

10.1

Eighth Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of July 15, 2020 (incorporated by reference to Exhibit 10.16 To the Company’s Quarterly Report on Form 10-Q filed August 14, 2020)

10.2 *	First Amendment to Management Agreement, dated as of August 14, 2020, by and among the Company, LF3 Prattville TRS, LLC and NHS LLC dba National Hospitality Services

10.3 *	Amended and Restated Term Loan Note issued to Wells Fargo Bank, National Association, relating to the Southaven Property, dated as of August 14, 2020

10.4 *	First Amendment to Loan Agreement with Wells Fargo Bank, National Association, relating to the Southaven Property, dated as of August 14, 2020

10.5 *	First Amendment to Guaranty between Corey R. Maple and Wells Fargo Bank, National Association, relating to the Southaven Property, dated as of August 14, 2020

10.6 *	Amended and Restated Term Loan Note issued to Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020

10.7 *	First Amendment to Loan Agreement with Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020

10.8 *	First Amendment to Guaranty between Corey R. Maple and Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020

10.9 *	Contribution Agreement, dated as of September 1, 2020, by and between Lodging Fund REIT III OP, LP and LN Hospitality Denver, LLC

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Repurchase Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

* Filed herewith.

** Furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGING FUND REIT III, INC.

Date:	November 12, 2020	By:	/s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer and Secretary
(principal executive officer)

Date:	November 12, 2020	By:	/s/ Samuel C. Montgomery
Samuel C. Montgomery
Chief Financial Officer
(principal financial officer)