Form 10-K
period 2020-12-31
Lodging Fund REIT III, Inc.
filed 2021-03-31
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s shares of common stock. On June 1, 2018 the registrant launched its ongoing private offering of its shares of common stock, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were 7,194,494 shares of common stock held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 29, 2021, there were 7,717,167 outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2021.

i

FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “should,” “expect,” “could,” “intend,” “anticipate,” “plan,” “estimate,” “believe,” “potential,” “continue,” “seek” or similar expressions. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below and under the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.  All forward-looking statements should be read in light of the risks identified in “Summary Risk Factors” below and in Part I, Item 1A of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

SUMMARY RISK FACTORS

Our business faces significant risks and uncertainties. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Annual Report on Form 10-K that could materially and adversely affect our business, financial condition, results of operations and cash flows.  This summary highlights certain of the risks that are discussed further in this Annual Report but does not address all of the risks that we face.  You should carefully review and consider the full discussion of our risk factors in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. You should interpret many of the risks identified in this summary and under “Risk Factors” as being heightened as a result of the ongoing and numerous adverse impacts of the novel coronavirus (“COVID-19”) pandemic.

Risks Related to Our Business

●	The COVID-19 pandemic and the measures taken by government authorities to contain the COVID-19 outbreak or to treat its impact, have had a negative impact on the U.S. and world economies and business activities. The extent to which the COVID-19 pandemic adversely affects our results of operations, returns and profitability, as well as our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, the distribution and efficacy of vaccines, continued emergence of new strains of COVID-19, actions taken to contain the COVID-19 outbreak or to mitigate its impact and the direct and indirect economic effects of the COVID pandemic. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, our company and our properties may be subject to similar risks as posed by COVID-19.
●	We have a limited operating history and may not be successful at operating a real estate investment trust, or REIT, which may adversely affect our ability to make distributions to our stockholders.
●	Our advisor, Legendary Capital REIT III, LLC (the “Advisor”), its executive officers and other key personnel, the employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor as well as certain of our officers and directors, whose services are essential to the Company, may be involved in other business ventures, and will face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of the Advisor, its executive officers and key personnel, the employees of the Sponsor, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders.

●	We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties for the same or similar services. Such fees may result in conflicts of interest between the Advisor and our stockholders due to the nature of the incentive fees and management fees.
●	We have paid distributions from proceeds from our ongoing private offering described below (the “Offering”) and, to the extent our board of directors declares future distributions, we may continue to fund distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital.
●	If we are unable to raise substantial funds in our securities offerings, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue.
●	We may be unable to identify properties that meet our investment criteria in a timely manner or on acceptable terms, and may be unable to consummate investment opportunities that we identify, which could result in reduced returns or reduce the amount available for distributions to our stockholders.
●	We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders.

●	We face risks related to the timing and outcome of an ongoing regulatory inquiry.

Risks Related to the Lodging Industry and Real Estate Industry

●	Demand for our properties may be affected by various factors, including an over-supply or over-building of hotel properties in our properties’ markets and general economic conditions. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.
●	We may be unable to dispose of our properties on advantageous terms or at all due to various factors, including weakness in our properties’ markets, unavailability of financing, changes in the financial condition of prospective purchasers or changes in general economic conditions, which could reduce our cash flow and limit our ability to make distributions to our stockholders.
●	Adverse economic, business or real estate developments in our markets, as well as low consumer confidence, declines in corporate budgets, and decreases in personal discretionary spending levels, may adversely affect our financial performance and the value of our properties and may limited our ability to pay distributions to our stockholders.
●	The hospitality industry is seasonal in nature. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.
●	We rely on management companies to operate our hotel properties, giving us less control than if we were managing the hotels ourselves. Further, NHS, LLC dba National Hospitality Services (“NHS”), the management company currently directly or indirectly managing six of our existing hotel properties on a day-to-day basis, is an affiliate of Norman H. Leslie, a director and officer of the Company and a principal of the Advisor. This relationship may cause conflicts of interest between the Advisor and our stockholders.

Risks Related to Debt Financing

●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which will put those investments at risk of forfeiture if we are unable to repay such debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders.
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, refinance or extend existing financing, which will depend on debt and capital markets conditions. In addition, we have loans with variable interest rates, and may incur additional variable rate debt in the future. Volatility in these markets could negatively impact such loans. There can be no assurance that we will be able to obtain financing or refinance or extend existing financing on favorable terms, or at all.

Federal Income Tax Risks

●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

PART I

Item 1. Business.

Overview

Lodging Fund REIT III, Inc. was formed on April 9, 2018, as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of limited service, select service and extended stay hotel properties (the “Projects”) located primarily in “America’s Heartland,” which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. On an infrequent and opportunistic basis, we may also originate or acquire high-yield loans secured directly or indirectly by real estate-related assets, which loans will be made to certain qualified third-party borrowers and/or affiliates of our advisor (the “Loans”). We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2018, and we intend to continue to operate in such a manner. Where applicable in this Form 10-K, “we,” “our,” “us,” and “the Company” refers to Lodging Fund REIT III, Inc., Lodging Fund REIT III OP, LP, a Delaware limited partnership and our operating partnership (the “Operating Partnership”), and their subsidiaries except where the context otherwise requires.

We conduct substantially all our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner (the “General Partner”) of the Operating Partnership. We and the Operating Partnership are advised by Legendary Capital REIT III, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement, as amended, under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of the Loans, and is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. The Operating Partnership has issued 1,000 Series B Limited Partnership Units (“Series B LP Units”) to the Advisor as part of its compensation. See Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview” for further details of the compensation to the Advisor.

Our Advisor is wholly-owned by Corey Maple and Norman Leslie. To facilitate our REIT structure, the Operating Partnership formed Lodging Fund REIT III TRS, Inc., a Delaware corporation (“Master TRS”), to act as the “master” taxable REIT subsidiary (“TRS”) entity. When we acquire a Project, the Master TRS forms a separate wholly-owned TRS to act as lessee of the Project (a “TRS Lessee”). That TRS Lessee will enter into a lease agreement with a wholly-owned subsidiary of the Operating Partnership to operate the Project. We have engaged National Hospitality Services (“NHS”) to manage several of the Projects acquired to date; however, we can and may engage third party property management companies. The Pineville Property is currently being managed on a day-to-day basis by Beacon, an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services.

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2022, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum for Offering, the shares offered in the Offering for cash are being offered at an initial price of $10.00 per share, with shares issued pursuant to the DRIP being purchased at an initial price of $9.50 per share. As of December 31, 2020, the Company had issued and sold 7,675,843 shares of common stock, including 392,812 shares attributable to our DRIP, and received aggregate proceeds of $75.3 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $65.9 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of December 31, 2020, we have repurchased 64,190 shares, which represents an original investment of $641,898, including $16,898 of DRIP shares, for $590,547. As of December 31, 2020, $24,032 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets included as part of this Annual Report on Form 10-K. See Part II Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Plan”.

Interval Share Offering

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering.  The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Interval Share Offering will continue until the earlier of (i) the date when $30,000,000 (or $60,000,000 if approved by our board of directors) is sold, (ii) March 31, 2021, unless extended to March 31, 2022 by our board of directors in their sole discretion, or (iii) a decision by the Company to terminate the Interval Share Offering.  In March 2021, our board of directors extended the term of the Interval Share Offering to March 31, 2022. For each share of Interval Common Stock purchased pursuant to the private offering, the Company, as the general partner of the Operating Partnership, will acquire one Interval Unit. Distributions made to holders of the Interval Units will be 86% of the distributions made to the other Participating Partnership Unit holders. Interval Unit holders have the same voting rights as the holders of Common Limited Units and Common General Units. As of December 31, 2020, the Company had not issued or sold any shares of Interval Common Stock.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of its limited partnership units, designated as Series Growth & Opportunity Limited Units (“Series GO LP Units”), with a maximum offering of $20,000,000, which may be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership, (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units are being offered until the earlier of

(i) the sale of $20,000,000 in Series GO LP Units (which may be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2021, which date may be extended until June 14, 2022 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. In March 2021, our board of directors extended the term of the GO Unit Offering to June 14, 2022. As of December 31, 2020, the Operating Partnership had issued and sold 654,868 Series GO LP Units and received aggregate proceeds of $4.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $4.0 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that will be equal to or less than those applicable to the Common Limited Units. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units. The Series T LP Units will be converted into Common Limited Units beginning 36 months after their issuance and will automatically convert into Common Limited Units upon a Termination Event as described in the Partnership Agreement of the Operating Partnership. As of December 31, 2020, the Company had not issued any Series T LP Units.

Impact of COVID-19:

During the first quarter of 2020, a global outbreak of a novel coronavirus (“COVID-19”) was identified and has since spread to nearly every country and territory, including every state in the United States. COVID-19 has had an unprecedented impact on the hospitality industry. As the virus spread and governments implemented restrictions to contain it, we experienced a sharp decline in travel demand at our hotel properties. All seven of our hotel properties remained open from the onset of the pandemic, however, due to mandatory restrictions and voluntary shutdowns, self-quarantines or actual viral health issues, we initially experienced a substantial number of cancellations, and have experienced and continue to experience a reduction in bookings for hotel rooms. According to our hotel property Smith Travel Research (“STR”) repost, in April 2020, the year-over-year (“YoY”) change in RevPAR for our portfolio declined to a low of negative seventy-five percent (75%) compared to the prior year period, ranging from negative fifty-four percent (54%) to negative ninety-four percent (94%) per property. While we have seen improving demand at all of our hotel properties as states and cities across the United States have loosened stay-at-home restrictions, we expect any recovery to occur unevenly across our portfolio as COVID-19 continues to constrain recovery and to have a negative impact on demand. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

We have taken significant measures to mitigate the negative financial and operational impacts of COVID-19 on our company. We have made changes to our business and investment strategies that will enhance our liquidity and reduce costs, including payment of distributions in stock, in part or in whole, pursuant to the DRIP, deferring most non-essential capital projects, obtaining waivers under and amendments to our credit agreements. See Part II. Item. 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt”. At the hotel property level, we have worked in association with our franchisors to implement brand level initiatives designed to elevate cleanliness standards and hospitality norms for the health and safety of our guests and associates.

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

Our investment objectives are:

●	to preserve, protect and return investor capital contributions;
●	to pay regular cash distributions; and
●	to realize appreciation in the value of our investments upon the ultimate sale of such investments.

There is no assurance that we will attain these objectives or that there will be any return of capital to investors. Investment results may vary substantially over time and from period to period. Our board of directors may, from time to time, change our investment objectives if it determines it is advisable and in the best interest of our stockholders.

Our Investment Strategy

Real Estate Portfolio

We acquired our first real estate property on November 30, 2018. As of December 31, 2020, our real estate portfolio consisted of seven Projects located in the following cities: Cedar Rapids, Iowa; Pineville, North Carolina; Eagan, Minnesota; Prattville, Alabama, Lubbock, Texas, and Southaven, Mississippi referred to in this Form 10-K as the “Cedar Rapids Property,” the “Pineville Property,” the “Eagan Property,” the “Prattville Property,” the “Lubbock Home2 Property,” the “Lubbock Fairfield Property,” and the “Southaven Property” respectively. See Part I, Item 2 “Properties” for a more detailed description of our real estate portfolio.

Real Estate Investments

We believe there is a significant inventory of hotel properties in our target markets that are of quality construction, in good locations with well-known brands and historical track records that meet our diversified portfolio parameters. We plan to target markets that have been historically strong from a demand and growth perspective. We also plan to focus on hotel properties that we anticipate will require relatively modest necessary capital improvements in the short term. Our intention is to build a diversified portfolio of hotel properties, complete certain property improvements and operate the individual hotel properties with a final goal of selling the entire portfolio in a single transaction.

We expect that the majority of the hotel properties will be midscale hotels that do not provide full-service facilities to guests including the following types of franchised hotel properties:

●	Limited-Service Hotels. Limited-service hotels offer limited facilities and amenities, typically without a full-service restaurant.
●	Select-Service Hotels. Select-service hotels offer the fundamentals of limited-service properties together with a selection of services and amenities characteristic of full-service hotels. Generally, the additional amenities are restaurants and banquet facilities but on a less elaborate scale than one would find at full-service hotels.
●	Extended Stay Hotels. Extended stay hotels typically focus on attracting guests for extended periods. These properties quote weekly rates and blend transient and long-term bookings.

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

We generally will acquire a fee interest in hotel properties directly through special purpose entities which are generally wholly owned subsidiaries of our Operating Partnership. We may also make investments in certain hotel properties through joint ventures with third-party institutions, developers, operators, investors and other third parties as well as with affiliates of the Advisor. Such joint ventures may be leveraged with debt financing or unleveraged. We believe COVID-19 has created an environment favorable for acquisitions using a mechanism known as an Umbrella Partnership REIT (“UPREIT”), whereby the owner of the hotel property desires to exchange its hotel property for limited partnership interests in the Operating Partnership pursuant to an UPREIT contribution agreement. We anticipate that we will purchase hotel properties using the UPREIT model as they generally require less equity investment, while providing tax and other benefits to the property sellers, but we may also enter into purchase and sale agreements with the seller. As of the date of this filing, we acquired one hotel property pursuant to an UPREIT contribution agreement and have three properties under contract pursuant to an UPREIT contribution agreement. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events”.

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

We have obtained and may in the future obtain lines of credit or other financings, secured by one or more of the hotel properties, to provide financing for acquisitions, to fund property improvements and other capital expenditures, to make distributions, and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2020 and 2019, we had a $5.0 million and $3.0 million, respectively, line of credit with Midwest Bank to provide immediate capital to fund acquisitions of the hotel properties. As of December 31, 2020 and 2019, we had no outstanding balance on the line of credit. As of December 31, 2020 and 2019, we had $64.4 million and $41.7 million, respectively, in outstanding mortgage debt secured by seven and five hotel properties, respectively, with maturity dates ranging from June 2024 to April 2029 and fixed interest rates ranging from 3.70% to 5.33%. As of December 31, 2020 and 2019, the weighted-average interest rate was 4.54% and 4.72%, respectively. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt” for additional details.

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

Competition

Our current hotel properties compete with numerous other hotels throughout the United States in addition to alternative lodging. During the COVID-19 pandemic and the anticipated recovery, we believe that the markets in which our hotels are located, the proximity of our hotels to main transportation routes, hotel categories, and brand level enhanced safety protocols will provide a competitive advantage over other hotels.

The hotel business is management and marketing intensive. Our current hotel properties compete with other hotels throughout the United States for high quality management and marketing personnel. We believe that franchisors’ marketing scale and ability to manage group business have improved our hotels’ competitive position. However, there can be no assurance that our hotel properties will be able to continue to attract and retain employees with the requisite managerial and marketing skills.

Additionally, as a REIT, we compete for investment opportunities in the hospitality industry. As we acquire hotel properties to build our portfolio, we are in competition with other potential buyers for the same hotel properties, which may result in an increase in the amount we must pay to acquire a project or may limit the number of projects we are able to acquire. Other potential buyers may include other listed and non-listed REITs or private investors. These potential buyers may have substantially greater financial resources and experience than we do and may be able to accept more risk than we can prudently manage.

At the time we elect to dispose of our Projects, we may be in competition with sellers of similar hotel properties to locate suitable purchasers. This may result in a decrease in the amount we receive on the sale of a Project or may require us to defer the sale and increase our hold period on all or certain Projects.

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

Governmental Regulation

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

Americans with Disabilities Act

Our hotel properties are subject to the Americans with Disabilities Act of 1990, as amended, and applicable regulations promulgated thereunder (the “ADA”).  Under the ADA, “public accommodations” as defined by the ADA must meet certain federal requirements related to access and use by disabled persons.  Although we believe our current hotel properties are in substantial compliance with the ADA, and we intend to acquire hotel properties that are substantially in compliance with the ADA, we may incur additional costs of complying with the ADA at the time of acquisition and from time to time in the future to remain in compliance.  Also, non-compliance with the ADA may result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate.

Industry Segments

Our current business consists of acquiring, managing, investing in and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment and, accordingly, we do not report segment information.

Seasonality

Depending on a hotel property’s location and market, operations for the hotel may be seasonal in nature. This seasonality can be expected to cause fluctuations in our quarterly operating performance. Based on historic trends, for hotels located in non-resort markets, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. Accordingly, excluding any impact from the COVID-19 pandemic, we generally would expect to have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

Internet Address

Our website address is http://www.lodgingfund.com.

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

The offering price for our shares of common stock in the Offering has been determined primarily by our board of directors and bears no relationship to any established criteria of value such as book value or earnings per share, or any combination thereof.  Further, the price of our shares of common stock is not based on our past earnings, nor does that price necessarily reflect current market value for our assets.  We may, but will have no obligation to, determine the estimated net asset value per share (“Share NAV”) of our assets prior to the termination of the Offering.  The ordinary course of our business does not entail the valuation of businesses or securities, and therefore cannot guarantee that our estimation of the Share NAV will be an accurate estimation of our enterprise value.

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

Transfer of your shares is restricted by applicable federal and state securities laws as well as the charter.  The offering of our shares in the Offering has not been registered under federal securities laws or the securities laws of any other state.  Each investor who purchases shares must represent that it is acquiring our shares of common stock for investment and not with a view to distribution or resale and that it understands our shares of common stock are not freely transferable.  You may not sell, offer for sale, or transfer your shares in the absence of either an effective registration statement under the Securities Act and under applicable state securities laws, or an opinion of counsel satisfactory to our legal counsel that such transaction is exempt from registration under the Securities Act and under applicable state securities laws.  These restrictions may make your shares unattractive to prospective purchasers and may reduce the price prospective investors are willing to pay for your shares, even if transfer of these shares is allowed by state and federal securities laws.  Consequently, an investment in our shares of common stock should be considered only as a long-term investment for persons of adequate financial means who do not need liquidity.

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

Our board of directors has the authority under the charter to create and issue additional classes of securities and to designate the rights, preferences and privileges thereof, such as the Interval Common Stock. Our board of directors may in the future create one or more additional classes of securities having rights, preferences and privileges that are superior to and dilutive of our shares of common stock, including additional shares of common stock, preferred stock, warrants and options.  This could reduce the amount of cash available for distribution from our operations and liquidation to our stockholders and increases the risk that our stockholders will not profit from their acquisition of shares or will lose their investment entirely.  Our stockholders do not have any preemptive rights with respect to any equity which the Company may issue in the future.  Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our shares of common stock.

Risks Related to Our Business

The novel coronavirus (COVID-19) and other possible pandemics and similar outbreaks could result in material adverse effects on our business, financial position, results of operations and cash flows.

The outbreak of the COVID-19 virus that has rapidly spread around the world, including every state in the United States, has created considerable instability and disruption in the U.S. and world economies. Substantial uncertainty still surrounds COVID-19 and its effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures and other restrictions on travel, congregation and business operations, have resulted in significant negative impacts in the United States and world economies and in relation to our business. These measures have had a severe impact on the U.S. hospitality industry. The long-term impact of COVID-19 on the U.S. and world economies remains uncertain but is likely to result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted. The extent to which our financial condition, results of operations and overall value will continue to be affected by the COVID-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope, severity and duration of the pandemic, continued emergence of new strains of COVID-19, the distribution and efficacy of vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

As a result of measures taken to limit the impact of COVID-19, self-quarantines or actual viral health issues, we initially experienced a substantial number of cancellations, and have experienced and continue to experience a reduction in bookings for hotel rooms which have negatively affected our occupancy levels and could materially and adversely affect the financial performance and value of our hotels.  While certain states and cities across the United States have loosened stay-at-home restrictions, the ongoing COVID-19 pandemic, including large outbreaks of new COVID-19 cases and surges in hospitalizations in certain regions, have resulted, and may continue to result, in renewed government mandates and stay-at-home orders.  A number of the markets in which our properties are located continue to be subject to some level of restrictions on business operations.  Even after travel advisories and restrictions are modified or lifted, demand for hotels may remain weak for a significant length of time, which may be a function of continued concerns over safety, unwillingness to travel and decreased consumer spending due to economic conditions, including job losses.  We cannot predict if and when the demand for our hotel properties will return to pre-outbreak levels of occupancy and pricing.  The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, have adversely affected, and may continue to adversely affect, our returns and profitability and, as a result, our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties.

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

The global impact of the COVID-19 pandemic continues to evolve, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. As a result, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial condition, results of operations and our ability to pay distributions to our stockholders. Moreover, many risk factors set forth in this Annual

Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, our company and our properties may be subject to similar risks as posed by COVID-19.

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

As of December 31, 2020, we owned a portfolio of seven hotel properties. We have no plans to acquire assets other than hotel properties, which limits the diversification of the type of properties we own. If we do not raise substantial funds in our securities offerings, we will be limited in the number and type of investments we and the Operating Partnership may make, which will result in a less diversified portfolio.  We may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to experience more volatility due to the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase, which may limit our ability to pay distributions to our stockholders. A limited number of hotel properties may place a substantial portion of the funds invested in the same geographical location with the same property-related risks.  In that case, the decline in a particular real estate market could substantially and adversely impact us. In the event of an economic recession affecting the economies of the areas in which the hotel properties are located, a decline in real estate values in general or the occurrence of any one of many other adverse circumstances, including the continuing effects of the COVID-19 pandemic, our financial performance could be materially and adversely affected.

Our business strategy depends significantly on achieving revenue and net income growth from anticipated increases in demand for hotel rooms, which will be adversely affected by weak economic conditions and travel-related concerns.

Our business strategy depends significantly on achieving revenue and net income growth from anticipated improvement in demand for hotel rooms. We cannot, however, provide any assurances that demand for hotel rooms will increase from current levels, or the time or extent of any demand growth that we do experience. If demand does not increase in the near future, or if demand weakens, our operating results and growth prospects could be adversely affected. The lodging industry has historically been closely linked to the performance of the general economy and thus, is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions can result from various events that are beyond our control, including the COVID-19 pandemic, terrorist attacks, travel-related health concerns, travel-related accidents, and unusual weather patterns and natural disasters such as tornados, hurricanes, or earthquakes.

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

We may be unable to raise substantial funds in our securities offerings or to invest the proceeds of our securities offerings in a timely manner or on acceptable terms.

We may be unable to raise substantial funds in our securities offerings, which could limit our ability to acquire a large portfolio of diverse assets. We may be unable to invest the Offering proceeds on acceptable terms, or at all, which could delay stockholders from receiving an appropriate return on their investment and reduce the amount available for distribution to our stockholders.  We cannot assure you that we will be able to identify properties that meet our investment criteria, that we will successfully consummate any investment opportunities we identify or that investments we may make will generate income or cash flow.  Our failure to find suitable hotel properties to acquire in a timely manner or on acceptable terms could result in returns that are substantially below expectations or result in losses.

We face risks related to an ongoing regulatory inquiry.

In December 2020, we received notice that the SEC is conducting an inquiry into our reimbursement of certain expenses to the Advisor and our disclosure of the reimbursement policies and procedures.  We have been and intend to continue cooperating with the inquiry. At this time, we are unable to estimate the cost of complying with the inquiry or its outcome.

However, the inquiry could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to determine that legal violations occurred, we could be required to pay significant civil and/or criminal penalties or other amounts and remedies or conditions could be imposed as part of any resolution. We can provide no assurances as to the outcome of the inquiry.

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

We have entered into, and may continue to enter into, or acquire hotels subject to, management agreements that contain restrictive covenants.  For example, the terms of some management agreements may restrict our ability to sell a hotel property unless, among other conditions, the purchaser is not a competitor of the operator and assumes the related management agreement.  Also, the provisions of a long-term management agreement encumbering a hotel property may reduce the value of such hotel property.  If we enter into or acquire hotel properties subject to any such management agreements, we may be precluded from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense, which could adversely affect our operating results and our ability to make distributions to stockholders.

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

We may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from other sources, including debt financing and proceeds from our Offering.  There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations.  Distributions we paid through December 31, 2020 have been paid from proceeds from our Offering, and we expect that future distributions we may pay will not be made solely from our cash flow from operations. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

We have made, and may from time to time continue to make, distributions to our stockholders in the form of our common stock, which could result in stockholders incurring tax liability without receiving sufficient cash to pay such tax.

We have distributed, and we may in the future distribute, taxable dividends that are payable in cash or common stock.  Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes.  As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.  Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.

We may be subject to various conflicts of interest due to the relationships among the Advisor, the Operating Partnership, NHS, One Rep Construction, LLC (“One Rep”) and their respective affiliates.

We pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided.  These fees were not negotiated at arm’s length and therefore, may be higher than fees payable to unaffiliated third parties. The Advisory Agreement may result in a conflict of interest between the Advisor and our stockholders due to the Advisor’s receipt of certain incentive and management fees related to operating the Company.  For example, the Advisor may earn increased management fees if a hotel property is retained, but it may be advantageous for our stockholders for such hotel property to be sold and the proceeds distributed.  In addition, certain incentive fees are payable to the Advisor upon the sale or acquisition of a hotel property.  This could incentivize the Advisor to acquire or dispose of hotel properties in instances where such acquisitions or dispositions are not in the best interests of our stockholders.  Furthermore, NHS, the management company which operates many of our hotel properties and provides certain due diligence services related to property acquisitions, is an affiliate of Norman H. Leslie who is an officer of the Company and the Advisor. In addition, One Rep, the construction management company which provides construction oversight, project management and other related services, is owned by Corey Maple, Norman H. Leslie and David Ekman.  These relationships may be determined to cause conflicts of interest among the affected parties.

Our current hotel properties include, and our future hotel properties will likely include certain amenities for hotel guests that could increase the potential liabilities at the hotel properties.

Our current hotel properties include, and our future hotel properties will likely include, one or more amenities, such as swimming pools, exercise rooms, laundry facilities, business centers and rentable event rooms.  Certain claims could arise in the event that a personal injury, death or injury to property should occur in, on, or around any of these improvements.  There can be no assurance that particular risks pertaining to these improvements that are insured will continue to be insurable on an economical basis or that current levels of coverage will continue to be available.  If a loss occurs that is partially or completely uninsured, we may lose all or part of our investment in the affected hotel property.  We may also be liable for uninsured or underinsured personal injury, death or property damage claims.  Liability in such cases may be unlimited but stockholders will not be personally liable.

Risks Related to the Lodging Industry

The lodging industry has experienced significant declines and failure of the lodging industry to exhibit improvement may adversely affect our ability to execute our business strategy.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP.  It is also sensitive to business and personal discretionary spending levels.  Declines in corporate budgets and consumer demand due to adverse general economic conditions, including the effects of COVID-19, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of the hotel properties and therefore, the net operating profits of our TRS Lessees.  A substantial part of our business strategy is based on the anticipation that the lodging markets will experience improving economic fundamentals in the future.  We cannot predict the extent to which the lodging industry will improve.  In the event conditions in the industry do not improve, or if they deteriorate, our ability to execute our business strategy would be adversely affected, which could adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.

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

Hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment.  The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses.  These capital improvements may give rise to the following risks:

●	Possible environmental problems;
●	Construction cost overruns and delays;
●	Revenues may be reduced temporarily while rooms are out of service during construction;
●	Possible shortage of available cash to fund capital improvements;
●	Capital improvement financing may not be available on attractive terms;
●	Market demand uncertainties or a loss of market demand after capital improvements have begun; and
●	Disputes with franchisors/managers regarding compliance with relevant management/franchise agreements.

We have established, and intend to continue to establish, capital reserves in amounts we believe are necessary for the hotel properties.  If we have insufficient capital reserves, we will be required to obtain financing from other sources to fund our capital expenditure requirements.  There can be no assurance that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us.  Additional borrowing for capital needs and capital improvements will also increase our interest expense.  The costs and expenses of all these capital improvements could adversely affect our financial condition and amounts available for distribution to our stockholders.

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

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data.  We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as personally identifiable information, including information relating to financial accounts.  Although we have taken steps, and plan to continue to take steps, to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks.  Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information.  Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

Competition with vacation rental online marketplaces may reduce our hotels’ revenues and profitability.

In addition to competing with other hotels, our hotel businesses compete with resorts, motels, inns and vacation rentals in their geographic markets or customer segments, including facilities owned by local interests, individuals, national and international chains, institutions, investment and pension funds and real estate investment trusts (“REITs”).  Competition in this industry generally is based on the attractiveness of the facility, location, level of service, quality of accommodations, amenities, food and beverage options, public spaces and other guest services, consistency of service, room rate, brand reputation and the ability to earn and redeem loyalty program points.  Our principal competitors include other branded and independent hotel operating companies, national and international hotel brands and ownership companies, and independently owned vacation rentals, such as those listed on vacation rental online marketplaces.  Increased demand for vacation rental online marketplaces and reduced demand for hotels could result in lower revenue and reduced cash availability for distribution to stockholders.

General Risks Related to Real Estate Industry

The hotel properties are subject to various risks associated with an investment in real estate.

The economic success of an investment in the Company will depend upon the results of the operations of the hotel properties, which are subject to those risks typically associated with an investment in real estate.  Fluctuations in land values, occupancy levels, revenue and operating expenses can adversely affect operating results or render the sale or refinancing of the hotel properties difficult or unattractive.  No assurance can be given that certain assumptions as to the future levels of occupancy of the hotel properties or future costs of operating the hotel properties will be accurate because such matters will depend on events and factors beyond our control.  Such factors include, among others, occupancy levels, revenue and sales levels in the local areas where the hotel properties are located, adverse changes in local population trends, market conditions, neighborhood values, local economic and social conditions, supply and demand for property such as the hotel properties, competition from similar projects, interest rates, real estate tax rates, governmental rules, regulations and fiscal policies, including the effects of inflation and enactment of unfavorable real estate, environmental or zoning laws, hazardous material laws, uninsured losses and other risks.

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

We maintain comprehensive insurance on each of our current hotel properties, and anticipate maintaining comprehensive insurance on future hotel properties, including liability, terrorism, fire and extended coverage, of the type and amount customarily obtained for or by hotel property owners.  There can be no assurance that such coverage will continue to be available at reasonable rates, or at all.  Various types of catastrophic losses, like earthquakes and floods and losses from toxic mold, terrorist activities and pandemic outbreaks may not be insurable or may not be insurable on reasonable economic terms.  Lenders may require such insurance and failure to obtain such insurance could constitute a default under the loan agreements.  Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing.

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

Compliance with the Americans with Disabilities Act of 1990, as amended, and applicable regulations promulgated thereunder (“ADA”) and other changes in governmental rules and regulations could substantially increase our cost of doing business and adversely affect our operating results and our ability to make distributions to our stockholders.

Our hotel properties are subject to the ADA.  Under the ADA, “public accommodations” as defined by the ADA must meet certain federal requirements related to access and use by disabled persons.  Although we believe our current hotel properties are in substantial compliance with the ADA, and we intend to acquire future hotel properties that are substantially in compliance with the ADA, we may incur additional costs of complying with the ADA at the time of acquisition and from time-to-time in the future to remain in compliance.  A number of additional federal, state and local laws exist that also may require modifications to the hotel properties or restrict certain renovations with respect to access by disabled persons.  A violation of the ADA could result in the imposition of fines by the federal government or an award of damages to private litigants, and attorneys’ fees may be awarded to a plaintiff claiming ADA violations.  State and federal laws in this area are constantly evolving and could place a greater cost or burden on us.  If we were required to expend unbudgeted funds to comply with the ADA or other applicable rules and regulations, our financial condition, results of operations, the market price of our shares of common stock and our ability to make distributions to our stockholders could be adversely affected.  The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate.

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

Litigation and concern about indoor exposure to certain types of toxic molds have been increasing as the public becomes aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions and respiratory problems.  Toxic molds can be found almost anywhere; they can grow on virtually any organic substance, as long as moisture and oxygen are present.  There are molds that can grow on wood, paper, carpet, foods and insulation.  When excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or unaddressed.  It is impossible to eliminate all molds and mold spores in the indoor environment.  In warm or humid climates, the likelihood of toxic mold can be exacerbated by the necessity of indoor air conditioning year-round.  The difficulty in discovering indoor toxic mold growth could lead to an increased risk of lawsuits by affected persons, and the risk that the cost to remediate toxic mold will exceed the value of the property.  Because of attempts to exclude investigations, abatement and damage costs caused by toxic mold growth from certain liability provisions in insurance policies, there is no guarantee that insurance coverage for toxic mold will be available now or in the future.

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

Certain sellers of hotel properties have made, and future sellers may only make, limited or no representations and warranties regarding the condition of the properties.

We have acquired, and may in the future acquire real estate from sellers who make only limited or no representations and warranties regarding the condition of such real estate, the presence of hazardous materials or hazardous substances within such real estate, the status of governmental approvals and entitlements for such real estate or other matters adversely affecting such real estate.  We may not be able to pursue a claim for damages against such sellers except in limited circumstances.  The extent of damages that we may incur as a result of such matters cannot be predicted but potentially could result in a significant adverse effect on the value of such real estate.

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

We have obtained independent third-party appraisals or valuations or other reports for some, but not all, of our current hotel properties before purchasing them and may not obtain independent third-party appraisals or valuations of a future hotel property, or other reports with respect to a future hotel property, before we invest in such hotel property.  If we do not obtain such third-party appraisals or valuations, there can be no assurance that our valuation of a hotel property will be correct or that a hotel property’s value will exceed its cost to us or that any sale or other disposition of such hotel property will result in a profit for us.  Third-party appraisals and other reports may be prepared for lenders, in which case we typically will try to obtain a copy of such appraisals and reports for review, as well as reliance letters from the third-party preparers to allow us to rely on such appraisals and reports.  To the extent we do not obtain such other reports or reliance letters before investing in a hotel property, the risk of investing in such hotel property may be increased.

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

Some of our current hotel properties are, and future hotel properties may be, newly or recently constructed.  Newly constructed properties are sometimes subject to construction defects that only reveal themselves over time.  If any of the hotel properties should become subject to any construction defect issues, we may have remedies under state law as well as under any warranties from the contractors for the construction work, provided that the warranties were assigned to such owner.  If the warranties do not cover all the expenses associated with any construction defects that may arise, we could be liable for the expenses associated with correcting the construction defect.  If work is required to cure any construction defects, reserves may not be sufficient to pay for such work.  Accordingly, the presence of construction defects could adversely affect the financial performance of the hotel properties, we may be required to pay for all or part of the repair of such construction defects, which will reduce the cash flow from the hotel properties, and the return to our stockholders may be reduced.

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

We have obtained, and expect in the future to obtain, loans to acquire the hotel properties and thus, the hotel properties will be leveraged.  We may also obtain mortgage debt on hotel properties that we already own in order to obtain funds to acquire additional hotel properties, to fund property improvements and other capital expenditures, to make distributions and for other purposes.  In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders.  We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%.  We will target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of our board of directors. As of December 31, 2020, our aggregate loan-to-value ratio, based on the aggregate purchase price of the hotel properties, was approximately 62%.  No assurance can be given that future cash flow will be sufficient to make the debt service payments on any loans and to cover all operating expenses.  If the hotel properties’ revenues are insufficient to pay debt service and operating costs, we may be required to seek additional working capital.  There can be no assurance that such additional funds will be available.  In the event additional funds are not available, the lenders may foreclose on the hotel properties and our stockholders could lose their investment.  In addition, the degree to which we are leveraged could have an adverse impact on us, including (i) increased vulnerability to adverse general economic and market conditions, (ii) impaired ability to expand and to respond to increased competition, (iii) impaired ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes and (iv) requiring that a significant portion of cash provided by operating activities be used for the payment of debt obligations, thereby reducing funds available for distributions, operations and future business opportunities.

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

Debt on some of our existing hotel properties require us, and debt on future hotel properties may also require us, to make interest only payments with a lump-sum or “balloon” payment at maturity.  Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the hotel property.  At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the hotel property at a price sufficient to make the balloon payment.  Several of the loans obtained to acquire our existing hotel properties do not allow for prepayment until shortly before maturity and provide that any prepayment may require the payment of a prepayment fee.  Consequently, we may not be able to take advantage of favorable changes in interest rates. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of the hotel properties.  In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax.

Increases in interest rates and the discontinuation of LIBOR could increase our interest costs and reduce our cash flows.

As of February 28, 2021, we had a total of $80.3 million of variable rate notes payable, including our existing line of credit, and it is anticipated that the loans we obtain in the future may have variable interest rates.  Any increase in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders.  In the event that the interest rate on any loan increases significantly, we may not have sufficient funds to pay the required interest payments.  In such event, the continued ownership of the applicable hotel property may be threatened.  In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times or on terms that may not permit realization of the maximum return on such investments.  Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.

As of February 28, 2021, we currently pay interest under a total of $15 million of our variable rate debt at an interest rate that is determined based on a US Dollar London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will stop encouraging or requiring banks to submit rates for the calculation of LIBOR after December 31, 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt.

The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, published model LIBOR replacement language for use in bilateral and syndicated loan facilities.  ARRC selected the Secured Overnight Financing Rate (“SOFR”) as the replacement to LIBOR.  SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market and is a rate published by the Federal Reserve Bank of New York.  The transition from LIBOR to SOFR could result in higher all-in interest costs and could reduce our cash flows and reduce the amount of distributions our stockholders receive.

We have incurred, and may in the future incur, recourse debt or be liable for nonrecourse carve-outs and springing recourse events under the loans for the hotel properties, which may permit the lenders to proceed against our assets.

Although we attempt to obtain loans for the hotel properties that will be nonrecourse as to principal and interest, we have obtained and may in the future obtain recourse debt to finance our acquisitions.  Further, lenders have required and may in the future require us to be personally liable for certain carve-outs and springing recourse events.  In circumstances where personal liability attaches, the lender could proceed against our assets.  If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be reduced and our stockholders may lose part of their investment.

If we violate any restrictions on transfer imposed by lenders, the lender could have the right to declare the entire amount of the loan to be immediately due and payable.

Loans on our existing hotel properties restrict, and we anticipate that loans on future hotel properties will, restrict our ability to sell our interests in the hotel properties.  The lenders may also impose restrictions on the transferability of our shares of common stock.  Upon violation of the restrictions on transfer or encumbrance, a lender will have the right to declare the entire amount of the loan, including principal, interest, prepayment premiums and other charges, to be immediately due and payable.  If the lender declares the loan to be immediately due and payable, we will have the obligation to immediately pay the loan in full, including applicable prepayment charges.  If replacement financing is not found or the loan is not immediately paid in full, the lender may invoke its other remedies under the loan, which may include proceeding with a foreclosure that would cause us to lose our entire interest in the applicable hotel property.

If we default on a loan, it could result in foreclosure of the hotel property, which could result the loss of all or a substantial portion of the investment we made in the hotel property.

Loans on our existing hotel properties include, and we anticipate that future loans will include, various actions by us that will cause an event of default under such loans, including, among others, the failure to pay required payments under the loan, the failure to pay taxes, the failure to maintain insurance, the assignment by an owner of a hotel property of an interest in such hotel property to a creditor, the bankruptcy of an owner of a hotel property, the filing of an action for partition or the transfer of an interest in a hotel property without lender’s consent.  Additional events of default may be applicable to some or all of the loans.  If we default under a loan for any reason, the lender may declare a default under the applicable loan, which could result in foreclosure by the lender on the applicable hotel property and the loss of all or a substantial portion of the investment we made in such hotel property.

The derivative financial instruments we use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investment.

We are exposed to the effects of interest rate changes as a result of borrowings we use to maintain liquidity and to fund the acquisition, expansion and refinancing of the hotel properties and our operations.  Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes.  We may choose to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level.  We may utilize a variety of derivative financial instruments, including interest rate caps, floors and swap agreements, in order to hedge exposures and limit the effects of changes in interest rates on our operations, but no hedging strategy can protect us completely.  When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that counterparties may fail to honor their obligations under these arrangements, these arrangements may not be effective in reducing our exposure to interest rate changes, and losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders, and the losses may exceed the amount we invested in the instruments. These hedging agreements involve risks. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that its hedging transactions will not result in losses.  In addition, the use of such instruments may reduce the overall return on our investments.  These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT gross income tests.

Certain of the hotel properties and our other assets are cross-collateralized.

We have obtained a line of credit, and may obtain other debt financing, which require that our assets be cross-collateralized.  No assurance can be given that future cash flow will be sufficient to make the debt service payments on our loans and to cover all operating expenses.

Risks Related to Our Organization and Structure

Our TRS Lessee structure subjects us to the risk of increased hotel operating expenses that could adversely affect our operating results and our ability to make distributions to our stockholders.

Our leases with our TRS Lessees require our TRS Lessees to pay the owners of the hotel properties (which are wholly-owned subsidiaries of the Operating Partnership) rent based, in part, on revenues from the hotel properties. Our operating risks include decreases in hotel property revenues and increases in operating expenses, which would adversely affect our TRS Lessees’ ability to pay rent due under the leases, including, but not limited to, increases in wage and benefit costs, repair and maintenance expenses, energy costs, property taxes, insurance costs and other operating expenses.  As these rent payments will be a primary source of our revenue, any inability of our TRS Lessees to make such rent payments would likely have a significant adverse impact on our financial condition, results of operations and our ability to make distributions to our stockholders.

Our TRS structure increases our overall tax liability.

Our TRS Lessees are subject to federal, state and local income tax on their taxable income, which consists of the revenues from the hotel properties, net of the operating expenses for the hotel properties and rent payments to the Operating Partnership.  Accordingly, although ownership of our TRS Lessees allows us to participate in the operating income from the hotel properties in addition to receiving rent, that operating income is fully subject to corporate income tax.  The after-tax net income of our TRS Lessees will be available for distribution to us.

Our ownership of our TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s- length terms.

A REIT may own up to 100% of the stock of one or more TRSs.  A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to management agreements.  Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS.  A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s gross assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.  The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.  Our TRS entities are subject to federal, state and local income tax on their taxable income, and their after-tax net income is available for distribution, but is not required to be distributed to us.  There can be no assurance that we will be able to comply with the 20% limitation or to avoid application of the 100% excise tax.

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

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), which requirement we currently intend to satisfy.  To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income.  We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by the risk factors described herein.  Subject to satisfying the requirements for REIT qualification, we intend over time to make regular monthly distributions to our stockholders.  Our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders.  Our board of directors makes determinations regarding distributions based upon factors that it deems relevant.

Among the factors that could impair our ability to make distributions to our stockholders are:

●	our inability to realize attractive returns on our investments;
●	unanticipated expenses that reduce our cash flow or non-cash earnings;
●	decreases in the value of the underlying assets; and
●	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

We intend to own all of our assets through the Operating Partnership.  The Operating Partnership has accepted, and may in the future accept, contributions of property from certain persons in exchange for limited partnership interests in the Operating Partnership.  The acceptance of persons as limited partners in the Operating Partnership involves certain risks including (i) entering into certain indemnification agreements with the contributing limited partners that would cause us to indemnify such persons for tax liability that may be incurred by the contributing limited partners related to the sale of the contributed property, (ii) the fact that the contributing limited partners will have certain voting rights with respect to the Operating Partnership and (iii) the need for the Operating Partnership to allocate debt to contributing limited partners.

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

Provisions contained in our charter and bylaws, as well as Maryland corporate law, may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent our stockholder from receiving a “control premium” for their shares.  For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their shares over then-prevailing market prices.  These provisions include the following:

●	Ownership limit. The ownership limit in our charter limits related investors including, among other things, any voting group, from acquiring no more than 9.8% of the value or number of the aggregate, whichever is more restrictive, of our then outstanding shares of common stock, and no more than 9.8% of the value of our then outstanding capital stock (which includes all of our common stock and preferred stock), without the consent of our board of directors.
●	Preferred stock. Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval.
●	Maryland control share acquisition statute. Maryland law limits the voting rights of “control shares” of a corporation in the event of a “control share acquisition.”

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders, is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. REIT dividends that are not designated as qualified dividend income or capital gain dividends are taxable as ordinary income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. However, under the Tax Cuts and Jobs Act of 2017, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of qualified REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us).  In addition, Treasury Regulations impose a minimum holding period for the 20% deduction that was not set forth in the Code.  Under the Treasury Regulations, in order for a REIT dividend with respect to a share of REIT stock to be treated as a qualified REIT dividend, the U.S. stockholder (i) must have held the share for more than 45 days during the 91-day period beginning on the date which is 45 days before the date on which such share becomes ex-dividend with respect to such dividend and (ii) cannot have been under an obligation to make related payments with respect to positions in substantially similar or related property, e.g., pursuant to a short sale.  Prospective investors are urged to consult with their tax advisors regarding the effect of this change on their effective tax rate with respect to REIT dividends.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may still be subject to some federal, state and local taxes on our income or property.  For example:

●	In order to qualify as a REIT, we must distribute annually at least 90% of our taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.
●	We will be subject to a 4.0% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
●	If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.
●	If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or we qualified for a “safe harbor” under the Code.
●	If we hold or acquire assets when we are taxable as a corporation prior to our qualification as a REIT, such assets when held by us as a REIT may be subject to tax if sold in the five-year period following the acquisition of such assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act, Pub. L. No. 115-97 (the “Tax Act”) was signed into law. The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. The Tax Act includes only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).
The Tax Act makes numerous other changes to the tax laws that may affect REITs and investors directly or indirectly. As a result of the changes to U.S. federal tax laws implemented by the Tax Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually. In addition, the Tax Act imposes limitations on the deductibility of business interest expense.
Several pieces of legislation have been signed into law to address the economic impact of COVID-19 (the “COVID-19 Legislation”), including the Coronavirus Aid, Relief, and Economic Security Act, Pub. L. No. 116-136 (March 27, 2020)  (the “CARES Act”).  The CARES Act makes several changes to the U.S. federal income tax rules for taxation of individuals and corporations, including the allowance of net operating loss (“NOL”) carrybacks for certain tax years, the removal of caps on the application of NOLs for certain tax years, the removal of the cap on excess business loss deductions for certain tax years, and an increase in the cap on the deduction of net interest expenses for businesses.
The CARES Act makes numerous other changes to the tax laws that do not affect REITs directly but may affect REITs and investors indirectly. In addition, the novel Coronavirus outbreak is an evolving situation, and there may be additional legislation enacted which has a material impact on tax laws that impact REITs and investors. Stockholders are urged to consult with their tax advisors with respect to the status of COVID-19 Legislation, including the CARES Act, and any other regulatory or administrative developments and proposals and their potential effect on investment.
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

Special considerations apply to (i) employee benefit plans subject to ERISA, (ii) plans, IRAs and other arrangements subject to Code Section 4975 (such as an individual retirement account (“IRA”)) and (iii) entities deemed under ERISA to hold the “plan assets” of any such employee benefit plans or plans that are investing in our shares of common stock. Fiduciaries investing the assets of such a plan in our shares of common stock should, among other things, consider the following:
●	whether the investment is in accordance with the documents and instruments governing such plan;
●	the definition of “plan assets” under ERISA and the impact thereof on the plan’s investment in the Company;
●	whether the investment satisfies the diversification requirements of Section 404(a)(1)(C) of ERISA (or other applicable law);
●	whether, under Section 404(a)(1)(B) of ERISA (or other applicable law), the investment is prudent, considering the nature of an investment in the Company and our compensation structure and the fact that there is not expected to be a market created in which our shares of common stock can be sold or otherwise disposed of;
●	that we have a limited history of operations;
●	whether we or any of our affiliates are a “party-in-interest” (within the meaning of Section 3(14) of ERISA) or “disqualified person” (within the meaning of Code Section 4975) with respect to the plan;
●	the need to annually value our shares of common stock; and
●	whether an investment in the Company will cause the plan to recognize unrelated business taxable income.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executive offices are located at 1635 43rd Street South, Suite 205, Fargo, North Dakota 58103. Our telephone number is (701) 630-6500. We lease our offices from an unrelated third party.

Hotel Properties

As of December 31, 2020, we owned seven hotel properties. The following table provides summary information regarding the hotel properties owned by us as of December 31, 2020:

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Purchased	Rooms	Price		Costs	Total	Interest
Holiday Inn Express (the “Cedar Rapids Property)	Limited Service	Cedar Rapids, IA	November 30, 2018	83	$7,700,000		$158,333	$7,858,333	100%
Hampton Inn & Suites (the “Pineville Property”)	Limited Service	Pineville, NC	March 19, 2019	111	13,897,358	(1)	303,744	14,201,102	100%
Hampton Inn (the “Eagan Property”)	Limited Service	Eagan, MN	June 19, 2019	122	13,950,000		278,333	14,228,333	100%
Home2 Suites (the “Prattville Property”)	Extended Stay	Prattville, AL	July 11, 2019	90	14,750,000		356,014	15,106,014	100%
Home2 Suites (the “Lubbock Home2 Property”)	Extended Stay	Lubbock, TX	December 30, 2019	100	14,150,000		284,776	14,434,776	100%
Fairfield Inn & Suites (the "Lubbock Property")	Limited Service	Lubbock, TX	January 8, 2020	101	15,150,000		496,431	15,646,431	100%
Homewood Suites (the "Southaven Property")	Extended Stay	Southaven, MS	February 21, 2020	99	20,500,000		445,090	20,945,090	100%
				706	$100,097,358		$2,322,721	$102,420,079

(1)	The seller of the Pineville Property may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income ("NOI") for one of the 12-month periods ending March 31, 2021, March 31, 2022, or March 31, 2023, as selected by the seller. We do not expect the seller to elect the 12-month period ending March 31, 2021.

For a description of the debt associated with each of these hotel properties, see Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.”

For a description of hotel properties that were acquired subsequent to December 31, 2020, see Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

Management Agreements

NHS Agreement

As of December 31, 2020, six of our hotel properties were subject to a management agreement with NHS with an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for successive 5-year periods unless terminated earlier in accordance with its terms. The day-to-day operations of the Pineville Property is currently being managed by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement between NHS and Beacon.

Vista Host Inc.

As of December 31, 2020, our Southaven Property was subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21st of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for two (2) successive 5-year periods unless terminated earlier in accordance with its terms.

Franchise Agreements

As of December 31, 2020, all of our hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, we pay a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. We paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

Item 3. Legal Proceedings.

We may from time to time be a party to legal proceedings which arise in the ordinary course of our business. See Note 12 “Commitments and Contingencies” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for a discussion of ongoing legal proceedings and governmental authority inquiries. Other than such proceedings, management is not aware of any current or pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such legal proceedings contemplated by governmental authorities.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange.

Share Valuation

We are not required to establish an updated net asset value of the Company (“Company NAV”) or an estimated net asset value per share (“Share NAV”) in accordance with FINRA Rules 5110 and 2231 as we are not conducting any public offering of our shares. To the extent we choose to establish a Company NAV and a Share NAV, the Advisor will administer our valuation policy and will be responsible for the oversight of the valuation process, including the review and approval of the valuation and appraisal processes and methodologies used to determine our Company NAV and Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals. To the extent we establish a Share NAV, we will disclose, in each annual report distributed to stockholders, the Share NAV, the method by which it was developed, and the date of the data used to develop the Share NAV.

The initial Share NAV is $10.00, the price at which we are offering our shares in the Offering, which was determined by our board of directors and bears no relationship to any established criteria of value such as book value or earnings per share, is not based on our past earnings, and does not reflect current market value for our assets. There can be no assurance that any Share NAV determined as described above will be equal to $10.00.

To the extent we choose to establish a Company NAV, we expect the Advisor will determine the Company NAV by (i) taking into consideration the cost value of the hotel properties and other assets owned by us (if such hotel properties or other assets were acquired within 12 months of the applicable valuation), (ii) utilizing third-party appraisals or broker opinions of value (if such hotel properties or other assets have been owned by us for more than 12 months) or (iii) determining the enterprise value of the Company. The Company expected we would not determine the initial Company NAV until approximately 150 days following the second anniversary of breaking escrow in the Offering. Due to the impacts of COVID-19, we determined the market conditions lacked sufficient transaction volume to reliably determine the fair market-value of the real estate assets.  As of December 31, 2020, neither we nor the Advisor has engaged any valuation services to be performed, but we intend the Advisor to engage valuation services after transaction volume increases such that a reliable fair market value of the assets can be obtained. Once we establish an initial valuation, we would expect to subsequently update the Company NAV on an annual basis. We may determine the Company NAV on a more frequent basis if the Advisor and our board of directors determines, in their sole discretion, that a more frequent valuation is warranted.

At any time that the Company NAV is calculated as provided above prior to the termination of the Offering, we intend to adjust the Offering price of the shares in an amount equal to the Company NAV divided by the number of outstanding shares. Our board of directors will determine a new Share NAV at such times and in conjunction with our determination of the Company NAV, and we will report the new Share NAV to our stockholders.

Equity Compensation Plans

Our board of directors has approved the adoption of a phantom stock plan (the “Phantom Stock Plan”) for the Company. However, the specific terms of the Phantom Stock Plan have not yet been determined and approved by our board. We intend for the shares designated pursuant to the Phantom Stock Plan (the “Phantom Shares”) to be allocated to the Advisor, the TRS subsidiaries and NHS for distribution of the proceeds to their respective employees and service providers in accordance with their compensation plans, however, Corey Maple, Norman Leslie and Samuel Montgomery will not receive any Phantom Shares pursuant to the Phantom Stock Plan.

Stockholder Information

As of March 29, 2021, we had 7,717,167 shares of our common stock outstanding, held by a total of 1,179 stockholders.

Distribution Information

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing.

Distributions declared, distributions paid, and net cash flow used in operations during 2020 and 2019, aggregated by quarter, are as follows:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)(4)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2020	$1,204,910	$0.175	$691,604	$418,286	$1,109,890	$(1,141,973)
Second Quarter 2020	1,313,186	0.175	—	—	—	(349,329)
Third Quarter 2020	1,368,309	0.175	213,784	1,410,688	1,624,472	892,326
Fourth Quarter 2020	1,397,802	0.175	245,789	1,054,379	1,300,168	(202,710)
	$5,284,207	$0.700	$1,151,177	$2,883,353	$4,034,530	$(801,686)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Used in
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2019	$280,080	$0.175	$98,912	$115,475	$214,387	$(1,215,000)
Second Quarter 2019	505,418	0.175	256,191	191,395	447,586	(316,321)
Third Quarter 2019	745,048	0.175	422,533	266,527	689,060	(222,112)
Fourth Quarter 2019	994,364	0.175	718,930	225,736	944,666	(1,914,370)
	$2,524,910	$0.700	$1,496,566	$799,133	$2,295,699	$(3,667,803)

(1)	Distributions for the years ended December 31, 2020 and 2019, were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from April 1, 2020 through June 30, 2020 were payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from July 1, 2020 through September 30, 2020 were payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share.
(2)	Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	During 2019 and through the first quarter of 2020, distributions were paid on a monthly basis. Beginning the second quarter of 2020, distributions, if any, will be declared and paid on a quarterly basis. In general, distributions for all record dates of a given quarter are paid on or about the tenth day of the first month following the end of a quarter.
(4)	Distributions for the period from March 1, 2020 through March 31, 2020 and April 1, through June 30, 2020 were paid in July 2020. Distributions for the period from July 1, 2020 through September 30, 2020 were paid in October 2020.

For the year ended December 31, 2020, we paid aggregate distributions of $4.1 million, including $1.2 million of distributions paid in cash and $2.9 million of distributions reinvested through our dividend reinvestment plan. For the year ended December 31, 2019, we paid aggregate distributions of $2.3 million, including $1.5 million of distributions paid in cash and $0.8 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the years ended December 31, 2020 and 2019, was $6.1 million and $4.9 million, respectively. Net cash flows used in operations for the years ended December 31, 2020 and 2019, were $0.8 million and $3.7 million, respectively. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

To the extent that we pay distributions from sources other than our cash flows from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced, and subsequent investors will experience dilution.

Going forward we expect our board of directors to continue to authorize and declare distributions, if at all, based on daily record dates and to pay these distributions on a quarterly basis. Distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant, and may be paid in cash or in shares pursuant to the DRIP. Our board of directors has not pre-established a percentage rate of return for cash distributions or stock distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced a private placement offering of up to $100,000,000 in shares of our common stock. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share. During the year ended December 31, 2020, we sold 1,366,589 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $16.2 million, including 303,511 shares issued pursuant to our dividend reinvestment plan. During the year ended December 31, 2020, aggregate selling commissions of $1.0 million and marketing and diligence allowances and other wholesale selling costs and expenses of $1.1 million were paid in connection with the private offering. During the year ended December 31, 2019, we sold 4,870,733 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $47.9 million, including 84,119 shares issued pursuant to our dividend reinvestment plan. During the year ended December 31, 2019, aggregate selling commissions of $3.4 million and marketing and diligence allowances and other wholesale selling costs and expenses of $2.2 million were paid in connection with the private offering.

Go Unit Offering

On June 15, 2020, we commenced a private placement offering of limited partnership units in our Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of the Company, as the General Partner of the Operating Partnership, (the “GO Unit Offering”). The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO LP Units (a “Series GO Limited Partner”) will have the right to exchange its Series GO LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange. The exchange right is not available until all of the following have occurred (the “Exchange Date”):  (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO Limited Partner has held its Series GO LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the year ended December 31, 2020, we sold and issued 654,868 Series GO LP Units in the GO Unit Offering, resulting in gross proceeds of $4.5 million. During the year ended December 31, 2020, aggregate selling commissions of $368,551 and marketing and diligence allowances and other wholesale selling costs and expenses of $148,166 were paid in connection with the offering.

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

Special Repurchases—Death Repurchase

In the event of the death of a stockholder, we will, upon request and within six months from the date of the request, repurchase such stockholder’s shares regardless of the period the deceased stockholder has owned such shares at the following prices:

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

During the year ended December 31, 2020 we repurchased 64,190 shares, which represents an original investment of $641,898, including $16,898 of DRIP shares, for $590,547. As of December 31, 2020, $24,032 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets included as part of this Annual Report on Form 10-K. During the year ended December 31, 2019, we did not repurchase any shares pursuant to our share repurchase plan because no shares were submitted for repurchase. Based on the repurchase limits described above, as of December 31, 2020, we had $2,883,353 available for eligible repurchases for all of 2021.

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

Overview

We were formed on April 9, 2018 as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of hotel properties located primarily in America’s Heartland, which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2018. We conduct substantially all of our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to an advisory agreement, as amended, under which the Advisor performs advisory services regarding acquisition, financing and disposition of the hotel properties, and is responsible for managing, operating and maintaining the hotel properties and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. We have engaged NHS to manage several of the hotel properties acquired to date; however, we can engage third party property management companies, and did so in January 2020. The Pineville Property is currently being managed on a day-to-day basis by Beacon, an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. The Southaven Property is subject to a management agreement with Vista. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of the Sponsor, an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services.

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2022, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. As of December 31, 2020, the Company had issued 7,675,843 shares of common stock resulting in gross offering proceeds of approximately $75.3 million, including 392,812 shares issued under our dividend reinvestment plan. The net offering proceeds have been used to fund property acquisitions. During the year ended December 31, 2020 we repurchased 64,190 shares, which represents an original investment of $641,898, including $16,898 of DRIP shares, for $590,547. As of December 31, 2020, $24,032 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets included as part of this Annual Report on Form 10-K. No public market exists for the shares of our common stock and none is expected to develop.

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering.  The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Interval Share Offering will continue until the earlier of (i) the date when $30,000,000 (or $60,000,000 if approved by our board of directors) is sold, (ii) March 31, 2021, unless extended to March 31, 2022 by our board of directors in their sole discretion, or (iii) a decision by the Company to terminate the Interval Share Offering.  In March 2021, our board of directors extended the term of the Interval Share Offering to March 31, 2022. As of December 31, 2020, we had not issued or sold any shares of Interval Common Stock.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units are being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which may be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2021, which date may be extended until June 14, 2022 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. In March 2021, our board of directors extended the term of the GO Unit Offering to June 14, 2022. As of December 31, 2020, the Operating Partnership had issued and sold 654,868

Series GO LP Units, and received aggregate proceeds of $4.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $4.0 million.

Market Outlook

During the first quarter of 2020, the global outbreak of COVID-19 was identified and has since spread to nearly every country and territory, including every state in the United States. The COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus continues to have a material adverse impact on the hospitality industry. As the virus spread and governments implemented restrictions to contain it, occupancy and RevPAR fell sharply. By the end of 2020, we saw some improvements to RevPAR in the United States and in our portfolio compared to the extremely low levels in April 2020, but the pace of recovery generally slowed in most regions in the fourth quarter of 2020 and into January 2021 due to sharp rises in COVID-19 cases, which brought new or increased restrictions on business operations. As a result, we have experienced a significant reduction in bookings for hotel rooms during 2020, which has negatively affected our occupancy levels and RevPAR and could materially and adversely affect the financial performance and value of our hotels. We expect that the slow pace state governments are lifting restrictions and the reduction in hotel demand as a result of the COVID-19 pandemic will continue to keep our occupancy levels, ADR and RevPAR below 2019 levels for at least the first quarter of 2021, which will negatively impact cash flows from operations.

Each of our hotel properties have remained open from the onset of the pandemic. According to our hotel property STR reports, in April 2020, YoY change in RevPAR for our portfolio declined to a low of negative seventy-five percent (75%), ranging from negative fifty-four percent (54%) to negative ninety-four percent (94.0%) per property. We saw improving demand at most of our hotel properties through 2020, however, recovery has been uneven across the portfolio and a number of the markets in which our hotel properties are located continue to be subject to some level of restrictions on business operations. In December 2020, the YoY change in RevPAR for our portfolio had improved to negative twenty-two percent (22%), ranging from negative one percent (1)% to negative sixty-eight percent (68)% per property.

The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments which are highly uncertain and cannot be predicted with confidence, including, among other factors, the duration, severity and spread of the outbreak and potential for its recurrence, continued emergence of new strains of COVID-19, the distribution and efficacy of vaccines, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the slowdown in leisure and business travel. Even after travel advisories and restrictions are modified or lifted, demand for hotels may remain weak for a significant length of time, which may be a function of continued concerns over safety, unwillingness to travel, and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our hotel properties will return to pre-outbreak levels of occupancy and pricing.  In addition, if in the future there is a pandemic, epidemic or outbreak of another highly infectious or contagious disease or other health concern affecting states or regions in which we operate, we and our properties may be subject to similar risks and uncertainties as posed by COVID-19.

Actions to Preserve Liquidity

We have taken several measures intended to help maintain financial flexibility. The Company has implemented expense reduction efforts at all properties, including reduced headcount, removed discretionary services, worked with vendors on pricing, negotiated property tax abatements, and reduced or deferred planned maintenance or discretionary capital expenditures as deemed appropriate. In April 2020, we obtained loans totaling $0.8 million under the Paycheck Protection Program (the “PPP”) to help pay for payroll costs, mortgage interest, rent or utility costs related to six of our hotel properties. We received full forgiveness of these loans subsequent to December 31, 2020. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events”.

During 2020, we entered into a new $5.0 million line of credit, of which the full $5.0 million was available as of the date of this filing. In addition, we amended the mortgage loans secured by two of our hotel properties to extend the maturity date of such loans by six months and to defer the requirement to pay principal and interest until October 1, 2020.  We also entered into forbearance agreements in connection with mortgage loans secured by two of our hotel properties, pursuant to which the lenders agreed to forbear from exercising any available rights and remedies under such loans arising from the failure to make interest payments during the period beginning May 1, 2020 through and including July 31, 2020. We have further amended mortgage loans secured by two of our hotel properties to waive the required financial covenants through December 31, 2020, and to adjust certain financial covenants; put into place certain liquidity requirements and restrictions on capital expenditures, related party payments, and cash distributions; and extend certain PIP completion deadlines with respect to two of the mortgage loans. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt” for more details regarding these measures.

We have expanded our Offering to include the offering of up to $30,000,000 of Interval Common Stock, and the Operating Partnership commenced a private offering of up to $20,000,000 of Series GO LP Units (which may be increased to $30,000,000 in our sole discretion). See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Unregistered Sales of Equity Securities” for more details regarding capital raised during the period.

To maintain cash reserves, we determined that it is in our best interests to declare distributions quarterly, if at all, beginning in the second quarter of 2020. Further, the distributions declared for the second and third quarters of 2020 were declared and paid in stock, in part or in whole, pursuant to the DRIP.

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

Liquidity and Capital Resources

Overview

We are dependent upon the net proceeds from our Offering and the GO Unit Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2022, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. The GO Unit Offering will continue until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which may be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2021, which date may be extended until June 14, 2022 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. In March 2021, our board of directors extended the term of the GO Unit Offering to June 14, 2022. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2020, we had raised approximately $75.3 million in gross offering proceeds from the sale of shares of our common stock in the Offering and approximately $4.5 million in gross offering proceeds from the sale of shares of the Series GO LP Units in our GO Unit Offering. The pace of capital raised in our Offering has slowed over the past several months compared to historical amounts since inception of the Offering. However, the decrease in capital raise in our Offering has been partially offset by capital raised through our GO Unit Offering, which commenced in June 2020. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering and GO Unit Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of December 31, 2020, we owned seven properties. We acquired these investments with the proceeds from the sale of our common stock in the Offering and debt financing. Operating cash needs during the year ended December 31, 2020 were met through cash flow generated by these real estate investments and with proceeds from our Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%. We will target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of December 31, 2020, our aggregate loan-to-value ratio, based on the aggregate purchase price of the hotel properties, was approximately 61%.

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

The Advisor and its affiliates may be reimbursed by us for certain organization and offering expenses in connection with the Offering and the GO Unit Offering, including legal, printing, marketing and other offering-related costs and expenses. Following the termination of the Offering, the Advisor will reimburse us for any such amounts incurred by us in excess of 15% of the gross proceeds of the Offering. We may pay directly or reimburse the Advisor and its affiliates for certain costs incurred in connection with its provision of services for us, including certain acquisition costs, financing costs, and sales and marketing costs, as well as an allocable share of general and administrative overhead. All reimbursements are paid to the Advisor and its affiliates at cost.

NHS earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties in an amount up to 4% of gross revenue. NHS may also earn an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. We reimburse NHS for certain costs of operating the hotel properties incurred on our behalf. All reimbursements are paid to NHS at cost. NHS also earns a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received from sellers or contributors during the period of due diligence.  Such fee is waived if, upon acquisition by us, NHS is selected as the management company for the hotel property.  NHS is also reimbursed for actual out-of-pocket costs incurred in providing the due diligence services.

Vista earns a monthly base management fee for property management services provided with respect to the Southaven Property, including overseeing the day-to-day operations of the hotel property in the amount of 3% of gross revenue. Vista also earns an accounting fee of $1,000 per month for accounting services, payable monthly. Vista may also earn an incentive management fee in the amount, if any, equal to twenty percent (20%) of the hotel’s profit in excess of the prior fiscal year hotel profits, payable within fifteen (15) days of receipt of the final year-end financial statements. We reimburse Vista for certain costs of operating the Southaven Property incurred on our behalf. All reimbursements are paid to Vista at cost.

One Rep Construction, LLC is a construction management company, which provided construction management services to the Company during 2020 and 2019 related to the renovation construction activities at certain hotel properties. The co-owners of the Advisor each owns a 33% interest in One Rep.

Debt

Lines of Credit

On February 10, 2020, we entered into a $5.0 million revolving line of credit.  The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021.  The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of December 31, 2020.  The line of credit is secured by our Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership.  The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other.  The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of December 31, 2020, there was no outstanding balance on the line of credit. On January 19, 2021, the line of credit was amended to extend the maturity date to May 10, 2021.

On August 22, 2018, we entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. The line of credit requires monthly payments of interest only, with all principal due at maturity on November 22, 2020. The line of credit is partially guaranteed by each of Corey Maple and Norman Leslie, as executive officers of the Company and members of the Advisor, each in the amount of $1.2 million. The line of credit was not renewed on November 22, 2020 and the loan was closed.

Mortgage Debt

As of December 31, 2020, we had $64.4 million in outstanding mortgage debt secured by each of our seven hotel properties, with maturity dates ranging from June 2024 to April 2029, with fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.54%. The original terms of the loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of December 31, 2020 and December 31, 2019, certain mortgage debt was guaranteed by the members of the Advisor. See Note 9 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for additional information regarding debt that was guaranteed by members of the Advisor.

As of December 31, 2020, we were not in compliance with our required financial covenants under the terms of our promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. At the onset of a trigger period, the Pineville Loan will enter into a cash management period. We have requested a waiver of the financial covenants as of December 31, 2020, but as of the date of this filing it had not been received. If we are unable to obtain a waiver, the loan will go into cash management, however the other terms of the Pineville Loan will not change, including the timing or amounts of payments, or the expiration date. The lender for our loan secured by the Lubbock Fairfield Property (the “Lubbock Fairfield Note”) waived the required financial covenants under the terms of the Lubbock Fairfield Note through December 31, 2020. Our promissory note and related documents regarding the Lubbock Home2 Property did not have any required financial covenants as of December 31, 2020. As of December 31, 2020, we were in compliance with, or had obtained waivers on our remaining mortgage debt as discussed below.

Forbearance Agreements and Loan Amendments

On April 17, 2020, we entered into a Change In Terms Agreement (the “Cedar Rapids Amendment”), amending the terms of the our original Promissory Note (the “Cedar Rapids Note”), dated March 5, 2019 in the original principal amount of $5.9 million. Pursuant to the Cedar Rapids Amendment, the maturity date of the Cedar Rapids Note was extended from March 1, 2024, to September 1, 2024, the requirement to make any replacement reserve deposits was waived until March 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020.  In addition to the Cedar Rapids Amendment, the lender has also waived the required financial covenants under the terms of the Cedar Rapids Note through December 31, 2020.

On April 17, 2020, we entered into a Change In Terms Agreement (the “Eagan Amendment”), amending the terms of the our original Promissory Note (the “Eagan Note”), dated June 19, 2019 in the original principal amount of $9.4 million. Pursuant to the Eagan Amendment, the maturity date of the Eagan Note was extended from July 1, 2024, to January 1, 2025, the requirement to make any replacement reserve deposits was waived until June 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Eagan Amendment, the lender has also waived the required financial covenants under the terms of the Eagan Note through December 31, 2020.

On April 22, 2020, we entered into a Forbearance Agreement (the “Prattville Forbearance Agreement”),  effective May 1, 2020, amending the terms of our original loan agreement (the “Prattville Loan”), dated July 11, 2019, in the original principal amount of $9.6 million. Pursuant to the Prattville Forbearance Agreement, we did not make interest payments that were due and payable during the Prattville Forbearance Period (as defined below) which constituted events of default under the terms of the Prattville Loan (collectively, the “Prattville Projected Events of Default”).  However, during the Prattville Forbearance Period, the lender agreed to forbear from exercising any available rights and remedies under the Prattville Loan and other Loan Documents (as defined in the Prattville Loan) to the extent such rights and remedies arise as a result of the Prattville Projected Events of Default. The lender further agreed to defer the interest accrued during the Prattville Forbearance Period such that the accrued interest of $100,878 was paid-in-kind and added to the outstanding principal balance of the loan. The forbearance period (the “Prattville Forbearance Period”) was the period from May 1, 2020 through July 31, 2020.

On August 14, 2020, the Prattville Loan was amended (the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust other terms of the Prattville Loan. The Prattville Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Prattville Forbearance Agreement and Prattville Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account.  The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $831,379, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. We were in compliance with the required financial covenants under the terms of the Prattville Amendment through December 31, 2020.

On April 22, 2020, we entered into a Forbearance Agreement (the “Southaven Forbearance Agreement”),  effective May 1, 2020, amending the terms of our original loan agreement (the “Southaven Loan”), dated February 21, 2020, in the original principal amount of $13.5 million. Pursuant to the Southaven Forbearance Agreement, we did not make interest payments that were due and payable during the Southaven Forbearance Period (as defined below) which constituted events of default under the terms of the Southaven Loan (collectively, the “Southaven Projected Events of Default”).  However, during the Southaven Forbearance Period, the lender agreed to forbear from exercising any available rights and remedies under the Southaven Loan and other Loan Documents (as defined in the Southaven Loan) to the extent such rights and remedies arise as a result of the Southaven Projected Events of Default. The lender further agreed to defer the interest accrued during the Southaven Forbearance Period such that the accrued interest of $126,110 was paid-in-kind and added to the outstanding principal balance of the loan. The forbearance period (the “Southaven Forbearance Period”) was the period from May 1, 2020 through July 31, 2020.

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan.  The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account.  The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $1,498,889, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. As of December 31, 2020, the Southaven Loan did not have any required financial covenants in effect.

As of December 31, 2020, we have accrued a total of $311,016 in guarantee payments due to certain affiliates of the Advisor that have provided personal guarantees on some of our debt obligations, which is included in accrued expense on the accompanying consolidated balance sheets. As of December 31, 2019, none of our loans had personal guarantees on them.

The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of December 31, 2020 and 2019 for each of our mortgage debt obligations.

			Outstanding	Outstanding
			Balance as of	Balance as of
	Interest	Maturity	December 31,	December 31,
Hotel Property	Rate	Date	2020	2019
Holiday Inn Express - Cedar Rapids(1)	5.33%	09/01/2024	$5,858,134	$5,527,392
Hampton Inn & Suites - Pineville	5.13%	06/06/2024	8,973,775	9,154,289
Hampton Inn - Eagan	4.60%	01/01/2025	9,317,589	9,369,276
Home2 Suites - Prattville(1)	4.13%	08/01/2024	9,647,085	9,620,000
Home2 Suites - Lubbock	4.69%	10/06/2026	7,792,602	8,000,430
Fairfield Inn & Suites - Lubbock	4.93%	04/06/2029	9,272,870	—
Homewood Suites - Southaven(1)	3.70%	03/03/2025	13,586,110	—
Total Mortgage Debt			64,448,165	41,671,387
Premium on assumed debt, net			854,928	389,285
Deferred financing costs, net			(1,378,374)	(1,080,040)
Net Mortgage			$63,924,719	$40,980,632

(1)	Loan is interest-only for the first 12 months after origination.

Paycheck Protection Program (“PPP”) Loans

In April 2020, we entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100. The PPP was established under the CARES Act, which was passed in March 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of each PPP loan is 2 years, which may be extended to 5 years at our election. The interest rate on each PPP loan is 1.0% per annum, which shall be deferred for a period of time. After the initial deferral period, each loan requires monthly payments of principal and interest until maturity with respect to any portion of such PPP loan which is not forgiven as described below.  The initial deferral period ends at either i) the date the SBA remits the borrower’s loan forgiveness amount, or ii) if we have not applied for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Our covered period ended September 25, 2020, for two of its PPP loans and ended October 2, 2020, for four of its PPP loans. We are permitted to prepay each PPP loan at any time with no prepayment penalties. Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. In February 2021, we received forgiveness on the full balance of these PPP loans.

Properties Under Contract

As of the date of this filing, we had three hotel properties under contract for an aggregate contract purchase price of approximately $39.5 million. We are in various stages of our due diligence review with respect to each property. Each of these pending acquisitions is subject to our completion of satisfactory due diligence and other closing conditions. There can be no assurance that we will complete any of these pending acquisitions on the contemplated terms, or at all. Further, in February 2021, we acquired a hotel property that was under contract as of December 31, 2020, for a purchase price of $27.9 million. See Part II. Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.”

Cash Flows

The following table provides a breakdown of our net change in our cash, cash equivalents, and restricted cash:

	For the Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(801,686)	$(3,667,803)
Net cash used in investing activities	(28,812,807)	(40,994,998)
Net cash provided by financing activities	25,969,189	56,304,768
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,645,304)	$11,641,967

Cash Flows From Operating Activities

As of December 31, 2020, we owned seven hotel properties and during the year ended December 31, 2020, net cash used in operating activities was $0.8 million. As of December 31, 2019, we owned five hotel properties and net cash used in operating activities was $3.7 million. Our cash flows used in operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses, certain acquisition-related expenses, property management fees, and other working capital changes. See Part II. Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" for further discussion of our operating results for the years ended December 31, 2020 and 2019. See Part II. Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business.

Cash Flows From Investing Activities

Net cash used in investing activities was $28.8 million for the year ended December 31, 2020, and primarily consisted of $27.2 million for the acquisition of two hotel properties, with an additional $1.6 million being used for capital improvements at certain of our hotel properties. Net cash used in investing activities was $41.0 million for the year ended December 31, 2019, and primarily consisted of $40.7 million for the acquisition of four hotel properties, with an additional $0.3 million being used for capital improvements at certain of our hotel properties

Cash Flows From Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $26.0 million and consisted primarily of the following:

●	$14.4 million of net cash provided by offering proceeds related to our Offering, including $4.0 million net cash related to the Go Unit Offering, which was net of payments of commissions and other offering costs of $3.5 million, including $0.5 million related to the GO Unit Offering;
●	$13.4 million of net cash provided by debt financing as a result of proceeds from debt financing of $13.6 million related to the acquisition of our Southaven Property, $0.2 million in draws on existing mortgages, $6.2 million in draws on our line of credit, and $0.8 million in PPP loans, partially offset by principal payments on debt facilities of $6.8 million and payments of financing costs of $0.6 million related to the new mortgage financing on the Southaven Property;
●	$1.2 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.9 million; and
●	$0.6 million of cash payments for share redemptions under our share repurchase plan.

During the year ended December 31, 2019, net cash provided by financing activities was $56.3 million and consisted primarily of the following:

●	$39.7 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other offering costs of $7.5 million;
●	$18.1 million of net cash provided by debt financing as a result of proceeds from debt financing of $25.0 million related to property acquisitions, partially offset by principal payments on debt facilities of $5.9 million and payments of financing costs of $1.0 million for new debt on property acquisitions; and
●	$1.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.8 million.

See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Information” for details regarding our distribution history as well as sources used to pay our distributions.

Results of Operations

We expect that revenue, operating expenses, maintenance costs, real estate taxes and insurance, interest expense and management fees will each increase in future periods as a result of owning our current hotel properties for a full annual operating cycle, as well as anticipated future acquisitions of real estate investments. We also expect that revenue and operating expenses will increase in future periods as the industry recovers from the effects of COVID-19. However, future operating results could be impacted by changing market and industry factors, see Part II, Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook.”

Our results of operations for the years ended December 31, 2020 and December 31, 2019 are not indicative of those expected in future periods, as we were actively raising capital through our Offering and Go Unit Offering, and acquiring hotel properties during both of these periods. As of December 31, 2020 and 2019, we owned five and one properties, respectively, for a full twelve (12) month operating cycle. Further, the COVID-19 pandemic had a significant impact on our operating results for the year ended December 31, 2020. While we have seen improving demand at all our properties through December 31, 2020, we expect any recovery to occur unevenly across our portfolio.

In evaluating financial condition and operating performance, important indicators on which we focus are revenue measurements, such as occupancy, ADR and RevPAR, and expenses, such as property operations expenses, general and administrative expenses and other expenses described below. Occupancy is the total number of rooms occupied for the period divided by the total number of available rooms for the period. ADR is equal to the total gross room revenue divided by the total number of rooms rented for the period. RevPAR is equal to the total gross room revenue divided by the total number of available rooms for the period.

Comparison of the year ended December 31, 2020 versus the year ended December 31, 2019

Revenue

Room revenues totaled $14.3 million and $8.5 for the years ended December 31, 2020 and December 31, 2019, respectively. Other revenue, which consists of revenues from other hotel services, was $218,145 and $114,628 for the years ended December 31, 2020 and December 31, 2019, respectively. The increase in revenue is primarily due to a full year of operational income on hotel properties purchased during the year ended December 31, 2019, plus the addition of the Lubbock Fairfield Property in January 2020 and the Southaven Property in February 2020. Increases in room revenues overall were partially offset by cancellations and significant decreases in occupancy due to COVID-19 starting in March 2020.

For our portfolio of hotel properties owned during the period, occupancy, ADR, and RevPAR were 57.86%, $97.68, and $56.51, respectively, for the year ended December 31, 2020, compared to occupancy, ADR, and RevPAR of 73.20%, $112.92, and $82.66, respectively, for the period ended December 31, 2019.  Decreases were the result of impacts to the travel industry from COVID-19 starting in March 2020. We expect that room revenue, other revenue and total revenue will each increase in future periods as states and cities across the United States loosen restrictions and as a greater proportion of the population becomes vaccinated; however, these increases could be offset by the emergence of vaccine-resistant variants of COVID-19 or a lower than expected percentage of the population becoming vaccinated. We also expect increases as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Property Operations Expenses

Property operations expenses were $5.7 million and $3.4 million for the years ended December 31, 2020 and December 31, 2019, respectively. These property operations expenses consisted primarily of operational personnel costs, agent commissions, utility costs, property taxes, insurance, repair and maintenance costs, and other costs of operating our hotel properties. Property operations expenses increased primarily due to a full year of operational income on projects purchased during the year ended December 31, 2019, plus the addition of the Lubbock Fairfield Property in January 2020 and the Southaven Property in February 2020 but remained relatively consistent as a percentage of revenue. We expect property operating expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

General and Administrative Expenses

General and administrative expenses were $4.6 million and $4.6 million for the years ended December 31, 2020 and December 31, 2019, respectively. These general and administrative expenses consisted primarily of administrative personnel costs, professional fees, and an allocable portion of certain administrative overhead costs. General and administrative expenses remained relatively flat due to an increase in expenses for hotel properties purchased in 2020, which were offset by a decrease in spending due to COVID-19. We expect general and administrative expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets, but to decrease as a percentage of total revenue.

Sales and Marketing Expenses

Sales and marketing expenses were $1.1 million and $1.0 million for the years ended December 31, 2020 and December 31, 2019, respectively. These sales and marketing expenses consisted primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. Sales and marketing expenses remained relatively flat due to an increase in expenses for hotel properties purchased in 2020, which were offset almost entirely by a decrease in spending due to COVID-19. We expect sales and marketing expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets, but to decrease as a percentage of total revenue.

Franchise Fees

Franchise fees were $1.2 million and $0.8 million for the years ended December 31, 2020 and December 31, 2019, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. Franchise fees increased primarily due to a full year of franchise fees on projects purchased during the year ended December 31, 2019, as well as the purchase of our Lubbock Fairfield Property in January 2020 and Southaven Property in February 2020. We expect franchise fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Property Management Fees

Property management fees were $1.7 million and $0.8 million for the years ended December 31, 2020 and December 31, 2019, respectively. Property management fees include asset management fees paid to the Advisor and management fees paid to property management service providers, including NHS and Vista, who manage the day-to-day operations of our hotel properties. Property management fees increased primarily due to a full year of property management fees on projects purchased during the year ended December 31, 2019, as well as the purchase of our Lubbock Fairfield Property in January 2020 and Southaven Property in February 2020. We expect property management fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Acquisition Expenses

Acquisition expenses were $0.4 million and $0.5 million for the years ended December 31, 2020 and December 31, 2019, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not ultimately acquired, as well as costs related to hotel property acquisitions that are not attributable to a single distinct property. Acquisition expenses decreased due to a reduction in acquisition activity brought on by COVID-19. We expect acquisition expenses will increase in future periods to the extent the Offering remains open to new investment and we continue to acquire properties, but to decrease as a percentage of revenue, and to cease once the Offering is closed to new investment and we are no longer acquiring new properties.

Depreciation

Depreciation expense was $3.5 million and $1.2 million for the years ended December 31, 2020 and December 31, 2019, respectively. The increase in depreciation expense is due to a full year of depreciation on the hotel properties purchased in 2019, and the purchase of our Lubbock Fairfield Property in January 2020 and Southaven Property in February 2020. We expect depreciation expense will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Other Expense

Other expense was $314,976 and $53,749 for the years ended December 31, 2020 and December 31, 2019, respectively. Other expense increased due to guarantor payments related to our loan amendments, partially offset by grants received during the year related to COVID-19 programs. See Part II. Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations – Debt – Mortgage Debt – Forbearance Agreements and Loan Amendments” for additional details on the guarantees. We expect that in future periods our other expense will vary based on the number of loans for which there are guarantees in place.

Interest Expense

Interest expense was $3.2 million and $1.4 million for the years ended December 31, 2020 and December 31, 2019, respectively. Interest expense increased primarily due to a full year of interest expense on projects purchased during the year ended December 31, 2019, as well as new mortgages related to the purchase of our Lubbock Fairfield Property in January 2020 and Southaven Property in February 2020. We expect that interest expense will increase in future periods as a result of owning our current hotel properties for a full operating period and having the related financing obligations for a full operating period, as well as anticipated future acquisitions of real estate assets. Furthermore, we expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

As an emerging growth company, we have elected to use the extended transition period which allows us to defer compliance with new or revised accounting standards. This allows us to adopt new or revised accounting standards as of the effective date for non-public business entities.

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

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Distributions Paid

On January 10, 2021, the Company paid distributions of $1,175,623, declared for daily record dates for each day in the period from October 1, 2020 through December 31, 2020, which included $929,539 of distributions paid pursuant to the DRIP.

Recent Property Acquisitions

On February 4, 2021, the Operating Partnership acquired a Courtyard by Marriott hotel property in Aurora, Colorado (the “Aurora Property”) pursuant to an Amended and Restated Contribution Agreement (the “Aurora Amended Contribution Agreement”), dated as of the same date. The Aurora Amended Contribution Agreement, among other things, adjusted the contribution price of the Courtyard Aurora and the distributions to be received by the Contributor. The aggregate consideration under the Amended Contribution Agreement was $27.9 million plus closing costs, subject to adjustment as provided in the Amended Contribution Agreement. The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with Access Point Financial, LLC (the “Lender”) of $15.0 million secured by the Aurora Property, $11.0 million of which is guaranteed by us, the issuance by the Operating Partnership of approximately $11.0 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of approximately $1.9 million in cash, which covered, among other things, capitalization of the Operating Partnership’s subsidiary, property taxes incurred before closing, and a partial prepayment of interest on the new loan. The new loan has a variable interest rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%. The loan matures on February 5, 2024, and requires monthly payments of interest-only throughout the term, with the outstanding principal and any accrued and unpaid interest due at maturity. In connection with the acquisition, we entered into a Management Agreement with NHS to provide property management and hotel operations management services for the Aurora Property. The agreement has an initial term expiring on December 31, 2027, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms. We funded the acquisition of the Aurora Property with proceeds from our ongoing private offerings, Series T units issued to the Contributor as described above, and a new loan secured by the Aurora Property. The Aurora Property is a newly constructed, 141-room select-service hotel that is expected to open in 2021.

Properties Under Contract

On January 8, 2021, the Operating Partnership entered into a Contribution Agreement (the “El Paso Contribution Agreement”), for the contribution of the 175-room Holiday Inn El Paso West Sunland Park hotel in El Paso, Texas (the “El Paso Property”) to the Operating Partnership. The aggregate consideration for the El Paso Property is $9,700,000 plus closing costs, subject to adjustment as provided in the El Paso Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of  existing debt secured by the El Paso Property, and the remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and the payment by the Operating Partnership of  cash. As required by the El Paso Contribution Agreement, the Operating Partnership has deposited $100,000 into escrow as earnest money pending the closing or termination of the El Paso Contribution Agreement. Except in certain circumstances described in the El Paso Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Contribution Agreement, it will forfeit the earnest money.

On February 17, 2021, the Operating Partnership entered into a Contribution Agreement (the “Houston Contribution Agreement”), pursuant to which the Contributors agreed to contribute the 182-room Hilton Garden Inn Houston Bush Intercontinental Airport hotel in Houston, Texas (the “Houston Property”) to the Operating Partnership. The aggregate consideration for the Houston Property is $20,000,000 plus closing costs, subject to adjustment as provided in the Houston Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Houston Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and the payment by the Operating Partnership of cash. As required by the Houston Contribution Agreement, the Operating Partnership has deposited $50,000 into escrow as earnest money pending the closing or termination of the Houston Contribution Agreement. Except in certain circumstances described in the Houston Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Houston Contribution Agreement, it will forfeit the earnest money.

On March 8, 2021, the Operating Partnership entered into a Contribution Agreement (the “Corpus Christi Contribution Agreement”), for the contribution of the 88-room Fairfield Inn & Suites Corpus Christi Aransas Pass hotel in Aransas Pass, Texas (the “Corpus Christi Property”) to the Operating Partnership. The aggregate consideration for the Corpus Christi Property is $9,800,000 plus closing costs, subject to adjustment as provided in the Corpus Christi Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Corpus Christi Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and the payment by the Operating Partnership of cash. As required by the Corpus Christi Contribution Agreement, the Operating Partnership has deposited $50,000 into escrow as earnest money pending the closing or termination of the Corpus Christi Contribution Agreement. Except in certain circumstances described in the Corpus Christi Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Corpus Christi Contribution Agreement, it will forfeit the earnest money.

We are still conducting our diligence review with respect to each of these properties.  These pending acquisitions are subject to our completion of satisfactory due diligence and other closing conditions. There can be no assurance we will complete any or all of these pending property contributions on the contemplated terms, or at all.

Lines of Credit

On January 19, 2021, we entered into an amendment to our $5.0 million revolving line of credit loan agreement dated as of February 10, 2020 with Western State Bank.  The Amendment extends the maturity date of the Loan from February 10, 2021 to May 10, 2021. No other changes were made to the Loan as a result of the Amendment.

PPP Loans

On January 29, 2021, we entered into six new unsecured promissory notes totaling $716,400, under the Second Draw Paycheck Protection Program (the “Second Draw PPP”) created by the Consolidated Appropriations Act, 2021 (the “CAA Act”), through Western State Bank. The term of each Second Draw PPP loan is five years. The interest rate on each Second Draw PPP loan is 1.0% per annum, which shall be deferred for the first sixteen months of the term of the loan. After the initial sixteen-month deferral period, each loan requires monthly payments of principal and interest until maturity with respect to any portion of such Second Draw PPP loan which is not forgiven as described below. We are permitted to prepay each Second Draw PPP loan at any time with no prepayment penalties.

On February 16, 2021, we, through our subsidiary LF3 Southaven TRS, LLC (“Southaven TRS”), entered into an unsecured promissory note under the PPP through Western State Bank.  The amount of the PPP loan for Southaven TRS is $85,400.  The term of the PPP loan is five years. The interest rate on the PPP loan is 1.0% per annum, which shall be deferred for the first sixteen months of the term of the loan. After the initial sixteen-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven as described below.  We are permitted to prepay the PPP loan at any time with no prepayment penalties.

Under the terms of the CARES Act and the CAA Act, as applicable, PPP loan recipients and Second Draw PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of such loans. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs, the maintenance of employee and compensation levels and certain other approved expenses. No assurance is provided that we will obtain forgiveness of any or all of the Second Draw PPP loans or the PPP loan for Southaven TRS in whole or in part.

In February 2021, we received forgiveness on the full balance of the six PPP loans received during the year ended December 31, 2020, in the amount of $763,100, each in accordance with the terms and conditions of the CARES Act.

Status of the GO Unit Offering

As of March 29, 2021, our GO Unit Offering remained open for new investment, and since the inception of the offering we had issued and sold 1,215,960 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $8.4 million.

Status of the Offering

As of March 29, 2021, our private offering remained open for new investment, and since the inception of the offering we had issued and sold 182,291 shares of common stock, including 113,877 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $1.7 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See the Index to Financial Statements at page F-1 of this report.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on its assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included under the heading “Certain Information About Management and Corporate Governance” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2020, and such required information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included under the heading “Certain Information About Management and Corporate Governance” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2020, and such required information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included under the heading “Securities Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2020, and such required information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included under the heading “Certain Information About Management and Corporate Governance” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2020, and such required information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2020, and such required information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-23 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement, dated as of June 1, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

3.2		Articles Supplementary for Interval Common Stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

3.3

Bylaws, dated of as April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 12, 2019)

3.4

Limited Partnership Agreement of the Operating Partnership, dated as of April 11, 2018 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

3.5

First Amendment to Limited Partnership Agreement of the Operating Partnership, effective as of April 29, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

3.6

Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of June 15, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2020)

3.7	*	First Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of February 4, 2021

4.1		Dividend Reinvestment Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

4.2

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.1

Amended and Restated Advisory Agreement among the Registrant, the Operating Partnership and the Advisor, effective as of June 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

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

10.29

Second Amendment to Asset Purchase Agreement for the purchase of the Pineville Property between GNP Group of Pineville, LLC and Lodging Fund Real Estate Investment Trust III, dated as of November 26, 2018 (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.30

Third Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of November 30, 2018 (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.31

Reinstatement of and Fourth Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of December 10, 2018 (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.32

Fifth Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of December 14, 2018 (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.33

Sixth Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of December 19, 2018 (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.34

Seventh Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of December 21, 2018 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.35

Eighth Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of December 28, 2018 (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.36

Assignment and Assumption of and Ninth Amendment to Asset Purchase Agreement for the purchase of the Pineville Property, dated as of March 19, 2019 (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.37

Assignment of Asset Purchase Agreement for the purchase of the Pineville Property, dated on or as of March 19, 2019 (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.38

Hotel Purchase and Sale Agreement for the purchase of the Eagan Property, dated as of April 10, 2019 (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.39

First Amendment to Hotel Purchase and Sale Agreement for the purchase of the Eagan Property, dated as of May 1, 2019 (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.40

Second Amendment to Hotel Purchase and Sale Agreement for the purchase of the Eagan Property, dated as of June 3, 2019 (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.41

Assignment of Hotel Purchase and Sale Agreement for the purchase of the Eagan Property, dated on or as of June 19, 2019 (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.42

Sale and Purchase Agreement for the purchase of the Prattville Property, dated as of May 9, 2019 (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.43

First Amendment to Sale and Purchase Agreement for the Prattville Property, effective as of June 28, 2019 (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.44

Account Closure Agreement, dated as of September 18, 2019, Regarding Revolving Line of Credit with TCF National Bank (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.45

Agreement of Purchase and Sale for the purchase of the Lubbock Home2 Suites, dated as of July 26, 2019 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.46

First Amendment to the Agreement of Purchase and Sale for the Purchase of the Lubbock Home2 Suites, dated as of September 11, 2019 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.47

Reinstatement and Second Amendment to the Agreement of Purchase and Sale for the purchase of the Lubbock Home2 Suites, dated as of October 1, 2019 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.48

Assignment of Agreement of Purchase and Sale for the purchase of the Lubbock Home2 Suites, dated as of December 26, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2019)

10.49

Agreement of Purchase and Sale for the Purchase of the Lubbock Fairfield Inn & Suites, dated as of July 26, 2019 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.50

First Amendment to the Agreement of Purchase and Sale for the purchase of the Lubbock Fairfield Inn & Suites, dated as of September 11, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.51

Reinstatement and Second Amendment to the Agreement of Purchase and Sale for the Purchase of the Lubbock Fairfield Inn & Suites, dated as of October 1, 2019 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.52

Assignment of Agreement of Purchase and Sale for the purchase of the Lubbock Fairfield Inn & Suites, dated as of December 26, 2019 (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.53.1

Asset Purchase Agreement for the Southaven Homewood Suites, effective as of November 5, 2019 (incorporated by reference to Exhibit 10.53.1 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.53.2

First Amendment to Purchase Agreement for the Southaven Homewood Suites, effective as of January 3, 2020 (incorporated by reference to Exhibit 10.53.2 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.53.3

Second Amendment to Purchase Agreement for the Southaven Homewood Suites, dated as of January 31, 2020 (incorporated by reference to Exhibit 10.53.3 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.54.1

Assumption Agreement relating to the Lubbock Home2 Suites loan, dated as of December 30, 2019 (incorporated by reference to Exhibit 10.54.1 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.54.2

Joinder by and Agreement of New Indemnitor relating to the Lubbock Home2 Suites, effective as of December 30, 2019 (incorporated by reference to Exhibit 10.54.2 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.54.3

Assignment and Subordination of Management Agreement relating to the Lubbock Home2 Suites, dated as of December 30, 2019 (incorporated by reference to Exhibit 10.54.3 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.54.4	Promissory Note relating to the Lubbock Home2 Suites, dated as of October 4, 2016 (incorporated by reference to Exhibit 10.54.4 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.54.5	Loan Agreement relating to the Lubbock Home2 Suites, dated as of October 4, 2016 (incorporated by reference to Exhibit 10.54.5 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.54.6	Deed of Trust relating to the Lubbock Home2 Suites, dated as of October 4, 2016 (incorporated by reference to Exhibit 10.54.6 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.54.7

Assignment of Leases and Rents relating to the Lubbock Home2 Suites, dated as of October 4, 2016 (incorporated by reference to Exhibit 10.54.7 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.54.8

Guaranty of Recourse Obligations relating to the Lubbock Home2 Suites, dated as of October 4, 2016 (incorporated by reference to Exhibit 10.54.8 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.55.1

Consent, Amendment and Assumption Agreement relating to the Lubbock Fairfield Inn loan, dated as of January 8, 2020 (incorporated by reference to Exhibit 10.55.1 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.55.2	Promissory Note relating to the Lubbock Fairfield Inn, dated as of April 4, 2019 (incorporated by reference to Exhibit 10.55.2 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.55.3	Loan Agreement relating to the Lubbock Fairfield Inn, dated as of April 4, 2019 (incorporated by reference to Exhibit 10.55.3 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.55.4

Assignment of Leases and Rents relating to the Lubbock Fairfield Inn, dated as of April 4, 2019 (incorporated by reference to Exhibit 10.55.4 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.55.5	Deed of Trust relating to the Lubbock Fairfield Inn, dated as of January 8, 2020 (incorporated by reference to Exhibit 10.55.5 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.55.6

Guaranty of Recourse Obligations relating to the Lubbock Fairfield Inn, dated as of January 8, 2020 (incorporated by reference to Exhibit 10.55.6 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.55.7

Environmental Indemnity Agreement relating to the Lubbock Fairfield Inn, dated as of January 8, 2020 (incorporated by reference to Exhibit 10.55.7 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.55.8

Acknowledgement of Property Manager and Borrower relating to the Lubbock Fairfield Inn, dated as of January 8, 2020 (incorporated by reference to Exhibit 10.55.8 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.56.1

Business Loan Agreement for Revolving Line of Credit with Western State Bank, dated February 10, 2020 (incorporated by reference to Exhibit 10.3.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.56.2	Promissory Note issued to Western State Bank, dated February 10, 2020 (incorporated by reference to Exhibit 10.3.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.56.3

Mortgage granted to Western State Bank relating to the Cedar Rapids Property, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.3 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.56.4

Mortgage granted to Western State Bank relating to the Eagan Property, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.4 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.56.5

Assignment of Rents granted to Western State Bank relating to the Cedar Rapids Property, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.5 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.56.6

Assignment of Rents granted to Western State Bank relating to the Eagan Property, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.6 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.56.7

Commercial Security Agreement relating to the Cedar Rapids Property, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.7 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.56.8	Commercial Security Agreement relating to the Eagan Property, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.8 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.56.10	Commercial Guaranty by Corey R. Maple to Western State Bank, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.10 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.56.11	Commercial Guaranty by the Registrant to Western State Bank, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.11 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.56.13	Agreement to Provide Insurance relating to the Eagan Property, dated February 10, 2020 (incorporated by reference to Exhibit 10.56.13 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.57.1

Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of November 22, 2019 (incorporated by reference to Exhibit 10.57.1 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.57.2

First Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of January 13, 2020 (incorporated by reference to Exhibit 10.57.2 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.57.3

Second Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of January 31, 2020 (incorporated by reference to Exhibit 10.57.3 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.57.4

Third Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of February 10, 2020 (incorporated by reference to Exhibit 10.57.4 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.57.5

Fourth Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of February 17, 2020 (incorporated by reference to Exhibit 10.57.5 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.58.1

Loan Agreement with Wells Fargo Bank, National Association, relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.58.1 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.58.2

Term Loan Note issued to Wells Fargo Bank, National Association, relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.58.2 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.58.3

Security Agreement relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.58.3 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.58.4

Environmental Indemnity Agreement by the subsidiary borrowers and Corey R. Maple relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.58.4 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.58.5	Deed of Trust relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.58.5 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.58.6

Guaranty by Corey R. Maple relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.58.6 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.59

Hotel Management Agreement between LF Southaven TRS, LLC and Vista Host Inc. relating to the Southaven Homewood Suites, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 25, 2020)

10.60

Promissory Note issued to Western State Bank relating to the Lubbock Property, dated April 10, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.61

Promissory Note issued to Western State Bank relating to the Lubbock Home2 Property, dated April 10, 2020 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.62

Promissory Note issued to Western State Bank relating to the Cedar Rapids Property, dated April 17, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.63

Promissory Note issued to Western State Bank relating to the Pineville Property, dated April 17, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.64

Promissory Note issued to Western State Bank relating to the Eagan Property, dated April 17, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.65

Promissory Note issued to Western State Bank relating to the Prattville Property, dated April 17, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.66.1

Change in Terms Agreement with Western State Bank, dated April 17, 2020, relating to the loan dated March 5, 2019 related to the Cedar Rapids Property (incorporated by reference to Exhibit 10.13.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.66.2

Modification of Mortgage, dated April 17, 2020 relating to the mortgage dated March 5, 2019 related to the Cedar Rapids Property (incorporated by reference to Exhibit 10.13.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.67.1

Change in Terms Agreement with Western State Bank, dated April 17, 2020, relating to the loan dated June 19, 2019 related to the Eagan Property (incorporated by reference to Exhibit 10.14.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.67.2

Modification of Mortgage, dated April 17, 2020 relating to the mortgage dated June 19, 2019 related to the Eagan Property (incorporated by reference to Exhibit 10.14.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.68

Forbearance Agreement with Wells Fargo Bank, National Association, dated as of April 22, 2020 and effective as of May 1, 2020, relating to the loan dated July 11, 2019 related to the Prattville Property (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.69

Forbearance Agreement with Wells Fargo Bank, National Association, dated as of April 22, 2020 and effective as of May 1, 2020, relating to the loan dated February 21, 2020 related to the Southaven Property (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

10.70

Fifth Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of April 2, 2020 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2020)

10.71

Sixth Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of May 4, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2020)

10.72

Seventh Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of June 22, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2020)

10.73

Eighth Amendment to Agreement of Purchase and Sale for Hampton Inn York, Home2 Suites York, Fairfield Inn & Suites Hershey, dated as of July 15, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2020)

10.74	Form of Services Agreement with One Rep Construction (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2020)

10.75

First Amendment to Management Agreement, dated August 14, 2020, by and among the Company, LF3 Prattville TRS, LLC and NHS LLC dba National Hospitality Services (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.76

Amended and Restated Term Loan Note issued to Wells Fargo Bank, National Association, relating to the Southaven Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.77

First Amendment to Loan Agreement with Wells Fargo Bank, National Association, relating to the Southaven Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.78

First Amendment to Guaranty between Corey R. Maple and Wells Fargo Bank, National Association, relating to the Southaven Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.79

Amended and Restated Term Loan Note issued to Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.80

First Amendment to Loan Agreement with Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.81

First Amendment to Guaranty between Corey R. Maple and Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.82

First Amendment to Guaranty between Corey R. Maple and Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.83	*	First Amendment to Contribution Agreement, dated as of November 30, 2020, by and between the Operating Partnership and LN Hospitality Denver, LLC for the Aurora Property

10.84	*	Amended and Restated Contribution Agreement, dated as of January 29, 2021, by and between the Operating Partnership and LN Hospitality Denver, LLC for the Aurora Property

10.85.1	*	Loan Agreement by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021

10.85.2	*	Promissory Note issued by LF3 Aurora, LLC and LF3 Aurora TRS, LLC to Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021

10.85.3	*	Fee and Leasehold Deed of Trust and Security Agreement by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021

10.85.4	*	Guaranty Agreement, by and among Access Point Financial, LLC, LF3 Aurora, LLC, LF3 Aurora TRS, LLC and the Company, relating to the Aurora Property, dated as of February 4, 2021

10.85.5	*	Environmental Indemnity Agreement, by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC, and the Company, to Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021

10.85.6	*	Assignment of Leases and Rents by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021

10.85.7	*

Agreement for Subordination of Payments to Related Parties by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021

10.85.8	*	Pledge Agreement by and between Lodging Fund REIT III OP, LP and Access Point Financial, LLC relating to LF3 Aurora, LLC and the Aurora Property, dated as of February 4, 2021

10.85.9	*	Pledge Agreement by and between Lodging Fund REIT III TRS, Inc. and Access Point Financial, LLC relating to LF3 Aurora TRS, LLC and the Aurora Property, dated as of February 4, 2021

10.85.10	*	Acknowledgement of CoPACE Assessment by and between LN Hospitality Denver, LLC and LF3 Aurora, LLC to Twain Funding I, LLC, relating to the Aurora Property, dated as of February 3, 2021

10.86	*	Contribution Agreement, dated as of January 8, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property

10.87	*	Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of January 19, 2021

10.88	*	Promissory Note issued to Western State Bank relating to the Cedar Rapids Property, dated January 29, 2021

10.89	*	Promissory Note issued to Western State Bank relating to the Pineville Property, dated January 29, 2021

10.90	*	Promissory Note issued to Western State Bank relating to the Eagan Property, dated January 29, 2021

10.91	*	Promissory Note issued to Western State Bank relating to the Prattville Property, dated January 29, 2021

10.92	*	Promissory Note issued to Western State Bank relating to the Lubbock Fairfield Property, dated January 29, 2021

10.93	*	Promissory Note issued to Western State Bank relating to the Lubbock Home2 Property, dated January 29, 2021

10.94	*	Promissory Note issued to Western State Bank relating to the Southaven Property, dated February 16, 2021

10.95	*

Contribution Agreement, dated as of February 17, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property

10.96	*	Form of Services Agreement with NHS dba National Hospitality Services

10.97	*	Letter Agreement between Midland Loan Services, LF3 Lubbock Expo, LLC and LF3 Lubbock Expo TRS, LLC regarding the Lubbock Fairfield Inn loan, dated as of March 2, 2021

10.98	*	Contribution Agreement, dated as of March 8, 2021, by and between the Operating Partnership and HCNA Enterprises, Inc. for the Corpus Christi Fairfield Inn Property

10.99	*

Limited Consent and Waiver Agreement, dated February 16, 2021 between Wells Fargo Bank, National Association, LF3 Prattville, LLC, LF3 Prattville TRS, LLC, and Corey R. Maple regarding the Prattville Property loan.

10.100	*

Limited Consent and Waiver Agreement, dated February 16, 2021 between Wells Fargo Bank, National Association, LF3 Southaven, LLC, LF3 Southaven TRS, LLC, and Corey R. Maple regarding the Southaven Property loan.

10.101	*

Consent to PPP Loan Agreement, dated March 5, 2021 between Wells Fargo Bank, National Association, LF3 Lubbock Expo, LLC, Lodging Fund REIT III, Inc., and Lodging Fund REIT III OP, LP regarding to the Lubbock Fairfield Inn loan.

10.102	*	Side Letter Agreement, dated May 18, 2020 between Wells Fargo Bank, National Association, LF Pineville, LLC, LF3 Pineville TRS, LLC, and Norman H. Leslie regarding the Pineville Property loan.

21.1	*	Subsidiaries of the Registrant

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Share Repurchase Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

* Filed herewith.

** Furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Item 16. Form 10-K Summary.

None.

INDEX TO FINANCIAL STATEMENTS

LODGING FUND REIT III, INC. & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lodging Fund REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lodging Fund REIT III, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Phoenix, Arizona

March 31, 2021

We have served as the Company's auditor since 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets
Investment in hotel properties, net of accumulated depreciation of $4,712,578 and $1,255,712	$100,744,186	$65,408,308
Cash and cash equivalents	7,960,159	10,898,556
Restricted cash	4,568,908	5,275,815
Accounts receivable, net	114,282	107,976
Franchise fees, net	955,238	721,690
Prepaid expenses and other assets	2,071,708	1,623,584
Total Assets	$116,414,481	$84,035,929

Liabilities and Equity
Debt, net	$63,924,719	$40,980,632
PPP Loan	763,100	—
Accounts payable	670,548	543,669
Accrued expenses	1,560,931	582,750
Distributions payable	1,327,912	342,515
Due to related parties	1,904,051	966,379
Other liabilities	653,292	434,974
Total liabilities	70,804,553	43,850,919

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 7,611,653 and 6,005,743 shares issued and outstanding	76,116	60,057
Additional paid-in capital	74,610,627	58,961,101
Accumulated deficit	(31,855,995)	(18,396,163)
Total stockholders' equity	42,830,748	40,624,995
Non-controlling interest - Series B LP Units	(1,005,785)	(439,985)
Non-controlling interest - Series GO LP Units	3,784,965	—
Total equity	45,609,928	40,185,010
Total Liabilities and Equity	$116,414,481	$84,035,929

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019
Revenues
Room revenue	$14,333,261	$8,460,842
Other revenue	218,145	114,628
Total revenue	14,551,406	8,575,470

Expenses
Property operations	5,745,009	3,364,836
General and administrative	4,725,777	4,553,432
Sales and marketing	1,140,689	997,080
Franchise fees	1,165,165	826,843
Management fees	1,707,943	818,315
Acquisition expense	387,769	470,786
Depreciation	3,461,309	1,211,902
Total expenses	18,333,661	12,243,194

Other Income (Expense)
Other income (expense), net	(314,976)	(53,749)
Interest expense	(3,194,317)	(1,366,533)
Total other income (expense)	(3,509,293)	(1,420,282)

Net Loss Before Income Taxes	(7,291,548)	(5,088,006)

Income tax benefit (expense)	1,236,185	186,572

Net Loss	(6,055,363)	(4,901,434)

Net loss attributable to non-controlling interest - Series B LP Units	(301,521)	(244,521)
Net loss attributable to non-controlling interest - Series GO LP Units	(165,739)	—

Net Loss Attributable to Common Stockholders	$(5,588,103)	$(4,656,913)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.78)	$(1.36)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	7,153,035	3,432,099

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
			Additional		Total	Non-controlling	Non-controlling
		Par	Paid-In	Accumulated	Stockholders'	Interest -	Interest	Total
	Shares	Value	Capital	Deficit	Equity	Series B LP Units	Series GO LP Units	Equity
Balance at December 31, 2018	1,135,010	$11,350	$11,083,985	$(4,041,428)	$7,053,907	$(69,217)	$—	$6,984,690
Issuance of common stock	4,786,614	47,866	47,078,824	—	47,126,690	—	—	47,126,690
Offering costs	—	—	—	(7,299,159)	(7,299,159)	—	—	(7,299,159)
Distributions declared ($0.70 per share)	—	—	—	(2,398,663)	(2,398,663)	(126,247)	—	(2,524,910)
Distributions reinvested	84,119	841	798,292	—	799,133	—	—	799,133
Net loss	—	—	—	(4,656,913)	(4,656,913)	(244,521)	—	(4,901,434)
Balance at December 31, 2019	6,005,743	$60,057	$58,961,101	$(18,396,163)	$40,624,995	$(439,985)	$—	$40,185,010
Issuance of common stock	1,366,589	13,666	13,359,113	—	13,372,779	—	—	13,372,779
Issuance of GO Units	—	—	—	—	—	—	4,509,194	4,509,194
Offering costs	—	—	—	(2,851,801)	(2,851,801)	—	(558,490)	(3,410,291)
Distributions declared ($0.70 per share)	—	—	—	(5,019,927)	(5,019,927)	(264,280)	—	(5,284,207)
Distributions reinvested	303,511	3,035	2,880,318	—	2,883,353	—	—	2,883,353
Redemptions	(64,190)	(642)	(589,905)	—	(590,547)	—	—	(590,547)
Net loss	—	—	—	(5,588,104)	(5,588,104)	(301,520)	(165,739)	(6,055,363)
Balance at December 31, 2020	7,611,653	$76,116	$74,610,627	$(31,855,995)	$42,830,748	$(1,005,785)	$3,784,965	$45,609,928

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(6,055,363)	$(4,901,434)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,461,309	1,211,902
Amortization	281,636	250,787
Paid-in-kind Interest	226,988	—
Write-off of unamortized deferred financing costs	—	25,629
Loss on disposal of fixed assets	14,057	—
Deferred tax assets, net	(1,261,131)	(186,573)
Change in operating assets and liabilities:
Accounts receivable	(6,306)	(82,370)
Franchise fees	(300,000)	(700,000)
Due from related parties	—	1,285
Prepaid expenses and other assets	813,007	(651,843)
Accounts payable	159,447	410,036
Accrued expenses	993,763	460,124
Due to related parties	672,089	129,904
Other liabilities	198,818	364,750
Net cash used in operating activities	(801,686)	(3,667,803)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(27,190,749)	(40,686,810)
Improvements and additions to hotel properties	(1,622,058)	(308,188)
Net cash used in investing activities	(28,812,807)	(40,994,998)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	13,790,742	24,578,427
Proceeds from lines of credit	6,200,000	500,000
Proceeds from PPP loans	763,100	—
Principal payments on mortgage debt	(641,724)	(5,419,455)
Principal payments on lines of credit	(6,200,000)	(500,000)
Payments of deferred financing costs	(650,072)	(1,027,619)
Proceeds from issuance of common stock	13,372,779	47,126,690
Proceeds from issuance of GO Units	4,509,194	—
Payments of offering costs	(3,457,138)	(7,456,709)
Payments for shares redeemed	(566,515)	—
Distributions paid	(1,151,177)	(1,496,566)
Net cash provided by financing activities	25,969,189	56,304,768
Net change in cash, cash equivalents, and restricted cash	(3,645,304)	11,641,967
Beginning Cash, Cash Equivalents, and Restricted Cash	16,174,371	4,532,404
Ending Cash, Cash Equivalents, and Restricted Cash	$12,529,067	$16,174,371

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$2,315,376	$1,021,163
Income taxes paid	$1,963	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt assumed in connection with hotel property acquisition	$9,998,437	$17,699,541
Costs to acquire hotel properties included in due to related parties	$—	$109,926
Debt issuance costs included in due to related parties	$—	$109,459
Paid-in-kind interest	$226,988	$—
Offering costs included in accounts payable	$(32,568)	$(15,274)
Offering costs included in due to related parties	$1,303	$(151,133)
Offering costs included in accrued expenses	$(15,582)	$8,857
Distributions included in accrued expenses	$—	$174,338
Distributions included in due to related parties	$264,280	$54,873
Redemptions included in other liabilities	$24,032	$—
Reinvested distributions	$2,883,353	$799,133

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$10,898,556	$3,732,404
Restricted cash, beginning of period	5,275,815	800,000
Cash, cash equivalents, and restricted cash, beginning of period	$16,174,371	$4,532,404

Cash and cash equivalents, end of period	$7,960,159	$10,898,556
Restricted cash, end of period	4,568,908	5,275,815
Cash, cash equivalents, and restricted cash, end of period	$12,529,067	$16,174,371

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and three classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), and Series T Limited Partnership Units (“Series T LP Units”).  LF REIT III was the sole general partner of the OP, as of December 31, 2020 and 2019. As of December 31, 2020, there were no outstanding Common LP Units, Interval Units, or Series T LP Units, there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, and 654,868 Series GO LP Units.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000 (the “Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of December 31, 2020, the Company had issued and sold 7,675,843 shares of common stock, including 392,812 shares attributable to the DRIP, and received aggregate proceeds of $75.3 million. As of December 31, 2020, the Company had repurchased 64,190 shares, which represents an original investment of $641,898, including $16,898 of DRIP, for $590,547 under the Company’s Share Repurchase Plan. As of December 31, 2020, $24,032 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheet.

On April 29, 2020, the Company classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of the Company’s board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of December 31, 2020, the Company had not issued or sold any shares of Interval Common Stock.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of  LF REIT III as the General Partner of the OP, (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of December 31, 2020, the Company had issued and sold 654,868 Series GO LP Units and received aggregate proceeds of $4.5 million.

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

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The impact of the outbreak on the U.S. and world economies has been evolving, and as cases of COVID-19 have continued to be identified in additional countries, there have been international mandates, and mandates in the United States from federal, state and local authorities, instituting quarantines and stay-at-home orders, closing schools, and instituting restrictions on travel and/or limiting operations of non-essential offices and retail centers. Such actions are adversely impacting many industries, with the travel and hospitality industries being particularly adversely affected. Although our hotel properties have remained open through the pandemic in 2020, our occupancy levels have been lower than historical levels. The outbreak could have a continued adverse impact on economic and market conditions, and could trigger a continued slowdown in leisure and business travel, which is adversely impacting the travel and hospitality industries. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

The Company assesses the carrying value of its hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount of the property to the estimated future undiscounted cash flows of the property, which take into account current market conditions, including the impact of COVID-19, and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions or third-party appraisals.

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

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $557,881 and $311,172 for the year ended December 31, 2020 and 2019, respectively, and is included in sales and marketing in the consolidated statements of operations.

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

Offering Costs—The Company has incurred certain costs related directly to the Company’s private offerings consisting of, among other costs, commissions, legal, due diligence costs, printing, marketing, filing fees, postage, data processing fees, and other offering related costs. These costs are capitalized and recorded as a reduction of equity proceeds on the accompanying consolidated balance sheets.

Property Operations Expenses—Property operations expenses consist of expenses related to room rental, food and beverage sales, telephone usage, and other miscellaneous service costs, as well as all costs of operating the Company’s hotel properties such as building repairs, maintenance, property taxes, utilities, and other related costs.

Property Management Fees—Property management fees include expenses incurred for management services provided for the day-to-day operations of our hotel properties, which are generally charged at a rate of 4% of gross revenues. Property management fees also include asset management fees, which may be charged at an annual rate of up to 0.75% of gross assets and are paid to the Advisor.  For the year ended December 31, 2020 and 2019, asset management fees were charged only on the value of investments in hotel properties.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company adopted ASU 2014-09 as of January 1, 2019 and has applied it on a modified retrospective basis. Based on the Company’s completed assessment of this updated accounting guidance, it does not materially affect the amount or timing of revenue recognition for the Company and the Company did not recognize any cumulative-effect adjustment as a result of adoption.

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

3.    INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Land and land improvements	$10,324,772	$7,738,495
Building and building improvements	85,213,846	53,238,276
Furniture, fixtures, and equipment	8,927,694	5,687,249
Construction in progress	990,452	—
Investment in hotel properties, at cost	105,456,764	66,664,020
Less: accumulated depreciation	(4,712,578)	(1,255,712)
Investment in hotel properties, net	$100,744,186	$65,408,308

As of December 31, 2020, the Company owned seven hotel properties with an aggregate of 706 rooms located in six states.

Acquisitions of Hotel Properties

The Company acquired two properties during the year ended December 31, 2020 and four properties during the year ended December 31, 2019. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions. The table below outlines the details of the properties acquired each year since inception.

2020 Acquisitions

				Number
			Date	of Guest	Purchase	Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price	Costs	Total	Interest
Fairfield Inn & Suites (the "Lubbock Fairfield Inn Property")	Limited Service	Lubbock, TX	January 8, 2020	101	$15,150,000	$496,431	$15,646,431	100%
Homewood Suites (the "Southaven Property")	Extended Stay	Southaven, MS	February 21, 2020	99	20,500,000	445,090	20,945,090	100%
				200	$35,650,000	$941,521	$36,591,521

2019 Acquisitions

				Number
			Date	of Guest	Purchase	Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price	Costs	Total	Interest
Hampton Inn & Suites (the "Pineville Property")	Limited Service	Pineville, NC	March 19, 2019	111	$13,897,358	$303,744	$14,201,102	100%
Hampton Inn (the "Eagan Property")	Limited Service	Eagan, MN	June 19, 2019	122	13,950,000	278,333	14,228,333	100%
Home2 Suites (the "Prattville Property")	Extended Stay	Prattville, AL	July 11, 2019	90	14,750,000	356,014	15,106,014	100%
Home2 Suites (the “Lubbock Home2 Property”)	Extended Stay	Lubbock, TX	December 30, 2019	100	14,150,000	284,776	14,434,776	100%
				423	$56,747,358	$1,222,867	$57,970,225

2018 Acquisitions

				Number
			Date	of Guest	Purchase	Transaction		%
Hotel	Property Type	Location	Purchased	Rooms	Price	Costs	Total	Interest
Holiday Inn Express (the "Cedar Rapids Property")	Limited Service	Cedar Rapids, IA	November 30, 2018	83	$7,700,000	$158,333	$7,858,333	100
				83	$7,700,000	$158,333	$7,858,333

Six of the hotel properties listed above is subject to a management agreement with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive 5-year periods unless terminated earlier in accordance with its terms. The Pineville Property is currently being managed on a day-to-day basis by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. The Southaven Property is subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21st of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for two (2) successive 5-year periods unless terminated earlier in accordance with its terms.

The seller of the Pineville Property, an affiliate of Beacon, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. Further, if the Company sells the Pineville Property or terminates the Beacon sub-management agreement without cause prior to March 31, 2021, the Company will be required to pay liquidated damages of at least $1.0 million unless the seller elects to receive the additional consideration described above.  As of December 31, 2020, no amounts were owed or paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

The aggregate purchase price for the hotel properties acquired during the years ended December 31, 2020 and 2019 were allocated as follows:

	December 31,	December 31,
	2020	2019
Land and land improvements	$2,576,166	$6,201,529
Building and building improvements	31,605,174	47,412,115
Furniture, fixtures, and equipment	3,007,846	4,772,707
Total assets acquired	37,189,186	58,386,351

Premium on assumed debt	(597,665)	(416,126)
Total liabilities assumed	(597,665)	(416,126)
Total purchase price(1)	36,591,521	57,970,225

Assumed mortgage debt	9,400,772	17,283,415

Net purchase price	$27,190,749	$40,686,810

(1)	Total purchase price includes purchase price plus all transaction costs.

4.    PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	December 31,	December 31,
	2020	2019
Franchise fees(1)	$175,000	$475,000
Acquisition costs	85,959	472,569
Deferred tax assets, net	1,466,940	205,808
Insurance	214,903	113,571
Other	128,906	356,636
	$2,071,708	$1,623,584

(1) Prepaid franchise fees paid in relation to the Aurora acquisition. See Note 13 “Subsequent Events” for additional details.

5.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2020	2019
Acquisition costs	$—	187,800
Property taxes	741,539	114,960
Interest	569,197	136,960
Other	250,195	143,030
	$1,560,931	$582,750

6.    DEBT

Lines of Credit

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit.  The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021.  The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of

3.75% per annum as of December 31, 2020.  The line of credit is secured by the Company’s Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership.  The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other.  The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of December 31, 2020, there was no outstanding balance on the line of credit. On January 19, 2021, the line of credit was amended to extend the maturity date to May 10, 2021.

On August 22, 2018, the Company entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. The line of credit requires monthly payments of interest only, with all principal due at maturity on November 22, 2020. The line of credit is partially guaranteed by each of Corey Maple and Norman Leslie, as executive officers of the Company and members of the Advisor, each in the amount of $1.2 million. The line of credit was not renewed on November 22, 2020 and the loan was closed. As of December 31, 2019, there was no outstanding balance on the line of credit and the interest rate was 5.75%.

Mortgage Debt

As of December 31, 2020, the Company had $64.4 million in outstanding mortgage debt secured by seven properties, with maturity dates ranging from June 2024 to April 2029, with fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.54%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of December 31, 2020 and 2019, certain mortgage debt was guaranteed by the members of the Advisor. The Company was either in compliance with its debt covenants or received a waiver of testing of its debt covenants as of December 31, 2020 as noted below. The Company was in compliance with all debt covenants as of December 31, 2019.

As of December 31, 2020, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. At the onset of a trigger period, the Pineville Loan will enter into a cash management period. The Company has requested a waiver of the financial covenants as of December 31, 2020, but as of the date of this filing it had not been received. If the Company is unable to obtain a waiver, the loan will go into cash management, however the other terms of the Pineville Loan will not change, including the timing or amounts of payments, or the expiration date. The lender for the Company’s loan secured by the Lubbock Fairfield Property (the “Lubbock Fairfield Loan”) waived the required financial covenants under the terms of the Lubbock Fairfield Loan through December 31, 2020. The promissory note and related loan documents regarding the Lubbock Home2 Property did not have any required financial covenants as of December 31, 2020. Other than as described above for the Pineville Loan, the Company was either in compliance with its debt covenants or received a waiver of testing of its debt covenants as of December 31, 2020 as noted below. The Company was in compliance with all debt covenants as of December 31, 2019.

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

On August 14, 2020, the Prattville Loan was amended (the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust other terms of the Prattville Loan.  The Prattville Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Prattville Forbearance Agreement and Prattville Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account.  The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $831,379, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. The Company was in compliance with the required financial covenants under the terms of the Prattville Amendment through December 31, 2020.

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

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan.  The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account.  The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $1,498,889, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. The Company did not have any required financial covenants under the terms of the Southaven loan in effect as of December 31, 2020.

Paycheck Protection Program (“PPP”) Loans

In April 2020, the Company entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed in March 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of each PPP loan is 2 years, which may be extended to 5 years at the Company’s election. The interest rate on each PPP loan is 1.0% per annum, which shall be deferred for a period of time. After the initial deferral period, each loan requires monthly payments of principal and interest until maturity with respect to any portion of such PPP loan which is not forgiven as described below.  The initial deferral period ends at either i) the date the SBA remits the borrower’s loan forgiveness amount, or ii) if the Company has not applied for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. The Company’s covered period ended September 25, 2020, for two of its PPP loans and ended October 2, 2020, for four of its PPP loans. The Company is permitted to prepay each PPP loan at any time with no prepayment penalties.   Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. As of December 31, 2020, the outstanding balance of the PPP Loans was $763,100. In February 2021, we applied for and received one hundred percent (100%) forgiveness of all six PPP Loans.

The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of December 31, 2020 and 2019 for each of the Company’s mortgage debt obligations.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	December 31,	Maturity	December 31,	December 31,
Hotel Property	2020	Date	2020	2019
Holiday Inn Express - Cedar Rapids(1)	5.33%	09/01/2024	$5,858,134	$5,527,392
Hampton Inn & Suites - Pineville	5.13%	06/06/2024	8,973,775	9,154,289
Hampton Inn - Eagan	4.60%	01/01/2025	9,317,589	9,369,276
Home2 Suites - Prattville(1)	4.13%	08/01/2024	9,647,085	9,620,000
Home2 Suites - Lubbock	4.69%	10/06/2026	7,792,602	8,000,430
Fairfield Inn & Suites - Lubbock	4.93%	04/06/2029	9,272,870	—
Homewood Suites - Southaven(1)	3.70%	03/03/2025	13,586,110	—
Total Mortgage Debt			64,448,165	41,671,387
Premium on assumed debt, net			854,928	389,285
Deferred financing costs, net			(1,378,374)	(1,080,040)
Net Mortgage			63,924,719	40,980,632

$3.0 million line of credit	5.00%(2)	11/22/2020	—	—
$5.0 million line of credit	3.75%(3)	2/10/2021	—	—
Total Lines of Credit			—	—

PPP Loans	1.00%	Various(4)	763,100	—

Debt, net			$64,687,819	$40,980,632

(1)	Loan is interest-only for the first 12 months after origination.
(2)	Variable interest rate equal to U.S. Prime Rate plus 1.00%, with a minimum rate of 5.00%. This line of credit was closed in November 2020.
(3)	Variable interest rate equal to U.S. Prime Rate plus 0.50%.
(4)	Two PPP Loans totaling $286,100 had maturity dates on April 10, 2022, and four PPP Loans totaling $477,000 had maturity dates on April 17, 2022. All six PPP Loans were forgiven in February 2021.

Future Minimum Payments

As of December 31, 2020, the future minimum principal payments on the Company’s debt were as follows:

2021	$1,260,679
2022	1,981,401
2023	1,525,904
2024	24,027,534
2025	21,367,153
Thereafter	15,048,594
65,211,265

Premium on assumed debt, net	854,928
Deferred financing costs, net	(1,378,374)

$64,687,819

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of December 31, 2020 and 2019 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of December 31, 2020 and 2019. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using an estimate of current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy.  As of December 31, 2020, the estimated fair value of the Company’s mortgage debt was $67.5 million, compared to the gross carrying value $64.4 million. As of December 31, 2019, the estimated fair value of the Company’s mortgage debt was $42.7 million, compared to the gross carrying value $41.7 million.

8.    INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the periods ended December 31, 2020 and 2019. The Company did not have any uncertain tax positions as of December 31, 2020 and 2019, respectively.  For the year ended December 31, 2020 and 2019, all distributions paid were determined to be 100% returns of capital distributions.

The Company’s TRS generated a net operating loss (“NOL”) for the year ended December 31, 2020 and 2019, which can be carried forward to offset future taxable income. As of June 30, 2020, the Company recorded a partial valuation allowance against its deferred tax assets of $1.1 million, primarily related to the uncertainty of effects of the ongoing COVID-19 pandemic on the hospitality and travel industries. During the three months ended September 30, 2020, the Company experienced some level of recovery, from the unprecedented lows in April and May 2020, at all of our hotel properties. As a result, the Company revised the partial valuation allowance against deferred tax assets to $600,901 as of September 30, 2020. Based on the Company’s actual results through December 31, 2020, and general industry projections that the hotel industry will return to 2019 levels of activity and RevPAR sometime during 2024 or 2025, the Company expects to fully utilize our NOL to offset future taxable income prior to expiration. As such, the Company has not recorded a valuation allowance against its deferred tax assets as of December 31, 2020. As of December 31, 2020 and 2019, the Company had recorded net deferred tax assets of $1,466,942 and $205,808, respectively, primarily attributable to its NOLs generated in the current year and prior periods, net of temporary differences primarily related to deprecation. The Company’s NOLs will expire in 2038-2040 for state tax purposes and will not expire for federal tax purposes. As of December 31, 2020 and 2019, the Company had NOL carryforwards for federal income tax purposes of $2.6 million and $1.1 million, respectively, and NOL carryforwards for state income tax purposes of $500,450 and $268,502, respectively.

As of December 31, 2020, the tax years 2018 through 2020 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

The components of the Company’s income tax benefit are as follows:

	For the Year Ended December 31,
	2020	2019
Federal:
Deferred	$1,028,909	$143,746
State:
Deferred	207,276	42,826
Income tax benefit	$1,236,185	$186,572

The provision for income taxes is difference from the income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the Year Ended December 31,
	2020	%	2019	%
Expected income tax benefit at U.S. Federal statutory rate	$1,531,225	-21.0%	$1,068,481	-21.0%
Tax impact of REIT election	(504,981)	6.9%	(927,264)	18.2%
Expected tax benefit at TRS	1,026,244	-14.1%	141,217	-2.8%

State income tax benefit, net	185,925	-2.5%	42,826	-0.8%
Temporary differences - deprecation	24,016	-0.3%	2,529	-0.1%

Income tax benefit	$1,236,185	-17.0%	$186,572	-3.7%

As of December 31, 2020 and 2019, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards - Federal	$2,590,484	$1,148,996
Net operating loss carryforwards - State	500,450	268,502
	3,090,934	1,417,498
Deferred Tax Liabilities:
Tax FF&E basis less than book basis - Federal	(1,383,589)	(990,986)
Tax FF&E basis less than book basis - State	(240,403)	(220,704)
	(1,623,992)	(1,211,690)

Deferred tax assets, net	$1,466,942	$205,808

9.    RELATED PARTY TRANSACTIONS

Legendary Capital REIT III, LLC—Substantially all of the Company’s business is managed by the Advisor and its affiliates, pursuant to the Advisory Agreement. The Advisor is owned by Corey R. Maple and Norman H. Leslie. The

Company has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services. The Company reimburses the Advisor and its affiliates, at cost, for certain expenses incurred on behalf of the Company, as described in more detail below. The Advisory Agreement has a term of 10 years.

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

The Advisor and its affiliates may be reimbursed by the Company for certain organization and offering expenses in connection with the Company’s securities offerings, including legal, printing, marketing and other offering-related costs and expenses. Following the termination of the Offering, the Advisor will reimburse the Company for any such amounts incurred by the Company in excess of 15% of the gross proceeds of the Offering. In addition, the Company may pay directly or reimburse the Advisor and its affiliates for certain costs incurred in connection with its provision of services to the Company, including certain acquisition costs, financing costs, and sales and marketing costs as well as an allocable share of general and administrative overhead costs. All reimbursements are paid to the Advisor and its affiliates at cost.

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the year ended December 31, 2020 and 2019, were as follows:

	Incurred
	For the Year Ended December 31,
	2020	2019
Fees:
Acquisition fees	$501,949	$818,521
Financing fees	501,949	818,521
Asset management fees	831,813	305,398
Performance fees	143,466	68,534
	$1,979,177	$2,010,974

Reimbursements:
Offering costs	$1,241,419	$2,174,471
General and administrative	2,495,118	2,699,813
Sales and marketing	185,601	386,694
Acquisition costs	95,597	989,346
Other (income) expense, net	—	11,053
	$4,017,735	$6,261,377

For the year ended December 31, 2020 and 2019, the Operating Partnership recognized distributions payable to the Advisor in the amount of $264,280 and $126,247, respectively, in connection with the Advisor’s ownership of Series B LP Units.  For the year ended December 31, 2020 and 2019, the Company paid distributions in the amount of $31,535 and $37,634 respectively, to Corey Maple and Norman Leslie in connection with their ownership of 53,763 shares each, of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. Corey Maple, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama and Southaven, Mississippi, which had original loan amounts of $9.6 million and $13.5 million, respectively, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Norman Leslie, is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million.  Mr. Maple and Mr. Leslie were also guarantors of the Company’s $3.0 million line of credit, each in the amount of $1.2 million. That line of credit was closed in November 2020.  For the year ended December 31, 2020, the Company accrued guarantee fees in the amount of $155,508 to each Mr. Maple and Mr. Leslie. The total amount accrued of $311,016 remained unpaid at December 31, 2020 and is included in Due to Related Party on the accompanying consolidated balance sheet. No guarantee fees were assessed for the year ended December 31, 2019, and no guarantee fees were outstanding and payable at December 31, 2019.

As of December 31, 2020 and 2019, the Company had amounts due and payable to the Advisor and its affiliates of $1,720,605 and $918,863, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

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

NHS also earns a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received by sellers or contributors during the period of due diligence.  Such fee is waived if, upon acquisition by us, NHS is selected as the management company for the hotel property.  NHS is also reimbursed for actual out-of-pocket costs incurred in providing the due diligence services.

Fees and reimbursements earned and payable to, NHS for the year ended December 31, 2020 and 2019, were as follows:

	Incurred		Payable as of
	For the Year Ended December 31,		December 31,	December 31,
	2020	2019	2020	2019
Fees:
Management fees	$458,163	$342,101	$36,509	$30,024
Administrative fees	70,623	52,605	5,648	4,617
Accounting fees	101,976	49,028	10,701	4,303
	$630,762	$443,734	$52,858	$38,944

Reimbursements	$271,787	$227,398	$5,530	$8,572

One Rep Construction, LLC (“One Rep”)—One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2020 and 2019 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the year ended December 31, 2020 and 2019, the Company incurred $176,669 and $44,308 of construction management fees payable to One Rep, respectively. As of December 31, 2020 and 2019, the amounts outstanding and due to One Rep were $34,988 and $26,665, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

10.    FRANCHISE AGREEMENTS

As of December 31, 2020 and 2019, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)(4)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2020	$1,204,910	$0.175	$691,604	$418,286	$1,109,890	$(1,141,973)
Second Quarter 2020	1,313,186	0.175	—	—	—	(349,329)
Third Quarter 2020	1,368,309	0.175	213,784	1,410,688	1,624,472	892,326
Fourth Quarter 2020	1,397,802	0.175	245,789	1,054,379	1,300,168	(202,710)
	$5,284,207	$0.700	$1,151,177	$2,883,353	$4,034,530	$(801,686)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Used in
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2019	$280,080	$0.175	$98,912	$115,475	$214,387	$(1,215,000)
Second Quarter 2019	505,418	0.175	256,191	191,395	447,586	(316,321)
Third Quarter 2019	745,048	0.175	422,533	266,527	689,060	(222,112)
Fourth Quarter 2019	994,364	0.175	718,930	225,736	944,666	(1,914,370)
	$2,524,910	$0.700	$1,496,566	$799,133	$2,295,699	$(3,667,803)

(1)	Distributions for the years ended December 31, 2020 and 2019, were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from April 1, 2020 through June 30, 2020 were payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from July 1, 2020 through September 30, 2020 were payable to each stockholder 30% in cash (or through the DRP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share.
(2)	Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	During 2019 and through the first quarter of 2020, distributions were paid on a monthly basis. Beginning the second quarter of 2020, distributions, if any, will be declared and paid on a quarterly basis. In general, distributions for all record dates of a given quarter are paid on or about the tenth day of the first month following the end of a quarter.
(4)	Distributions for the period from March 1, 2020 through March 31, 2020 and April 1, through June 30, 2020 were paid in July 2020. Distributions for the period from July 1, 2020 through September 30, 2020 were paid in October 2020.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion.  The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares.  There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan.  During the year ended December 31, 2020, the Company repurchased 64,190 shares, which represents an original investment of $641,898, including $16,898 of DRIP shares, for $590,547. As of December 31, 2020, $24,032 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets. During the year ended December 31, 2019, we did not repurchase any shares pursuant to our share repurchase plan because no shares were submitted for repurchase. As of December 31, 2020, the Company had $2,883,353 available for eligible repurchases in all of 2021.

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

Interval Share Offering

The Company is offering up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share.  As of December 31, 2020, the Company had not issued or sold any shares of Interval Common Stock.

Non-Controlling Interests

The Operating Partnership currently has 4 classes of Limited Partner Units which include the Common Limited Units, the Series B LP Units, the Series T LP Units and the GO Limited Units.  The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects.

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any Series T LP Units issued may have different allocations and distributions than other Series T LP Units.  The Series T LP Units will be converted into Common Limited Units beginning 36 months after their issuance, and will automatically convert into Common Limited Units upon a Termination Event.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the OP, to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of December 31, 2020, the Company had issued and sold 654,868 Series GO LP Units and received aggregate proceeds of $4.5 million.

Non-Controlling Interest – Series B LP Units

Distributions

Under the Operating Partnership Agreement, the Advisor, as the Series B Limited Partner, will received from the Operating Partnership, distributions as follows: (a) for all years, an amount equal to 5.0% of the total of (i) the total distributions made to the Partners (other than the Series B Limited Partner) and (ii) the total distributions made to the Series B Limited Partner, after the Partners (other than the Series B Limited Partner) have received a 6.0% cumulative, but not compounded, return on their original capital contributions, and (b) for the year of liquidation or other cessation of the General Partner or the Partnership, an amount equal to 5.0% of the original capital contributions made by the Partners, after the Partners (other than the Series B Limited Partner) have received a return of their capital contributions plus a six percent (6%) cumulative, but not compounded return from all distributions.

Series B LP Unit Offering

As of December 31, 2020, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

12.    COMMITMENTS AND CONTINGENCIES

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of COVID-19 on the U.S. and world economies generally, and the Company’s business in particular, is uncertain. As of December 31, 2020, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

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

In December 2020, the Company received notice that the SEC is conducting an inquiry into the Company’s reimbursement of certain expenses to the Advisor and the Company’s disclosure of the reimbursement policies and procedures.  The Company has been and intends to continue cooperating with the inquiry.  At this time, the Company is unable to estimate the cost of complying with the inquiry or its outcome.

Property Acquisitions

The seller of the Pineville Property, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. Further, if the Company sells the Pineville Property or terminates the sub-management agreement with Beacon, an affiliate of the seller, without cause prior to March 31, 2021, the Company will be required to pay liquidated damages of at least $1.0 million unless the seller elects to receive the additional consideration described above.  As of December 31, 2020, no additional consideration had paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

In November 2019, the Company entered into a purchase agreement, to acquire 3 hotel properties in Pennsylvania, from a third party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement.  The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers seek the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit. The lawsuit is in an early stage and the likelihood of any material loss in connection with the case cannot be determined at this time. As a result, no amount was recorded related to this matter as of December 31, 2020, the Earnest Money remained in escrow and is included in restricted cash on the accompanying consolidated balance sheets.

In September 2020, the Company entered into a Contribution Agreement (the “Aurora Contribution Agreement”), pursuant to which the owner of a hotel property in Aurora, Colorado, agreed to contribute the property to the Operating Partnership. The aggregate consideration for the hotel property is $33.1 million plus closing costs, subject to adjustment as provided in the Contribution Agreement. The consideration consists of the assumption by the Operating Partnership of $19.5 million in existing debt secured by the hotel property, the issuance by the Operating Partnership of $12.2 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of $1.5 million in cash. As required by the Aurora Contribution Agreement, the Company has deposited $250,000 into escrow as earnest money pending the closing or termination of the Aurora Contribution Agreement, and is currently in the due diligence period, as described in the Aurora Contribution Agreement, continuing to evaluate the potential property contribution. Except in certain circumstances described in the Aurora Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Aurora Contribution Agreement, it will forfeit the earnest money.

.

13.    SUBSEQUENT EVENTS

Distributions Paid

On January 10, 2021, the Company paid distributions of $1,175,623, declared for daily record dates for each day in the period from October 1, 2020 through December 31, 2020, which included $929,539 of distributions paid pursuant to the DRIP.

Recent Property Acquisitions

On February 4, 2021, the Operating Partnership acquired a Courtyard by Marriott hotel property in Aurora, Colorado (the “Aurora Property”) pursuant to an Amended and Restated Contribution Agreement (the “Aurora Amended Contribution Agreement”), dated as of the same date. The Aurora Amended Contribution Agreement, among other things, adjusted the contribution price of the Courtyard Aurora and the distributions to be received by the Contributor. The aggregate consideration under the Amended Contribution Agreement was $27.9 million plus closing costs, subject to adjustment as provided in the Amended Contribution Agreement. The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with Access Point Financial, LLC (the “Lender”) of $15.0 million secured by the Courtyard Aurora $11.0 million of which is guaranteed by the Company, the issuance by the Operating Partnership of approximately $11.0 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of approximately $1.9 million in cash, which covered, among other things, capitalization of the Operating Partnership’s subsidiary, property taxes incurred before closing, and a partial prepayment of interest on the new loan. In connection with the acquisition, the Company entered into a Management Agreement with NHS to provide property management and hotel operations management services for the Aurora Property. The agreement has an initial term expiring on December 31, 2027, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms. The Company funded the acquisition of the Aurora Property with proceeds from the Company’s ongoing private offering, Series T units issued to the Contributor as described above, and a new loan secured by the Aurora Property. The Aurora Property is a newly constructed, 141-room select-service hotel that is expected to open in 2021.

Properties Under Contract

On January 8, 2021, the Operating Partnership entered into a Contribution Agreement (the “El Paso Contribution Agreement”), for the contribution of the 175-room Holiday Inn El Paso West Sunland Park hotel in El Paso, Texas (the “El Paso Property”) to the Operating Partnership. The aggregate consideration for the El Paso Property is $9,700,000 plus closing costs, subject to adjustment as provided in the El Paso Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of  existing debt secured by the El Paso Property, and the remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and the payment by the Operating Partnership of  cash. As required by the El Paso Contribution Agreement, the Operating Partnership has deposited $100,000 into escrow as earnest money pending the closing or termination of the El Paso Contribution Agreement. Except in certain circumstances described in the El Paso Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Contribution Agreement, it will forfeit the earnest money.

On February 17, 2021, the Operating Partnership entered into a Contribution Agreement (the “Houston Contribution Agreement”), pursuant to which the Contributors agreed to contribute the 182-room Hilton Garden Inn Houston Bush Intercontinental Airport hotel in Houston, Texas (the “Houston Property”) to the Operating Partnership. The aggregate consideration for the Houston Property is $20,000,000 plus closing costs, subject to adjustment as provided in the Houston Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Houston Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and the payment by the Operating Partnership of cash. As required by the Houston Contribution Agreement, the Operating Partnership has deposited $50,000 into escrow as earnest money pending the closing or termination of the Houston Contribution Agreement. Except in certain circumstances described in the Houston Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Houston Contribution Agreement, it will forfeit the earnest money.

On March 8, 2021, the Operating Partnership entered into a Contribution Agreement (the “Corpus Christi Contribution Agreement”), for the contribution of the 88-room Fairfield Inn & Suites Corpus Christi Aransas Pass hotel in Aransas Pass, Texas (the “Corpus Christi Property”) to the Operating Partnership. The aggregate consideration for the Corpus Christi Property is $9,800,000 plus closing costs, subject to adjustment as provided in the Corpus Christi Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Corpus Christi Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and the payment by the Operating Partnership of cash. As required by the Corpus Christi Contribution Agreement, the Operating Partnership has deposited $50,000 into escrow as earnest money pending the closing or termination of the Corpus Christi Contribution Agreement. Except in certain circumstances described in the Corpus Christi Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Corpus Christi Contribution Agreement, it will forfeit the earnest money.

We are still conducting our diligence review with respect to each of these properties.  These pending acquisitions are subject to our completion of satisfactory due diligence and other closing conditions. There can be no assurance we will complete any or all of these pending property contributions on the contemplated terms, or at all.

Debt Agreements

On January 19, 2021, the Company entered into an amendment to its $5.0 million revolving line of credit loan agreement dated as of February 10, 2020 with Western State Bank.  The Amendment extends the maturity date of the Loan from February 10, 2021 to May 10, 2021. No other changes were made to the Loan as a result of the Amendment.

PPP Loans

In January 2021, the Company entered into six new unsecured promissory notes totaling $716,400, under the Second Draw Paycheck Protection Program (the “Second Draw PPP”) created by the Consolidated Appropriations Act, 2021 (the “CAA Act”), through Western State Bank. The term of each Second Draw PPP loan is five years. The interest rate on each Second Draw PPP loan is 1.0% per annum, which shall be deferred for the first sixteen months of the term of the loan. After the initial sixteen-month deferral period, each loan requires monthly payments of principal and interest until maturity with respect to any portion of such Second Draw PPP loan which is not forgiven as described below.  The Company is permitted to prepay each Second Draw PPP loan at any time with no prepayment penalties.

In February 2021, the Company, through its subsidiary LF3 Southaven TRS, LLC (“Southaven TRS”), entered into an unsecured promissory note under the PPP through Western State Bank.  The amount of the PPP loan for Southaven TRS is $85,400.  The term of each PPP loan is five years. The interest rate on the PPP loan is 1.0% per annum, which shall be deferred for the first sixteen months of the term of the loan. After the initial sixteen-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven as described below.  The Company is permitted to prepay the PPP loan at any time with no prepayment penalties.

Under the terms of the CARES Act and the CAA Act, as applicable, PPP loan recipients and Second Draw PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of such loans. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs, the maintenance of employee and compensation levels and certain other approved expenses. No assurance is provided that the Company will obtain forgiveness of any or all of the Second Draw PPP loans or the PPP loan for Southaven TRS in whole or in part.

In February 2021, the Company received forgiveness on the full balance of the six PPP loans received during the year ended December 31, 2020, in the amount of $763,100.

Status of the GO Unit Offering

As of March 29, 2021, the Company’s GO Unit Offering remained open for new investment, and since the inception of the offering the Company had issued and sold 1,215,960 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $8.4 million.

Status of the Offering

As of March 29, 2021, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 182,291 shares of common stock, including 113,877 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $1.7 million.

******

LODGING FUND REIT III, INC. - SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2020

						Costs
						Capitalized
						Subsequent to
				Initial Cost		Acquisition	Gross Amounts at End of Year
					Building,	Building,		Building,
				Land and	Building	Building	Land and	Building
	Date	Number		Land	Improvements	Improvements	Land	Improvements		Accumulated	Depreciable
Description	Acquired	of Rooms	Encumbrances	Improvements	and FF&E	and FF&E	Improvements	and FF&E	Total(1)	Depreciation	Lives
Holiday Inn Express - Cedar Rapids, IA	Nov - 2018	83	$5,858,134	$1,536,966	$6,321,367	$852,476	$1,547,077	$7,173,843	$8,720,920	$(600,894)	3 - 40 yrs.
Hampton Inn & Suites - Pineville, NC	Mar - 2019	111	8,973,775	2,014,533	12,327,740	1,007,288	2,014,533	13,335,028	15,349,561	(827,193)	3 - 40 yrs.
Hampton Inn - Eagan, MN	Jun - 2019	122	9,317,589	1,691,813	12,536,520	133,538	1,691,813	12,670,058	14,361,871	(796,756)	3 - 40 yrs.
Home2 Suites - Prattville, AL	Jul - 2019	90	9,647,085	1,691,954	13,414,060	14,657	1,691,954	13,428,717	15,120,671	(701,028)	3 - 40 yrs.
Home2 Suites - Lubbock, TX	Dec - 2019	100	7,792,602	803,229	13,906,502	4,493	803,229	13,910,995	14,714,224	(565,996)	3 - 40 yrs.
Fairfield Inn & Suites - Lubbock, TX	Jan - 2020	101	9,272,870	982,934	15,261,162	896	982,934	15,262,058	16,244,992	(622,928)	3 - 40 yrs.
Homewood Suites - Southaven, MS	Feb - 2020	99	13,586,110	1,593,232	19,351,858	(565)	1,593,232	19,351,293	20,944,525	(597,783)	3 - 40 yrs.
		706	$64,448,165	$10,314,661	$93,119,209	$2,012,783	$10,324,772	$95,131,992	$105,456,764	$(4,712,578)

(1)The aggregate cost for federal income tax purposes is approximately $104.5 million at December 31, 2020 (unaudited).

Investment in Real Estate:	2020	2019
Balance at beginning of period	$66,664,020	$7,859,555
Acquisitions	37,189,186	58,386,351
Improvements	1,603,558	418,114
Balance at end of period	$105,456,764	$66,664,020

Accumulated Depreciation:	2020	2019
Balance at beginning of period	$(1,255,712)	$(43,810)
Depreciation expense	(3,461,309)	(1,211,902)
Asset write-offs	4,443	-
Balance at end of period	$(4,712,578)	$(1,255,712)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LODGING FUND REIT III, INC.

Date: March 31, 2021	By:	/s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer, Secretary and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date	Name and Title

March 31, 2021	/s/ Corey R. Maple
Corey R. Maple, Chairman of the Board, Chief Executive Officer, Secretary and Director (principal executive officer)

March 31, 2021	/s/ Samuel C. Montgomery
Samuel C. Montgomery, Chief Financial Officer (principal financial officer and principal accounting officer)

March 31, 2021	/s/ Norman H. Leslie
Norman H. Leslie, President, Chief Investment Officer, Treasurer and Director

March 31, 2021	/s/ David G. Ekman
David G. Ekman, Director

March 31, 2021	/s/ Brian Hagen
Brian Hagen, Director

March 31, 2021	/s/ Jeffrey T. Leighton
Jeffrey T. Leighton, Director

March 31, 2021	/s/ Perry Rynders
Perry Rynders, Director