Form 10-Q
period 2021-03-31
Lodging Fund REIT III, Inc.
filed 2021-05-17
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, there were 7,942,025 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Investment in hotel properties, net of accumulated depreciation of $5,715,332 and $4,712,578	$124,085,114	$100,744,186
Cash and cash equivalents	7,547,457	7,960,159
Restricted cash	5,414,955	4,568,908
Accounts receivable, net	224,016	114,282
Franchise fees, net	1,111,468	955,238
Prepaid expenses and other assets	1,996,728	2,071,708
Total Assets	$140,379,738	$116,414,481

Liabilities and Equity
Debt, net	$78,458,927	$63,924,719
PPP Loans	801,800	763,100
Accounts payable	1,020,862	670,548
Accrued expenses	1,350,332	1,560,931
Distributions payable	1,358,705	1,327,912
Due to related parties	2,432,640	1,904,051
Other liabilities	440,115	653,292
Total liabilities	85,863,381	70,804,553

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 7,807,944 and 7,611,653 shares issued and outstanding	78,079	76,116
Additional paid-in capital	76,485,072	74,610,627
Accumulated deficit	(34,926,072)	(31,855,995)
Total stockholders' equity	41,637,079	42,830,748
Non-controlling interest - Series B LP Units	(1,160,274)	(1,005,785)
Non-controlling interest - Series GO LP Units	7,291,975	3,784,965
Non-controlling interest - Series T LP Units	6,747,577	—
Total equity	54,516,357	45,609,928
Total Liabilities and Equity	$140,379,738	$116,414,481

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues
Room revenue	$3,720,791	$3,777,730
Other revenue	64,370	54,776
Total revenue	3,785,161	3,832,506

Expenses
Property operations	1,742,248	1,650,313
General and administrative	1,345,842	1,388,284
Sales and marketing	305,454	371,070
Franchise fees	296,352	319,901
Management fees	438,090	395,204
Acquisition expense	27,466	72,995
Depreciation	1,003,052	818,401
Total expenses	5,158,504	5,016,168

Other Income (Expense)
Other income (expense), net	678,875	(72,524)
Interest expense	(947,073)	(735,766)
Total other income (expense)	(268,198)	(808,290)

Net Loss Before Income Taxes	(1,641,541)	(1,991,952)

Income tax benefit (expense)	(25,000)	607,916

Net Loss	(1,666,541)	(1,384,036)

Net loss attributable to non-controlling interest - Series B LP Units	(82,978)	(69,156)
Net loss attributable to non-controlling interest - Series GO LP Units	(159,936)	—

Net Loss Attributable to Common Stockholders	$(1,423,627)	$(1,314,880)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.18)	$(0.20)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	7,751,978	6,539,024

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
			Additional		Total	Non-controlling	Non-controlling	Non-controlling
		Par	Paid-In	Accumulated	Stockholders'	Interest -	Interest	Interest	Total
	Shares	Value	Capital	Deficit	Equity	Series B LP Units	Series GO LP Units	Series T LP Units	Equity
Balance at December 31, 2019	6,005,743	$60,057	$58,961,101	$(18,396,163)	$40,624,995	$(439,985)	$—	—	$40,185,010
Issuance of common stock	956,897	9,569	9,371,964	—	9,381,533	—	—	—	9,381,533
Offering costs	—	—	—	(1,520,647)	(1,520,647)	—	—	—	(1,520,647)
Distributions declared ($0.175 per share)	—	—	—	(1,144,602)	(1,144,602)	(60,308)	—	—	(1,204,910)
Distributions reinvested	44,030	440	417,846	—	418,286	—	—	—	418,286
Redemptions	(10,000)	(100)	(91,900)	—	(92,000)	—	—	—	(92,000)
Net loss	—	—	—	(1,314,880)	(1,314,880)	(69,156)	—	—	(1,384,036)
Balance at March 31, 2020	6,996,670	69,966	68,659,011	(22,376,292)	46,352,685	(569,449)	—	—	45,783,236

Balance at December 31, 2020	7,611,653	$76,116	$74,610,627	$(31,855,995)	$42,830,748	$(1,005,785)	$3,784,965	—	$45,609,928
Issuance of common stock	82,414	824	793,756	—	794,580	—	—	—	794,580
Issuance of GO Units	—	—	—	—	—	—	4,201,300	—	4,201,300
Issuance of T Units	—	—	—	—	—	—	—	6,747,577	6,747,577
Offering costs	—	—	—	(287,745)	(287,745)	—	(534,354)	—	(822,099)
Distributions declared ($0.175 per share)	—	—	—	(1,358,705)	(1,358,705)	(71,511)	—	—	(1,430,216)
Distributions reinvested	113,877	1,139	1,080,689	—	1,081,828	—	—	—	1,081,828
Redemptions	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	(1,423,627)	(1,423,627)	(82,978)	(159,936)	—	(1,666,541)
Balance at March 31, 2021	7,807,944	$78,079	$76,485,072	$(34,926,072)	$41,637,079	$(1,160,274)	$7,291,975	6,747,577	$54,516,357

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,666,541)	$(1,384,036)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,003,052	818,401
Amortization	81,780	58,352
Gain on PPP 1oan forgiveness	(763,100)	—
Deferred tax assets, net	—	(186,573)
Change in operating assets and liabilities:
Accounts receivable	(109,734)	11,467
Franchise fees	(175,000)	(300,000)
Prepaid expenses and other assets	74,980	(50,364)
Accounts payable	297,381	147,028
Accrued expenses	(202,599)	496,689
Due to related parties	381,586	(623,882)
Other liabilities	(214,040)	(129,055)
Net cash used in operating activities	(1,292,235)	(1,141,973)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(1,862,423)	(27,190,749)
Improvements and additions to hotel properties	(733,980)	(196,753)
Net cash used in investing activities	(2,596,403)	(27,387,502)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	—	13,597,819
Proceeds from lines of credit	1,000,000	6,200,000
Proceeds from PPP loans	801,800	—
Principal payments on mortgage debt	(197,147)	(170,941)
Principal payments on lines of credit	(1,000,000)	(1,000,000)
Payments of deferred financing costs	(330,792)	(633,572)
Proceeds from issuance of common stock	794,580	9,381,533
Proceeds from issuance of GO Units	4,201,300	—
Payments of offering costs	(701,674)	(1,612,371)
Payments for shares redeemed	—	(92,000)
Distributions paid	(246,084)	(691,604)
Net cash provided by financing activities	4,321,983	24,978,864
Net change in cash, cash equivalents, and restricted cash	433,345	(3,550,611)
Beginning Cash, Cash Equivalents, and Restricted Cash	12,529,067	16,174,371
Ending Cash, Cash Equivalents, and Restricted Cash	$12,962,412	$12,623,760

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$889,861	$577,708
Income taxes paid	$1,963	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Issuance of T Units for Aurora property	$6,747,577	$—
Debt issued for acquisition of Aurora property	$15,000,000	$—
Debt assumed in connection with hotel property acquisition	$—	$9,998,437
Costs to acquire hotel properties included in due to related parties	$—	$—
Debt issuance costs included in due to related parties	$—	$—
Paid-in-kind interest	$—	$—
Offering costs included in accounts payable	$52,933	$(7,020)
Offering costs included in due to related parties	$75,492	$(63,922)
Offering costs included in accrued expenses	$(8,000)	$(20,782)
Distributions included in accrued expenses	$—	$34,712
Distributions included in due to related parties	$71,511	$60,308
Reinvested distributions	$1,081,828	$418,286

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$7,960,159	$10,898,556
Restricted cash, beginning of period	4,568,908	5,275,815
Cash, cash equivalents, and restricted cash, beginning of period	$12,529,067	$16,174,371

Cash and cash equivalents, end of period	$7,547,457	$7,934,605
Restricted cash, end of period	5,414,955	4,689,155
Cash, cash equivalents, and restricted cash, end of period	$12,962,412	$12,623,760

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and three classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”) and Series T Limited Partnership Units (“Series T LP Units”).  LF REIT III was the sole general partner of the OP, as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, there were no outstanding Common LP Units or Interval Units, and there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor.  As of March 31, 2021 and December 30, 2020, there were 1,103,758 and 0 Series T LP Units outstanding, respectively. As of March 31, 2021 and December 30, 2020, there were 1,258,817 and 654,868 Series GO LP Units outstanding, respectively.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000 (the “Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of March 31, 2021, the Company had issued and sold 7,872,134 shares of common stock, including 506,688 shares attributable to the DRIP, and received aggregate proceeds of $76.6 million.  As of December 31, 2020, the Company had repurchased 64,190 shares, which represents an original investment of $641,898, including $16,898 of DRIP, for $590,547 under the Company’s Share Repurchase Plan.  As of March 31, 2021, there were no outstanding redemption proceeds needing to be paid.

On April 29, 2020, the Company classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of the Company’s board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of March 31, 2021, the Company had not issued or sold any shares of Interval Common Stock.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of  LF REIT III as the General Partner of the OP, (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of March 31, 2021, the Company had issued and sold 1,258,817 Series GO LP Units and received aggregate proceeds of $8.7 million.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, and which, in the opinion of management, are necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The impact of the outbreak on the U.S. and world economies has been evolving, and as cases of COVID-19 have continued to be identified in additional countries, there have been international mandates, and mandates in the United States from federal, state and local authorities, instituting quarantines and stay-at-home orders, closing schools, and instituting restrictions on travel and/or limiting operations of non-essential offices and retail centers. Such actions are adversely impacting many industries, with the travel and hospitality industries being particularly adversely affected. Although the Company’s hotel properties have remained open through the pandemic in 2020 and 2021, the Company’s occupancy levels have been lower than historic levels. The outbreak could have a continued adverse impact on economic and market conditions and could trigger a continued slowdown in leisure and business travel, which is adversely impacting the travel and hospitality industries. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

Advertising Costs – The Company expenses advertising costs as incurred.  These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $136,995 and $169,959 for the three months ended March 31, 2021 and 2020, respectively, and is included in sales and marketing in the consolidated statement of operations.

Non-controlling Interest—Non-controlling interests represent the portion of equity related to shares with limited voting interest. Non-controlling interests are reported in the consolidated balance sheets within equity, separate from stockholders’ equity. Revenue and expenses attributable to both the Company and the non-controlling interests are reported in the consolidated statements of operations, with net income or loss attributable to non-controlling interests reported separately from net income or loss attributable to the Company.

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

Restricted Cash—Restricted cash consists of earnest money deposits related to hotel property acquisitions, as well as certain funds maintained in escrow accounts to fund future payments for insurance, property tax obligations, and reserves for future capital expenditures, as required by our debt agreements.  As of March 31, 2021 and December 31, 2020, restricted cash on the accompanying consolidated balance sheets included $1.8 million and $1.85 million, respective, of earnest money deposits.

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

Property Management Fees—Property management fees include expenses incurred for management services provided for the day-to-day operations of our hotel properties, which are generally charged at a rate of 4% of gross revenues. Property management fees also include asset management fees, which may be charged at an annual rate of up to 0.75% of gross assets and are paid to the Advisor.  For the three months ended March 31, 2021 and 2020, asset management fees were charged only on the value of investments in hotel properties.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”) (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. We plan to adopt ASU 2016-02 for the fiscal year ending December 31, 2022, and for interim periods beginning on January 1, 2022. We do not anticipate any reclassifications or significant impacts on our consolidated financial statements as a result of this adoption.

3.    INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Land and land improvements	$14,730,590	$10,324,772
Building and building improvements	103,262,396	85,213,846
Furniture, fixtures, and equipment	10,721,289	8,927,694
Construction in progress	1,086,171	990,452
Investment in hotel properties, at cost	129,800,446	105,456,764
Less: accumulated depreciation	(5,715,332)	(4,712,578)
Investment in hotel properties, net	$124,085,114	$100,744,186

As of March 31, 2021, the Company owned eight hotel properties with an aggregate of 847 rooms located in seven states.

Acquisitions of Hotel Properties

The Company acquired one property during the three months ended March 31, 2021 and two properties during the year ended December 31, 2020.  Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions.  The table below outlines the details of the property acquired during the three months ended March 31, 2021.

2021 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Courtyard by Marriott (the "Aurora Property")	Select Service	Aurora, CO	February 4, 2021	141	$23,610,000	(1)	$458,129	$24,068,129	100%
				141	$23,610,000		$458,129	$24,068,129
(1)	Includes the issuance of 1,103,758 Series T LP Units of the Operating Partnership

The table below outlines the details of the properties acquired during the year ended December 31, 2020.

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

Each of the Company’s hotel properties, except the Southaven Property, is subject to a property management agreement with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive 5-year periods unless terminated earlier in accordance with its terms. The Southaven Property is currently being managed on a day-to-day basis by Vista Host, Inc. pursuant to a property management agreement with an initial term expiring on February 21, 2025, which will automatically renew for two successive 5-year periods unless terminated earlier in accordance with its terms.

The seller of the Pineville Property, an affiliate of Beacon, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of March 31, 2021, no amounts were owed or paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

The Aurora Property was acquired on February 4, 2021 for contractual consideration comprising of $15.0 million in debt, $1.9 million in cash paid at closing and the issuance of 1,103,758 Series T LP Units of the Operating Partnership” (the “Series T Units”).  The Series T Units will convert into Common Limited Units of the Operating Partnership beginning 36 months, or at the option of the Company, up to 48 months, after February 4, 2021, at which point the value will be calculated pursuant to the terms of a Contribution Agreement, dated as of September 1, 2020, as amended on February 4, 2021 (the “Contribution Agreement”).  The number of Common Limited Units to be issued to the Company based on such conversion may be higher or lower than the initial valuation of the Series T Units.  Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $23.6 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable. The aggregate purchase price for the hotel properties acquired during the three months ended March 31, 2021 and the year ended December 31, 2020 were allocated as follows:

	March 31,	December 31,
	2021	2020
Land and land improvements	$4,400,098	$2,576,166
Building and building improvements	18,048,551	31,605,174
Furniture, fixtures, and equipment	1,619,480	3,007,846
Total assets acquired	24,068,129	37,189,186

Premium on assumed debt	—	(597,665)
Total liabilities assumed	—	(597,665)
Total purchase price(1)	24,068,129	36,591,521

Assumed mortgage debt	—	9,400,772

Net purchase price	$24,068,129	$27,190,749

(1)	Total purchase price includes purchase price plus all transaction costs.

4.    DEBT

Lines of Credit

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit.  The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the line of credit was amended to extend the maturity date to May 10, 2021. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2021.  On May 6, 2021, the line of credit was amended to extend the maturity date to May 10, 2022.  On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%.  The line of credit is secured by the Company’s Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership.  The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other.  The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple, the Company’s Chief Executive Officer.  As of March 31, 2021, there was no outstanding balance on the line of credit.

On August 22, 2018, the Company entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. The line of credit required monthly payments of interest only, with all principal due at maturity. The line of credit to include a partial guarantee by each of Corey Maple and Norman

Leslie, as the members of the Advisor, each in the amount of $1.2 million. The line of credit was not renewed on November 22, 2020 and the loan was closed.

Mortgage Debt

As of March 31, 2021, the Company had $79.3 million in outstanding mortgage debt secured by eight properties, with maturity dates ranging from February 2024 to April 2029. Seven of the loans have fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.54%. One of the loans is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 7% as of March 31, 2021. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of March 31, 2021 and December 31, 2020, certain mortgage debt was guaranteed by the members of the Advisor.  Except as described below, the Company was either in compliance with all debt covenants or received a waiver of testing of its debt covenants as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. At the onset of a trigger period, the Pineville Loan will enter into a cash management period. The Company has requested a waiver of the financial covenants as of March 31, 2021 and December 31, 2020, but as of the date of this filing it had not been received. If the Company is unable to obtain a waiver, the loan will go into cash management, however the other terms of the Pineville Loan will not change, including the timing or amounts of payments, or the expiration date. The lender for the Company’s loan secured by the Lubbock Fairfield Property (the “Lubbock Fairfield Loan”) waived the required financial covenants under the terms of the Lubbock Fairfield Loan through March 31, 2021. The promissory note and related loan documents regarding the Lubbock Home2 Property did not have any required financial covenants as of March 31, 2021 and December 31, 2020. Other than as described above for the Pineville Loan, the Company was either in compliance with its debt covenants or received a waiver of testing of its debt covenants as of March 31, 2021 and December 31, 2020 as noted below.

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

On August 14, 2020, the Prattville Loan was amended (the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust other terms of the Prattville Loan.  The Prattville Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Prattville Forbearance Agreement and Prattville Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account.  The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $831,379, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. The Company was in compliance with the required financial covenants under the terms of the Prattville Amendment through March 31, 2021.

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

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan.  The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account.  The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $1,498,889, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. The Company did not have any required financial covenants under the terms of the Southaven loan in effect as of December 31, 2020. The Company was in compliance with the required financial covenants under the terms of the Southaven Amendment as of March 31, 2021.

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

The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of March 31, 2021 and December 31, 2020 for each of the Company’s mortgage debt obligations, respectively.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	March 31,	Maturity	March 31,	December 31,
Hotel Property	2021	Date	2021	2020
Holiday Inn Express - Cedar Rapids(1)	5.33%	09/01/2024	$5,858,134	$5,858,134
Hampton Inn & Suites - Pineville	5.13%	06/06/2024	8,925,255	8,973,775
Hampton Inn - Eagan	4.60%	01/01/2025	9,317,589	9,317,589
Home2 Suites - Prattville(1)	4.13%	08/01/2024	9,591,110	9,647,085
Home2 Suites - Lubbock	4.69%	10/06/2026	7,737,573	7,792,602
Fairfield Inn & Suites - Lubbock	4.93%	04/06/2029	9,235,247	9,272,870
Homewood Suites - Southaven(1)	3.70%	03/03/2025	13,586,110	13,586,110
Courtyard by Marriott - Aurora	7.00%	02/05/2024	15,000,000	—
Total Mortgage Debt			79,251,018	64,448,165
Premium on assumed debt, net			821,922	854,928
Deferred financing costs, net			(1,614,013)	(1,378,374)
Net Mortgage			78,458,927	63,924,719

$3.0 million line of credit(2)	—	11/22/2020	—	—
$5.0 million line of credit	3.75%(3)	5/10/2022	—	—
Total Lines of Credit			—	—

PPP Loans	1.00%	Various(4)	801,800	763,100

Debt, net			$79,260,727	$64,687,819

(1)	Loan is interest-only for the first 12 months after origination, then monthly principal and interest payments, with a balloon payment at maturity.
(2)	Loan was not renewed at maturity.
(3)	Variable interest rate equal to U.S. Prime Rate plus 0.50%. One May 6, 2021, the loan was amended to incorporate an interest rate floor of 4.0%
(4)	Each of the currently outstanding PPP loans has a five year term. All six PPP loans which were outstanding as of December 31, 2020 were forgiven in February 2021.

Future Minimum Payments

As of March 31, 2021, the future minimum principal payments on the Company’s debt were as follows:

2021	$861,353
2022	1,544,938
2023	1,737,149
2024	39,242,552
2025	21,579,995
Thereafter	15,086,831
80,052,818

Premium on assumed debt, net	821,922
Deferred financing costs, net	(1,614,013)

$79,260,727

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of March 31, 2021 and December 31, 2020 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of March 31, 2021. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy.  As of March 31, 2021, the estimated fair value of the Company’s mortgage debt was $83.4 million, compared to the gross carrying value $79.3 million. As of December 31, 2020, the estimated fair value of the Company’s mortgage debt was $67.5 million, compared to the gross carrying value $64.4 million.

6.    INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the periods ended March 31, 2021 and 2020. The Company did not have any uncertain tax positions as of March 31, 2021 or December 31, 2020.

The Company’s TRS generated a net operating loss (“NOL”) for the three months ended March 31, 2021 and the year ended December 31, 2020, which can be carried forward to offset future taxable income.  As of June 30, 2020, the Company recorded a partial valuation allowance against its deferred tax assets of $1.1 million, primarily related to the uncertainty of effects of the ongoing COVID-19 pandemic on hospitality and travel industries.  During the three months ended September 30, 2020, the Company experienced some level of recovery, from the unprecedented lows in April and May 2020, at all of our hotel properties. As a result, the Company revised the partial valuation allowance against deferred tax assets to $600,901 as of September 30, 2020. Based on the Company’s actual results through March 31, 2021, and general industry projections that the hotel industry will return to 2019 levels of activity and RevPAR sometime during 2024 or 2025, the Company expects to fully utilize our NOL to offset future taxable income prior to expiration. As such, the Company has not recorded a valuation allowance against its deferred tax assets as of March 31, 2021. As of December 31, 2020, the Company had a recorded net deferred tax asset of $1,466,942, primarily attributable to its NOLs generated in the prior periods, net of temporary differences primarily related to depreciation. The Company’s NOLs will expire in 2038-2039 for state tax purposes and will not expire for federal tax purposes. As of March 31, 2021, the tax years 2019 through 2020 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the three months ended March 31, 2021 and 2020, and amounts outstanding and payable as of March 31, 2021 and December 31, 2020, were as follows:

	Incurred
	For the Three Months Ended March 31,
	2021	2020
Fees:
Acquisition fees	$330,540	$501,949
Financing fees	330,540	501,949
Asset management fees	248,708	197,165
Performance fees	—	—
	$909,788	$1,201,063

Reimbursements:
Offering costs	$338,187	$583,926
General and administrative	760,158	813,575
Sales and marketing	44,454	76,153
Acquisition costs	37,931	64,847
Other (income) expense, net	—	282
	$1,180,730	$1,538,783

For the three months ended March 31, 2021 and 2020, the Operating Partnership recognized distributions payable to the Advisor in the amount of $71,511 and $60,308, respectively, in connection with the Advisor’s ownership of Series B LP Units.  As of March 31, 2021 and December 31, 2020, the Company had distributions payable to the Advisor $399,408 and $399,270, respectively.  For the three months ended March 31, 2021 and 2020, the Company paid distributions in the amount of $9,831 and $9,409, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 56,899 shares each, of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. Mr. Maple, our Chief Executive Officer and Chairman of the Board, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama and Southaven, Mississippi, which had original loan amounts of $9.6 million and $13.5 million, respectively, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Leslie, our President, Chief Investment Officer and Director, is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million.  Mr. Maple and Mr. Leslie were also guarantors of the Company’s $3.0 million line of credit, each in the amount of $1.2 million.  That line of credit was closed in November 2020. For the three months ended March 31, 2021, the Company accrued guarantee fees in the amount of $40,189 to each Mr. Maple and Mr. Leslie. The total amount accrued of $391,955 remained unpaid as of March 31, 2021 and is included in due to related parties on the accompanying consolidated balance sheet.  Guarantee fees of $69,334 were assessed for three months ended March 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company had amounts due and payable to the Advisor and its affiliates of $2,127,634 and $1,720,605, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

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

Fees and reimbursements earned and payable to, NHS for the three months ended March 31, 2021 and 2020, and amounts outstanding and payable as of March 31, 2021 and December 31, 2020, were as follows:

	Incurred		Payable as of
	For the Three Months Ended March 31,		March 31,	December 31,
	2021	2020	2021	2020
Fees:
Management fees	$110,055	$116,089	$53,008	$36,509
Administrative fees	29,090	17,863	19,819	5,648
Accounting fees	16,546	20,820	13,648	10,701
	$155,691	$154,772	$86,475	$52,858

Reimbursements	$75,924	$80,576	$44,735	$5,530

One Rep Construction, LLC (“One Rep”)—One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2021 and 2020 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the three months ended March 31, 2021 and the year ended December 31, 2020, the Company incurred $37,034 and $176,669 of construction management fees payable to One Rep, respectively. As of March 31, 2021 and December 31, 2020, the amounts outstanding and due to One Rep were $69,994 and $34,988, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

8.    FRANCHISE AGREEMENTS

As of March 31, 2021, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 4% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Distributions

Distributions for the three months ended March 31, 2021 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from April 1, 2020 through June 30, 2020 were payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share.  Distributions for the periods from July 1, 2020 through September 30, 2020, October 1, 2020 through December 31, 2020, and January 1, 2021 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share.  Going forward, the Company expects the board of directors of the Company to authorize and declare distributions, if at all, based on daily record dates and to pay these distributions on a quarterly basis. Distributions will be determined by the board of directors based on the Company’s financial condition and other factors as the board of directors deems relevant, and may be paid in cash or in shares pursuant to the DRIP. The Company has not established a minimum distribution level, and the charter does not require that the Company make distributions to its stockholders.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion.  The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares.  There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan. There were no repurchases during the three months ended March 31, 2021. During the year ended

December 31, 2020, the Company repurchased 64,190 shares, which represents an original investment of $641,898, including $16,898 of DRIP shares, for $590,547.  As of December 31, 2020, $24,032 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets.  At March 31, 2021 and December 31, 2020, the Company had $3,695,479 and $208,586, respectively, available for eligible repurchases.

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

Interval Share Offering

The Company is offering up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share.  As of March 31, 2021, the Company had not issued or sold any shares of Interval Common Stock.

Non-Controlling Interests

The Operating Partnership currently has 4 classes of Limited Partner Units which include the Common Limited Units, the Series B LP Units, the Series T LP Units and the GO Limited Units.  The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects (as defined below).

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any Series T LP Units issued may have different allocations and distributions than other Series T LP Units.  The Series T LP Units will be converted into Common Limited Units beginning 36 months after their issuance, and will automatically convert into Common Limited Units upon a Termination Event. As of March 31, 2021, the Company had issued 1,103,758 Series T LP Units.

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

As of March 31, 2021, the Company had issued and sold 1,258,817 Series GO LP Units and received aggregate proceeds of $8.7 million.

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

Series B LP Unit Offering

As of March 31, 2021, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

10.  COMMITMENTS AND CONTINGENCIES

Impact of COVID-19 — As further discussed in Note 2, the full extent of the impact of COVID-19 on the U.S. and world economies generally, and the Company’s business in particular, is uncertain. As of March 31, 2021, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

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

Property Acquisitions

The seller of the Pineville Property, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of March 31, 2021, no additional consideration had paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

In November 2019, the Company entered into a purchase agreement, to acquire 3 hotel properties in Pennsylvania, from a third party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement.  The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers seek the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit. The lawsuit is in an early stage and the likelihood of any material loss in connection with the case cannot be determined at this time. As a result, no amount was recorded related to this matter as of March 31, 2021, the Earnest Money remained in escrow and is included in restricted cash on the accompanying consolidated balance sheets.

Properties Under Contract

On February 17, 2021, the Operating Partnership entered into a Contribution Agreement (the “Houston Contribution Agreement”), pursuant to which the Contributors agreed to contribute the 182-room Hilton Garden Inn Houston Bush Intercontinental Airport hotel in Houston, Texas (the “Houston Property”) to the Operating Partnership. The aggregate contractual consideration for the Houston Property is approximately $20,000,000 plus closing costs, subject to adjustment as provided in the Houston Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Houston Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and the payment by the Operating Partnership of cash. As required by the Houston Contribution Agreement, the Operating Partnership has deposited $50,000 into escrow as earnest money pending the closing or termination of the Houston Contribution Agreement. Except in certain circumstances described in the Houston Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Houston Contribution Agreement, it will forfeit the earnest money. See “-Subsequent Events” below for additional information regarding this agreement.

On March 8, 2021, the Operating Partnership entered into a Contribution Agreement (the “Corpus Christi Contribution Agreement”), for the contribution of the 88-room Fairfield Inn & Suites Corpus Christi Aransas Pass hotel in Aransas Pass, Texas (the “Corpus Christi Property”) to the Operating Partnership. The aggregate contractual consideration for the Corpus Christi Property is approximately $9,800,000 plus closing costs, subject to adjustment as provided in the Corpus Christi Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Corpus Christi Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and the payment by the Operating Partnership of cash. As required by the Corpus Christi Contribution Agreement, the Operating Partnership has deposited $50,000 into escrow as earnest money pending the closing or termination of the Corpus Christi Contribution Agreement. Except in certain circumstances described in the Corpus Christi Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Corpus Christi Contribution Agreement, it will forfeit the earnest money.

The Company is still conducting its diligence review with respect to each of these properties.  These pending acquisitions are subject to the Company’s completion of satisfactory due diligence and other closing conditions. There can be no assurance the Company will complete any or all of these pending property contributions on the contemplated terms, or at all.

11. SUBSEQUENT EVENTS

Distributions Declared or Paid

On April 9, 2021, the Company paid distributions totaling $1.4 million, consisting of $0.3 million in cash distributions and $1.1 million of distributions paid in shares of common stock issued through the DRIP, for daily record dates in the period from January 1, 2021 through March 31, 2021.

Recent Property Acquisitions

On May 12, 2021, the Operating Partnership acquired the Holiday Inn El Paso West Sunland Park hotel property located in El Paso, Texas (the “Holiday Inn El Paso”) pursuant to an Amended and Restated Contribution Agreement (the “El Paso Amended Contribution Agreement”), dated as of the same date. The aggregate contractual consideration under the El Paso Amended Contribution Agreement was approximately $9.7 million plus closing costs, subject to adjustment as provided in the Amended Contribution Agreement. The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with EPH Development Fund LLC, which is the lender under the existing loan secured by the Holiday Inn El Paso (the “Lender”) of $7.9 million secured by the Holiday Inn El Paso (the “El Paso Loan”), the issuance by the Operating Partnership of 150,000 Series T Limited Units of the Operating Partnership, and the payment by the Operating Partnership of $300,000 in cash. The El Paso Loan is evidenced by a promissory note and has a fixed interest rate of 5.0% per annum.  The El Paso Loan matures on May 15, 2023, which may be extended by us until May 15, 2024 upon satisfaction of certain conditions contained in the El Paso Loan, including no then-existing event of default and satisfaction of certain financial covenants. The El Paso Loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. We have the right to prepay the El Paso Loan in full subject to certain fees, costs and conditions contained in the loan documents. In connection with the acquisition, we assumed the existing management agreement with Elevation Hotel Management, LLC (“EHM”) (as amended, the “EHM Management Agreement”), to provide property management and hotel operations management services for the Holiday Inn El Paso.  The EHM Management Agreement has an initial term of 90 days after its effective date. Pursuant to the EHM Management Agreement, we agree to pay to EHM a management fee equal to 3% of total revenues plus an accounting fee of $1,800 per month for accounting services.  As a condition to the El Paso Loan, we must enter into a management agreement with NHS, LLC dba National Hospitality Services (“NHS”), an affiliate of the Advisor which is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor, to act as co-manager of the Holiday Inn El Paso, and amend the EHM Management Agreement such that EHM will act as co-manager of the Holiday Inn El Paso.

The Company funded the acquisition of the Holiday Inn El Paso with proceeds from the Company’s ongoing private offering, Series T units issued to the Contributor as described above, and a new loan secured by the Holiday Inn El Paso.  The Holiday Inn El Paso is a 175-room hotel property.

Properties Under Contract

On April 1, 2021, the Operating Partnership entered into an Amended and Restated Contribution Agreement (the “Amended Contribution Agreement”), for the contribution of the 182-room Hilton Garden Inn Houston Bush Intercontinental Airport hotel in Houston, Texas (the “Houston Hilton Garden Inn Property”) to the Operating Partnership. The Amended Contribution Agreement amends and restates that certain Contribution Agreement entered into among the Operating Partnership and the contributors, dated as of February 17, 2021. The aggregate consideration for the Houston Hilton Garden Inn Property under the Amended Contribution Agreement is approximately $19,700,000 plus closing costs, subject to adjustment as provided in the Amended Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Houston Hilton Garden Inn Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T Limited Units of the Operating Partnership. Pursuant to the Amended Contribution Agreement, the Operating Partnership is responsible for up to $300,000 of certain closing costs to be agreed upon by the parties. As required by the Amended Contribution Agreement, the Operating Partnership has deposited $50,000 into escrow as earnest money pending the closing or termination of the Amended Contribution Agreement. Except in certain circumstances described in the Amended Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Amended Contribution Agreement, it will forfeit the earnest money.

This pending acquisition is subject to the Company’s completion of satisfactory due diligence and other closing conditions, including the Operating Partnership’s assumption or refinancing of the existing debt secured by the Houston Hilton Garden Inn Property. There can be no assurance that the Operating Partnership will complete the acquisition of the Houston Hilton Garden Inn Property.

Amendment of $5.0 million Line of Credit

On May 6, 2021, the Company amended its $5.0 million revolving line of credit to extend the maturity date to May 10, 2022 and to incorporate an interest rate floor of 4.0%.

Status of the Offering

As of May 17, 2021, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 8,006,215 shares of common stock, including 622,904 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $77.8 million.

Status of the GO Unit Offering

As of May 17, 2021, the Company’s GO Unit Offering remained open for new investment, and since the inception of the offering the Company had issued and sold 1,390,615 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $9.6 million.

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

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

●	The COVID-19 pandemic and the measures taken by government authorities to contain the COVID-19 outbreak or to treat its impact, including restrictions on travel and imposition of quarantines, have had a negative impact on the U.S. and world economies and business activities. The extent to which the COVID-19 pandemic adversely affects our results of operations, returns and profitability, as well as our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, the distribution and efficacy of vaccines, continued emergence of new strains of COVID-19, actions taken to contain the COVID-19 outbreak or to mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, our company and our properties may be subject to similar risks as posed by COVID-19;
●	We have a limited operating history and may not be successful at operating a real estate investment trust, or REIT, which may adversely affect our ability to make distributions to our stockholders;
●	Our advisor, Legendary Capital REIT III, LLC (the “Advisor”), its executive officers and other key personnel, the employees of Legendary Capital, LLC, an affiliate of the Advisor (the “Sponsor”) as well as certain of our officers and directors, whose services are essential to the Company, may be involved in other business ventures, and will face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of the Advisor, its executive officers and key personnel, the employees of the Sponsor, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders;
●	We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties for the same or similar services. Such fees may result in conflicts of interest between the Advisor and our stockholders due to the nature of the incentive fees and management fees;

●	We have paid distributions from proceeds from our ongoing private offering described below (the “Offering”). To the extent the Board declares future distributions, we may continue to fund such distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital;
●	If we are unable to raise substantial funds in our securities offerings, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue;
●	We may be unable to identify properties that meet our investment criteria in a timely manner or on acceptable terms, and may be unable to consummate investment opportunities that we identify, which could result in reduced returns or reduce the amount available for distributions to our stockholders;
●	We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders;
●	We face risks related to the timing and outcome of an ongoing regulatory inquiry;
●	Demand for our properties may be affected by various factors, including an over-supply or over-building of hotel properties in our properties’ markets and general economic conditions. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders;
●	Adverse economic, business or real estate developments in our markets, as well as low consumer confidence, declines in corporate budgets, and decreases in personal discretionary spending levels, may adversely affect our financial performance and the value of our properties and may limit our ability to pay distributions to our stockholders;

●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which will put those investments at risk of forfeiture if we are unable to pay our debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders;
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, which will depend on debt and capital markets conditions. In addition, if any of the loans we obtain have variable interest rates, volatility in these markets could negatively impact such loans. There can be no assurance that we will be able to obtain financing on favorable terms, or at all; and
●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”).

Overview

We were formed on April 9, 2018 as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of hotel properties (the “Projects”) located primarily in America’s Heartland, which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. On an infrequent and opportunistic basis, we may also originate or acquire high-yield loans secured directly or indirectly by real estate-related assets, which loans will be made to certain qualified third-party borrowers and/or affiliates of our advisor (the “Loans”). We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2018.  We conduct substantially all of our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to an agreement (the “Advisory Agreement”) under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of the Loans, is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. We have engaged NHS, LLC dba National Hospitality Services (‘‘NHS’’) to manage most of the Projects acquired to date. We can and may engage third party property management companies to manage the Projects and did so with respect to the Southaven Property in January 2020. The Pineville Property is currently being managed on a day-to-day basis by Beacon, an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement.  NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of the Sponsor, an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services.

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2022, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. As of March 31, 2021, we had issued and sold 7,872,134 shares of common stock, including 506,668 shares attributable to the DRIP, and received aggregate proceeds of $76.6 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $64.0 million. The net offering proceeds have been used to fund property acquisitions. As of December 31, 2020, we repurchased 64,190 shares, which represents an original investment of $641,898, including $16,898 of DRIP shares, for $590,547. As of March 31, 2021, there were no redemption proceeds that had yet to be paid that were included in other liabilities on the accompanying consolidated balance sheets included as part of the Quarterly Report on Form 10-Q. No public market exists for the shares of our common stock and none is expected to develop.

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering.  The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Interval Share Offering will continue until the earlier of (i) the date when $30,000,000 (or $60,000,000 if approved by our board of directors) is sold, (ii) March 31, 2022, or (iii) a decision by the Company to terminate the Interval Share Offering. As of March 31, 2021, we had not issued or sold any shares of Interval Common Stock.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units are being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP

Units (which may be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. As of March 31, 2021, the Operating Partnership had issued and sold 1,258,817 Series GO LP Units, and received aggregate proceeds of $8.7 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $7.6 million.

Market Outlook

During the first quarter of 2020, the global outbreak of COVID-19 was identified and has since spread to nearly every country and territory, including every state in the United States. The COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus continues to have a material adverse impact on the hospitality industry. As the virus spread and governments implemented restrictions to contain it, occupancy and RevPAR fell sharply. By the end of 2020, we saw some improvements to RevPAR in the United States and in our portfolio compared to the extremely low levels in April 2020, but the pace of recovery generally slowed in most regions in the fourth quarter of 2020 and into January 2021 due to sharp rises in COVID-19 cases, which brought new or increased restrictions on business operations. As a result, we have experienced a significant reduction in bookings for hotel rooms during 2020, which has negatively affected our occupancy levels and RevPAR and could materially and adversely affect the financial performance and value of our hotels. We expect that the slow pace state governments are lifting restrictions and the reduction in hotel demand as a result of the COVID-19 pandemic will continue to keep our occupancy levels, ADR and RevPAR below 2019 levels for at least the first half of 2021, which will negatively impact cash flows from operations.

Each of our hotel properties have remained open from the onset of the pandemic. According to our hotel property STR reports, in April 2020, year-over-year change in RevPAR for our portfolio declined to a low of negative seventy-five percent (75%), ranging from negative fifty-four percent (54%) to negative ninety-four percent (94.0%) per property. We saw improving demand at most of our hotel properties through 2020, however, recovery has been uneven across the portfolio and a number of the markets in which our hotel properties are located continue to be subject to some level of restrictions on business operations. In December 2020, the year-over-year change in RevPAR for our portfolio had improved to negative twenty-two percent (22%), ranging from negative one percent (1)% to negative sixty-eight percent (68)% per property.

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

Liquidity and Capital Resources

Overview

We are dependent upon the net proceeds from our Offering and the GO Unit Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2022, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. The GO Unit Offering will continue until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which may be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2021, we had raised approximately $76.6 million in gross offering proceeds from the sale of shares of our common stock in the Offering and approximately [$4.5] million in gross offering proceeds from the sale of shares of the Series GO LP Units in our GO Unit Offering. The pace of capital raised in our Offering has slowed over the past several months compared to historical amounts since inception of the Offering. However, the decrease in capital raise in our Offering has been partially offset by capital raised through our GO Unit Offering, which commenced in June 2020. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering and GO Unit Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of March 31, 2021, we owned eight properties. We acquired these investments with the proceeds from the sale of our common stock in the Offering and debt financing. Our acquisition of the Aurora Property on February 4, 2021 and included the issuance of 1,103,758 Series T LP Units to the contributor as part of the consideration. Operating cash needs during the three months ended March 31, 2021 were met through cash flow generated by these real estate investments and with proceeds from our Offering.

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

We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of March 31, 2021, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 61%.

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

Debt

Lines of Credit

On February 10, 2020, we entered into a $5.0 million revolving line of credit.  The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the line of credit was amended to extend the maturity date to May 10, 2021. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2021.  On May 6, 2021, the line of credit was amended to extend the maturity date to May 10, 2022.  On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%.  The line of credit is secured by our Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership.  The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other.  The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple, the Company’s Chief Executive Officer.  As of March 31, 2021, there was no outstanding balance on the line of credit.

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

Mortgage Debt

As of March 31, 2021, we had $79.3 million in outstanding mortgage debt secured by eight properties, with maturity dates ranging from February 2024 to April 2029. Seven of the loans have fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.54%. One of the loans is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 7% as of March 31, 2021. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of March 31, 2021 and December 31, 2020, certain mortgage debt was guaranteed by the members of the Advisor.  Except as described below, we were either in compliance with all debt covenants or received a waiver of testing of its debt covenants as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, we were not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts us into a trigger period pursuant to the loan documents. At the onset of a trigger period, the Pineville Loan will enter into a cash management period. We have requested a waiver of the financial covenants as of December 31, 2020, but as of the date of this filing it had not been received. If we are unable to obtain a waiver, the loan will go into cash management, however the other terms of the Pineville Loan will not change, including the timing or amounts of payments, or the expiration date. The lender for our loan secured by the Lubbock Fairfield Property (the “Lubbock Fairfield Loan”) waived the required financial covenants under the terms of the Lubbock Fairfield Loan through June 30, 2021. The promissory note and related loan documents regarding the Lubbock Home2 Property did not have any required financial covenants as of December 31, 2020. Other than as described above for the Pineville Loan, we were either in compliance with its debt covenants or received a waiver of testing of our debt covenants as of March 31, 2021 and December 31, 2020 as noted below.

Forbearance Agreements and Loan Amendments

On April 17, 2020, we entered into a Change In Terms Agreement (the “Cedar Rapids Amendment”), amending the terms of our original Promissory Note (the “Cedar Rapids Note”), dated March 5, 2019 in the original principal amount of $5.9 million. Pursuant to the Cedar Rapids Amendment, the maturity date of the Cedar Rapids Note was extended from March

1, 2024, to September 1, 2024, the requirement to make any replacement reserve deposits was waived until March 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020.  In addition to the Cedar Rapids Amendment, the lender has also waived the required financial covenants under the terms of the Cedar Rapids Note through December 31, 2020.

On April 17, 2020, we entered into a Change In Terms Agreement (the “Eagan Amendment”)amending the terms of our original Promissory Note (the “Eagan Note”), dated June 19, 2019 in the original principal amount of $9.4 million. Pursuant to the Eagan Amendment, the maturity date of the Eagan Note was extended from July 1, 2024, to January 1, 2025, the requirement to make any replacement reserve deposits was waived until June 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Eagan Amendment, the lender has also waived the required financial covenants under the terms of the Eagan Note through December 31, 2020.

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

On August 14, 2020, the Prattville Loan was amended (the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust other terms of the Prattville Loan.  The Prattville Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Prattville Forbearance Agreement and Prattville Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account.  The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $831,379, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. We were in compliance with the required financial covenants under the terms of the Prattville Amendment through March 31, 2021.

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

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan.  The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account.  The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $1,498,889, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. We did not have any required financial covenants under the terms of the Southaven loan in effect as of December 31, 2020. We were in compliance with the required financial covenants under the terms of the Southaven Amendment as of March 31, 2021.

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

In January 2021, we entered into six new unsecured promissory notes totaling $716,400, under the Second Draw Paycheck Protection Program (the “Second Draw PPP”) created by the Consolidated Appropriations Act, 2021 (the “CAA Act”), through Western State Bank. The term of each Second Draw PPP loan is five years. The interest rate on each Second Draw PPP loan is 1.0% per annum, which shall be deferred for the first sixteen months of the term of the loan. After the initial sixteen-month deferral period, each loan requires monthly payments of principal and interest until maturity with respect to any portion of such Second Draw PPP loan which is not forgiven as described below.  We are permitted to prepay each Second Draw PPP loan at any time with no prepayment penalties.

In February 2021, we, through our subsidiary LF3 Southaven TRS, LLC (“Southaven TRS”), entered into an unsecured promissory note under the PPP through Western State Bank.  The amount of the PPP loan for Southaven TRS is $85,400.  The term of each PPP loan is five years. The interest rate on the PPP loan is 1.0% per annum, which shall be deferred for the first sixteen months of the term of the loan. After the initial sixteen-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven as described below.  We are permitted to prepay the PPP loan at any time with no prepayment penalties.

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

Properties Under Contract

As of the date of this filing, we had two hotel properties under contract for an aggregate contract purchase price of approximately $29.8 million. We are still conducting our diligence review with respect to each property. Each of these pending acquisitions is subject to our completion of satisfactory due diligence and other closing conditions. There can be no assurance that we will complete any of these pending acquisitions on the contemplated terms, or at all.

To maintain cash reserves, we determined that it is in the best interests of the Company to declare distributions quarterly, if at all, beginning in the second quarter of 2020. Further, the distributions declared from the second quarter of 2020 through first quarter of 2021 were declared and paid in stock, in part or in whole, pursuant to the DRIP.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(1,292,235)	$(1,141,973)
Net cash used in investing activities	(2,596,403)	(27,387,502)
Net cash provided by financing activities	4,321,983	24,978,864
Net (decrease) increase in cash, cash equivalents and restricted cash	$433,345	$(3,550,611)

Cash Flows From Operating Activities

As of March 31, 2021, we owned eight hotel properties. During the three months ended March 31, 2021 and 2020, net cash used in operating activities was $1.3 million and $1.1 million, respectively. Our cash flows used in operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See “— Market Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business. See "- Results of Operations" for further discussion of our operating results for the three months ended March 31, 2021 and 2020.

Cash Flows From Investing Activities

Net cash used in investing activities was $2.6 million for the three months ended March 31, 2021 and primarily consisted of $1.9 million for the acquisition of one hotel property. Net cash used in investing activities was $27.4 million for the three months ended March 31, 2021 and primarily consisted of $27.2 million for the acquisition of two hotel properties.

Cash Flows From Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $4.3 million and consisted primarily of the following:

●	$4.3 million of net cash provided by offering proceeds related to our Offering and GO Unit Offering, net of payments of commissions and other offering costs of $0.7 million;
●	$0.3 million of net cash provided by debt financing as a result of proceeds from debt financing of $1.0 million and from from PPP loans totaling $0.8 million, partially offset by principal payments on debt of $1.2 million and payments of financing costs of $0.3 million;
●	$0.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.1 million;

During the three months ended March 31, 2021, net cash provided by financing activities was $25.0 million and consisted primarily of the following:

●	$7.8 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other offering costs of $1.6 million;
●	$18.0 million of net cash provided by debt financing as a result of proceeds from debt financing of $19.8 million, partially offset by principal payments on debt of $1.2 million and payments of financing costs of $0.6 million;
●	$0.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.4 million;
●	and $0.1 million paid for share redemptions.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first quarter of 2021 and during each quarter of 2020:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)(4)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Used in
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2020	$1,204,910	$0.175	$691,604	$418,286	$1,109,890	$(1,141,973)
Second Quarter 2020	1,313,186	0.175	—	—	—	(349,329)
Third Quarter 2020	1,368,309	0.175	213,784	1,410,688	1,624,472	892,326
Fourth Quarter 2020	1,397,802	0.175	245,789	1,054,379	1,300,168	(202,710)
	$5,284,207	$0.700	$1,151,177	$2,883,353	$4,034,530	$(801,686)

(1)	Distributions for the periods from January 1, 2020 through March 31, 2021 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from April 1, 2020 through June 30, 2020 were payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from July 1, 2020 through September 30, 2020, October 1, 2020 through December 31, 2020 and January 1, 2021 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2020 through February 29, 2020 were paid on a monthly basis, generally on or about the tenth day of the month following the record date of a given month. Beginning the second quarter of 2020, distributions, if any, will be declared and paid on a quarterly basis. In general, distributions for all record dates of a given quarter are paid on or about the tenth day of the first month following the end of a quarter.
(4)	Distributions for the period from March 1, 2020 through March 31, 2020, and April 1, 2020 through June 30, 2020 were paid in July 2020.

For the three months ended March 31, 2021, we paid aggregate distributions of $1.3 million, including $0.2 million of distributions paid in cash and $1.1 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the three months ended March 31, 2021 was $1.7 million. Net cash flow used in operations for the three months ended March 31, 2021 was $1.4 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

For the year ended December 31, 2020, we paid aggregate distributions of $4.0 million, including $1.1 million of distributions paid in cash and $2.9 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the year ended December 31, 2020 was $6.1 million. Net cash flows used in operations for the year ended December 31, 2020 was $0.8 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

Our board of directors has determined that, due to the effects of the COVID-19 pandemic, it is in the best interests of the Company to transition from declaring and paying distributions to stockholders on a monthly basis to doing so, if at all, on a quarterly basis, beginning in the second quarter of 2020. Cash and stock distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Results of Operations

Outlook

Our results of operations for the three months ended March 31, 2021 and 2020 are not indicative of those expected in future periods, as we were actively raising capital through our Offering and the Go Unit Offering and acquiring hotel properties during both of these periods. Further, the COVID-19 pandemic had a significant impact on our operating results for the three months ended March 31, 2021 and 2020.  While we have seen improving demand at all our properties through March 31, 2021, we expect any recovery to occur unevenly across our portfolio. As of March 31, 2021, we had owned seven properties for a full 12 month operating cycle.

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

Comparison of the three months ended March 31, 2021 versus the three months ended March 31, 2020

Revenue

Room revenues totaled $3.7 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively. Other revenue, which consists of revenues from other hotel services, was $64,370 and $54,776 for the three months ended March 31, 2021 and 2020, respectively. Hotel occupancy, ADR, and RevPAR were 61.99%, $94.11, and $58.34, respectively, for the three months ended March 31, 2021.  Hotel occupancy, ADR, and RevPAR were 60.17%, $107.35, and $64.59, respectively, for the three months ended March 31, 2021. We expect that room revenue, other revenue and total revenue will each increase in future periods as states and cities across the United States loosen restrictions and as a greater proportion of the population becomes vaccinated; however, these increases could be offset by the emergence of vaccine-resistant variants of COVID-19 or a lower than expected percentage of the population becoming fully vaccinated. We also expect increases as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

General and Administrative Expenses

General and administrative expenses were $1.4 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. These general and administrative expenses consisted primarily of administrative personnel costs, professional fees and an allocable portion of certain administrative overhead costs. General and administrative expenses remained relatively flat due to an increase in expenses for hotel properties purchased in 2020, which were offset by a decrease in spending due to COVID-19. We expect general and administrative expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets, but to decrease as a percentage of total revenue.

Sales and Marketing Expenses

Sales and marketing expenses were $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. These sales and marketing expenses consisted primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising, and other marketing costs.  Sales and marketing expenses remained relatively flat due to an increase in expenses for hotel properties purchased in 2020, which were offset by a decrease in spending due to COVID-19. We expect sales and marketing expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets, but to decrease as a percentage of total revenue.

Property Operations Expenses

Property operations expenses were $1.7 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively. These property operations expenses consisted primarily of operational personnel costs, agent commissions, utility costs, property taxes, insurance, repair and maintenance costs, and other costs of operating our hotel properties. Property operations expenses increased primarily due to the addition of the Aurora Property in February 2021 but remained relatively consistent as a percentage of revenue. We expect property operating expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Franchise Fees

Franchise fees were $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. We expect franchise fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Property Management Fees

Property management fees were $0.4 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. Property management fees include the asset management fees paid to the Advisor and management fees paid to property management service providers, including NHS and Vista, who manage the day-to-day operations of our hotel properties. We expect franchise fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Acquisition Expenses

Acquisition expenses were $27,466 and $72,995 for the three months ended March 31, 2021 and 2020, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisitions that are not attributable to a single property. We expect acquisition expenses will increase in future periods to the extent the Offering remains open to new investment and we continue to acquire properties, but to decrease as a percentage of revenue, and to cease once the Offering is closed to new investment and we are no longer acquiring new properties.

Depreciation

Depreciation expense was $1.0 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. We expect depreciation expense will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense was $0.9 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. Interest expense increased primarily due to a new mortgage related to the purchase of our Aurora Property in February 2021. Furthermore, we expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

As of March 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared or Paid

On April 9, 2021, the Company paid distributions totaling $1.4 million, consisting of $0.3 million in cash distributions and $1.1 million of distributions paid in shares of common stock issued through the DRIP, for daily record dates in the period from January 1, 2021 through March 31, 2021.

Recent Property Acquisitions

On May 12, 2021, the Operating Partnership acquired the Holiday Inn El Paso West Sunland Park hotel property located in El Paso, Texas (the “Holiday Inn El Paso”) pursuant to an Amended and Restated Contribution Agreement (the “El Paso Amended Contribution Agreement”), dated as of the same date. The aggregate contractual consideration under the El Paso Amended Contribution Agreement was $9.7 million plus closing costs, subject to adjustment as provided in the Amended Contribution Agreement. The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with EPH Development Fund LLC, which is the lender under the existing loan secured by the Holiday Inn El Paso (the “Lender”) of $7.9 million secured by the Holiday Inn El Paso (the “El Paso Loan”), the issuance by the Operating Partnership of 150,000 Series T Limited Units of the Operating Partnership, and the payment by the Operating Partnership of $300,000 in cash. The El Paso Loan is evidenced by a promissory note and has a fixed interest rate of 5.0% per annum.  The El Paso Loan matures on May 15, 2023, which may be extended by us until May 15, 2024 upon satisfaction of certain conditions contained in the El Paso Loan, including no then-existing event of default and satisfaction of certain financial covenants. The El Paso Loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. We have the right to prepay the El Paso Loan in full subject to certain fees, costs and conditions contained in the loan documents. In connection with the acquisition, we assumed the existing management agreement with Elevation Hotel Management, LLC (“EHM”) (as amended, the “EHM Management Agreement”), to provide property management and hotel operations management services for the Holiday Inn El Paso.  The EHM Management Agreement has an initial term of 90 days after its effective date. Pursuant to the EHM Management Agreement, we agree to pay to EHM a management fee equal to 3% of total revenues plus an accounting fee of $1,800 per month for accounting services.  As a condition to the El Paso Loan, we must enter into a management agreement with NHS, LLC dba National Hospitality Services (“NHS”), an affiliate of the Advisor which is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor, to act as co-manager of the Holiday Inn El Paso, and amend the EHM Management Agreement such that EHM will act as co-manager of the Holiday Inn El Paso.

The Company funded the acquisition of the Holiday Inn El Paso with proceeds from the Company’s ongoing private offering, Series T units issued to the Contributor as described above, and a new loan secured by the Holiday Inn El Paso.  The Holiday Inn El Paso is a 175-room hotel property.

Properties Under Contract

On April 1, 2021, the Operating Partnership entered into an Amended and Restated Contribution Agreement (the “Amended Contribution Agreement”), for the contribution of the 182-room Hilton Garden Inn Houston Bush Intercontinental Airport hotel in Houston, Texas (the “Houston Hilton Garden Inn Property”) to the Operating Partnership. The Amended Contribution Agreement amends and restates that certain Contribution Agreement entered into among the Operating Partnership and the contributors, dated as of February 17, 2021. The aggregate consideration for the Houston Hilton Garden Inn Property under the Amended Contribution Agreement is $19,700,000 plus closing costs, subject to adjustment as provided in the Amended Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Houston Hilton Garden Inn Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T Limited Units of the Operating Partnership. Pursuant to the Amended Contribution Agreement, the Operating Partnership is responsible for up to $300,000 of certain closing costs to be agreed upon by the parties. As required by the Amended Contribution Agreement, the Operating Partnership has deposited $50,000 into escrow as earnest money pending the closing or termination of the Amended Contribution Agreement. Except in certain circumstances described in the Amended Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Amended Contribution Agreement, it will forfeit the earnest money.

This pending acquisition is subject to our completion of satisfactory due diligence and other closing conditions, including the Operating Partnership’s assumption or refinancing of the existing debt secured by the Houston Hilton Garden Inn Property. There can be no assurance that the Operating Partnership will complete the acquisition of the Houston Hilton Garden Inn Property.

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

Amendment of $5.0 million Line of Credit

On May 6, 2021, the Company amended its $5.0 million revolving line of credit to extend the maturity date to May 10, 2022 and to incorporate an interest rate floor of 4.0%.

Status of the Offering

As of May 17, 2021, our private offering remained open for new investment, and since the inception of the offering the we had issued and sold 8,006,215 shares of common stock, including 622,904 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $77.8 million.

Status of the GO Unit Offering

As of May 17, 2021, our GO Unit Offering remained open for new investment, and since the inception of the offering we had issued and sold 1,390,615 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $9.6 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. See Note 10 “Commitments and Contingencies” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a discussion of ongoing legal proceedings and governmental authority inquiries.  Other than such proceedings, management is not aware of any current or pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such legal proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

There are no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 1, 2018, we commenced a private placement offering of up to $100,000,000 in shares of our common stock. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company.  Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share. During the three months ended March 31, 2021, we sold 1,000,927 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $9.8 million, including 44,030 shares issued pursuant to our dividend reinvestment plan. During the three months ended March 31, 2021, aggregate selling commissions of $36,520 and marketing and diligence allowances and other wholesale selling costs and expenses of $139,717 were paid in connection with the private offering.

On June 15, 2020, we commenced a private placement offering of limited partnership units in our Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of the Company, as the General Partner of the Operating Partnership, (the “GO Unit Offering”). The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO LP Units (a “Series GO Limited Partner”) will have the right to exchange its Series GO LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange. The exchange right is not available until all of the following have occurred (the “Exchange Date”): (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO Limited Partner has held its Series GO LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). As of March 31, 2021, the Company has issued and sold 1,258,817 Series GO LP Units and received aggregate proceeds of $8.7 million. During the three months ended September 30, 2020, aggregate selling commissions of $343,397 and marketing and diligence allowances and other wholesale selling costs and expenses of $171,749 were paid in connection with the offering.

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

Shares Repurchased

During the three months ended March 31, 2021, we did not repurchase any shares pursuant to our share repurchase plan because no shares were submitted for repurchase.  Based on the repurchase limits described above, as of March 31, 2021, there is $3,695,479 available for eligible purchasers for the remainder of 2021.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

HIDDEN_ROW
3.1	Articles of Amendment and Restatement, dated as of June 1, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

3.2	Articles Supplementary for the Interval Common Stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

3.3

Bylaws, dated of as April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 12, 2019)

3.4

First Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of February 4, 2021 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.1

Amended and Restated Contribution Agreement, dated as of January 29, 2021, by and between the Operating Partnership and LN Hospitality Denver, LLC for the Aurora Property (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.2.1

Loan Agreement by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.1 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.2.2

Promissory Note issued by LF3 Aurora, LLC and LF3 Aurora TRS, LLC to Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.2 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.2.3

Fee and Leasehold Deed of Trust and Security Agreement by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.3 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.2.4

Guaranty Agreement, by and among Access Point Financial, LLC, LF3 Aurora, LLC, LF3 Aurora TRS, LLC and the Company, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.4 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.2.5	Environmental Indemnity Agreement, by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC, and the

Company, to Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.5 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.2.6

Assignment of Leases and Rents by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.6 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.2.7

Agreement for Subordination of Payments to Related Parties by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.7 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.2.8

Pledge Agreement by and between Lodging Fund REIT III OP, LP and Access Point Financial, LLC relating to LF3 Aurora, LLC and the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.8 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.2.9

Pledge Agreement by and between Lodging Fund REIT III TRS, Inc. and Access Point Financial, LLC relating to LF3 Aurora TRS, LLC and the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.9 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.2.10

Acknowledgement of CoPACE Assessment by and between LN Hospitality Denver, LLC and LF3 Aurora, LLC to Twain Funding I, LLC, relating to the Aurora Property, dated as of February 3, 2021 (incorporated by reference to Exhibit 10.85.10 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.3

Contribution Agreement, dated as of January 8, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.4

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of January 19, 2021 (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.5

Promissory Note issued to Western State Bank relating to the Cedar Rapids Property, dated January 29, 2021 (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.6

Promissory Note issued to Western State Bank relating to the Pineville Property, dated January 29, 2021 (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.7

Promissory Note issued to Western State Bank relating to the Eagan Property, dated January 29, 2021 (incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.8

Promissory Note issued to Western State Bank relating to the Prattville Property, dated January 29, 2021 (incorporated by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.9

Promissory Note issued to Western State Bank relating to the Lubbock Fairfield Property, dated January 29, 2021 (incorporated by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.10

Promissory Note issued to Western State Bank relating to the Lubbock Home2 Property, dated January 29, 2021 (incorporated by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.11

Promissory Note issued to Western State Bank relating to the Southaven Property, dated February 16, 2021 (incorporated by reference to Exhibit 10.94 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.12

Contribution Agreement, dated as of February 17, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.13		Form of Services Agreement with NHS dba National Hospitality Services (incorporated by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.14

Letter Agreement between Midland Loan Services, LF3 Lubbock Expo, LLC and LF3 Lubbock Expo TRS, LLC regarding the Lubbock Fairfield Inn loan, dated as of March 2, 2021  (incorporated by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.15

Contribution Agreement, dated as of March 8, 2021, by and between the Operating Partnership and HCNA Enterprises, Inc. for the Corpus Christi Fairfield Inn Property (incorporated by reference to Exhibit 10.98 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.16

Limited Consent and Waiver Agreement, dated February 16, 2021 between Wells Fargo Bank, National Association, LF3 Prattville, LLC, LF Prattville TRS, LLC and Corey R. Maple regarding the Prattville Property loan (incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.17

Limited Consent and Waiver Agreement, dated February 16, 2021 between Wells Fargo Bank, National Association, LF3 Southaven, LLC, LF3 Southaven TRS, LLC, and Corey R. Maple regarding the Southaven Property loan (incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.18

Consent to PPP Loan Agreement, dated March 5, 2021 between Wells Fargo Bank, National Association, LF3 Lubbock Expo, LLC, Lodging Fund REIT III, Inc., and Lodging Fund REIT III OP, LP regarding to the Lubbock Fairfield Inn loan (incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.19

Side Letter Agreement, dated May 18, 2020 between Wells Fargo Bank, National Association, LF Pineville, LLC, LF3 Pineville TRS, LLC, and Norman H. Leslie regarding the Pineville Property loan. (incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.20	*

Amended and Restated Contribution Agreement, dated as of April 1, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property

10.21	*	First Amendment to Contribution Agreement dated as of April 28, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property

10.22	*	Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of May 6, 2021

10.23	*	Amended and Restated Contribution Agreement, dated as of May 12, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property
10.24	*	Loan Agreement between LF3 El Paso, LLC, LF3 El Paso TRS, LLC, and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021
10.25	*	Special Warranty Deed between HD Sunland Park Property LLC and LF3 El Paso, LLC, relating to the EL Paso Property, dated as of May 12, 2021
10.26	*	Continuing Guaranty by Lodging Fund REIT III OP, LP in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021
10.27	*

Assignment, Consent and Subordination of Management Agreement by and among LF3 El Paso, LLC, LF3 El Paso TRS, LLC, Elevation Hotel Management, LLC and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021

10.28	*

Assignment and Assumption of Management Agreement, by and between HD Sunland Park Property, LLC and LF3 El Paso TRS, LLC, and LF3 El Paso, LLC, relating to the El Paso Property, dated as of May 12, 2021

10.29	*	Environmental Indemnity Agreement by LF3 El Paso, LLC and LF3 El Paso TRS, LLC in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021
10.30	*

Loan Assumption Agreement by and among HD Sunland Park Property, L.L.C., LF3 El Paso, LLC, LF3 El Paso TRS, LLC, and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021

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

LODGING FUND REIT III, INC.

Date:	May 17, 2021	By:	s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer and Secretary
(principal executive officer)

Date:	May 17, 2021	By:	/s/ Samuel C. Montgomery
Samuel C. Montgomery
Chief Financial Officer
(principal financial officer)