Form 10-K/A
period 2020-12-31
Lodging Fund REIT III, Inc.
filed 2021-05-28
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of March 25, 2021, there were 7,717,167 outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None. Certain information from the definitive proxy statement for the Registrant’s 2021 Annual Meeting of Stockholders filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2021 was incorporated by reference into Part III of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2020 originally filed on March 31, 2021.

EXPLANATORY NOTE

Lodging Fund REIT III, Inc. (the “registrant”) is filing this abbreviated amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed by the registrant with the Securities and Exchange Commission on March 31, 2021 (the “Original 10-K”) solely to include language regarding internal control over financial reporting in the introductory portion of paragraph 4 and paragraph 4(b) of the 302 certifications filed as Exhibits 31.1 and 31.2 with this amendment, which language was inadvertently omitted in the 302 certifications included with the Original 10-K. This amendment does not change the previously reported financial statements or any of the other disclosure contained in the Original 10-K.

Index to Exhibits

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LODGING FUND REIT III, INC.

Date: May 28, 2021	By:	/s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer, Secretary and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date	Name and Title

May 28, 2021	/s/ Corey R. Maple
Corey R. Maple, Chairman of the Board, Chief Executive Officer, Secretary and Director (principal executive officer)

May 28, 2021	/s/ Samuel C. Montgomery
Samuel C. Montgomery, Chief Financial Officer (principal financial officer and principal accounting officer)

May 28, 2021	/s/ Norman H. Leslie
Norman H. Leslie, President, Chief Investment Officer, Treasurer and Director

May 28, 2021	/s/ David G. Ekman
David G. Ekman, Director

May 28, 2021	/s/ Brian Hagen
Brian Hagen, Director

May 28, 2021	/s/ Jeffrey T. Leighton
Jeffrey T. Leighton, Director

May 28, 2021	/s/ Perry Rynders
Perry Rynders, Director