Form 10-Q
period 2021-06-30
Lodging Fund REIT III, Inc.
filed 2021-08-13
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 8,147,235 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Investment in hotel properties, net of accumulated depreciation of $6,866,310 and $4,712,578	$133,709,634	$100,744,186
Cash and cash equivalents	6,572,353	7,960,159
Restricted cash	7,092,968	4,568,908
Accounts receivable, net	662,342	114,282
Franchise fees, net	1,178,252	955,238
Prepaid expenses and other assets	2,674,267	2,071,708
Total Assets	$151,889,816	$116,414,481

Liabilities and Equity
Debt, net	$86,015,708	$63,924,719
PPP Loans	119,500	763,100
Accounts payable	1,454,560	670,548
Accrued expenses	1,856,380	1,560,931
Distributions payable	1,391,786	1,327,912
Due to related parties	3,140,298	1,904,051
Other liabilities	1,159,394	653,292
Total liabilities	95,137,626	70,804,553

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 7,963,220 and 7,611,653 shares issued and outstanding	79,631	76,116
Additional paid-in capital	77,973,779	74,610,627
Accumulated deficit	(37,209,546)	(31,855,995)
Total stockholders' equity	40,843,864	42,830,748
Non-controlling interest - Series B LP Units	(1,262,988)	(1,005,785)
Non-controlling interest - Series GO LP Units	8,382,679	3,784,965
Non-controlling interest - Series T LP Units	8,788,635	—
Total equity	56,752,190	45,609,928
Total Liabilities and Equity	$151,889,816	$116,414,481

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Room revenue	$6,174,243	$2,610,711	$9,895,034	$6,388,441
Other revenue	164,269	49,843	228,639	104,619
Total revenue	6,338,512	2,660,554	10,123,673	6,493,060

Expenses
Property operations	2,561,807	1,043,394	4,304,055	2,693,707
General and administrative	1,692,370	1,113,408	3,038,212	2,501,692
Sales and marketing	522,307	226,532	827,761	597,602
Franchise fees	503,718	210,856	800,070	530,757
Management fees	559,065	346,029	997,155	741,233
Acquisition expense	20,977	264,999	48,443	337,994
Depreciation	1,151,739	872,733	2,154,791	1,691,134
Total expenses	7,011,983	4,077,951	12,170,487	9,094,119

Other Income (Expense)
Other income (expense), net	704,792	389,568	1,383,667	317,044
Interest expense	(1,014,443)	(827,483)	(1,961,516)	(1,563,249)
Total other income (expense)	(309,651)	(437,915)	(577,849)	(1,246,205)

Net Loss Before Income Taxes	(983,122)	(1,855,312)	(2,624,663)	(3,847,264)

Income tax benefit (expense)	391,346	(351,870)	366,346	256,046

Net Loss	(591,776)	(2,207,182)	(2,258,317)	(3,591,218)

Net loss attributable to non-controlling interest - Series B LP Units	(29,462)	(110,111)	(112,440)	(179,267)
Net loss attributable to non-controlling interest - Series GO LP Units	(80,826)	—	(240,762)	—

Net Loss Attributable to Common Stockholders	$(481,488)	$(2,097,071)	$(1,905,115)	$(3,411,951)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.06)	$(0.29)	$(0.24)	$(0.50)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	7,940,665	7,109,431	7,846,869	6,824,211

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
			Additional		Total	Non-controlling	Non-controlling	Non-controlling
		Par	Paid-In	Accumulated	Stockholders'	Interest -	Interest	Interest	Total
	Shares	Value	Capital	Deficit	Equity	Series B LP Units	Series GO LP Units	Series T LP Units	Equity
Balance at December 31, 2019	6,005,743	$60,057	$58,961,101	$(18,396,163)	$40,624,995	$(439,985)	$—	—	$40,185,010
Issuance of common stock	956,897	9,569	9,371,964	—	9,381,533	—	—	—	9,381,533
Offering costs	—	—	—	(1,520,647)	(1,520,647)	—	—	—	(1,520,647)
Distributions declared ($0.175 per share)	—	—	—	(1,144,602)	(1,144,602)	(60,308)	—	—	(1,204,910)
Distributions reinvested	44,030	440	417,846	—	418,286	—	—	—	418,286
Redemptions	(10,000)	(100)	(91,900)	—	(92,000)	—	—	—	(92,000)
Net loss	—	—	—	(1,314,880)	(1,314,880)	(69,156)	—	—	(1,384,036)
Balance at March 31, 2020	6,996,670	69,966	68,659,011	(22,376,292)	46,352,685	(569,449)	—	—	45,783,236
Issuance of common stock	197,824	1,978	1,931,108	—	1,933,086	—	—	—	1,933,086
Offering costs	—	—	—	(602,779)	(602,779)	—	—	—	(602,779)
Distributions declared ($0.175 per share)	—	—	—	(1,247,245)	(1,247,245)	(65,941)	—	—	(1,313,186)
Net loss	—	—	—	(2,097,071)	(2,097,071)	(110,111)	—	—	(2,207,182)
Balance at June 30, 2020	7,194,494	71,944	70,590,119	(26,323,387)	44,338,676	(745,501)	—	—	43,593,175

Balance at December 31, 2020	7,611,653	$76,116	$74,610,627	$(31,855,995)	$42,830,748	$(1,005,785)	$3,784,965	—	$45,609,928
Issuance of common stock	82,414	824	793,756	—	794,580	—	—	—	794,580
Issuance of GO Units	—	—	—	—	—	—	4,201,300	—	4,201,300
Issuance of T Units	—	—	—	—	—	—	—	6,747,577	6,747,577
Offering costs	—	—	—	(287,745)	(287,745)	—	(534,354)	—	(822,099)
Distributions declared ($0.175 per share)	—	—	—	(1,358,705)	(1,358,705)	(71,511)	—	—	(1,430,216)
Distributions reinvested	113,877	1,139	1,080,689	—	1,081,828	—	—	—	1,081,828
Redemptions	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	(1,423,627)	(1,423,627)	(82,978)	(159,936)	—	(1,666,541)
Balance at March 31, 2021	7,807,944	78,079	76,485,072	(34,926,072)	41,637,079	(1,160,274)	7,291,975	6,747,577	54,516,357
Issuance of common stock	80,737	807	782,663	—	783,470	—	—	—	783,470
Issuance of GO Units	—	—	—	—	—	—	1,329,000	—	1,329,000
Issuance of T Units	—	—	—	—	—	—	—	2,041,058	2,041,058
Offering costs	—	—	—	(410,200)	(410,200)	—	(157,470)	—	(567,670)
Distributions declared ($0.175 per share)	—	—	—	(1,391,786)	(1,391,786)	(73,252)	—	—	(1,465,038)
Distributions reinvested	116,535	1,165	1,105,915	—	1,107,080	—	—	—	1,107,080
Redemptions	(41,996)	(420)	(399,871)	—	(400,291)	—	—	—	(400,291)
Net loss	—	—	—	(481,488)	(481,488)	(29,462)	(80,826)	—	(591,776)
Balance at June 30, 2021	7,963,220	$79,631	$77,973,779	$(37,209,546)	$40,843,864	$(1,262,988)	$8,382,679	$8,788,635	$56,752,190

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(2,258,317)	$(3,591,218)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,154,791	1,691,134
Amortization	174,301	131,022
Gain on PPP loan forgiveness	(1,564,900)	—
Deferred tax assets, net	(391,487)	(256,046)
Change in operating assets and liabilities:
Accounts receivable	(548,060)	(210,792)
Franchise fees	(262,500)	(300,000)
Prepaid expenses and other assets	(211,072)	759,643
Accounts payable	723,865	362,169
Accrued expenses	303,449	591,148
Due to related parties	936,613	(490,133)
Other liabilities	504,457	(178,229)
Net cash used in operating activities	(438,860)	(1,491,302)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(2,221,365)	(27,190,749)
Improvements and additions to hotel properties	(1,210,239)	(648,403)
Net cash used in investing activities	(3,431,604)	(27,839,152)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	—	14,017,730
Proceeds from lines of credit	1,000,000	6,200,000
Proceeds from PPP loans	921,300	763,100
Principal payments on mortgage debt	(466,943)	(316,933)
Principal payments on lines of credit	(1,000,000)	(5,009,363)
Payments of deferred financing costs	(475,238)	(633,572)
Proceeds from issuance of common stock	1,578,050	11,314,922
Proceeds from issuance of GO Units	5,530,300	—
Payments of offering costs	(1,182,751)	(2,107,543)
Payments for shares redeemed	(400,291)	(92,000)
Distributions paid	(497,709)	(665,234)
Net cash provided by financing activities	5,006,718	23,471,107
Net change in cash, cash equivalents, and restricted cash	1,136,254	(5,859,347)
Beginning Cash, Cash Equivalents, and Restricted Cash	12,529,067	16,174,371
Ending Cash, Cash Equivalents, and Restricted Cash	$13,665,321	$10,315,024

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$1,951,174	$1,278,813
Income taxes paid	$1,963	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of T Units for Aurora property	$6,688,635	$—
Issuance of T Units for El Paso property	$2,100,000	$—
Debt issued for acquisition of Aurora property	$15,000,000	$—
Debt issued for acquisition of El Paso property	$7,900,000	$—
Debt assumed in connection with hotel property acquisition	$—	$9,998,437
Offering costs included in accounts payable	$60,147	$148,396
Offering costs included in due to related parties	$154,871	$(108,931)
Offering costs included in accrued expenses	$(8,000)	$(23,582)
Distributions included in due to related parties	$144,763	$126,249
Reinvested distributions	$2,188,908	$417,983

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$7,960,159	$10,898,556
Restricted cash, beginning of period	4,568,908	5,275,815
Cash, cash equivalents, and restricted cash, beginning of period	$12,529,067	$16,174,371

Cash and cash equivalents, end of period	$6,572,353	$5,903,527
Restricted cash, end of period	7,092,968	4,411,497
Cash, cash equivalents, and restricted cash, end of period	$13,665,321	$10,315,024

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and three classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”) and Series T Limited Partnership Units (“Series T LP Units”).  LF REIT III was the sole general partner of the OP, as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, there were no outstanding Common LP Units or Interval Units, and there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor.  As of June 30, 2021 and December 30, 2020, there were 1,253,758 and 0 Series T LP Units outstanding, respectively. As of June 30, 2021 and December 30, 2020, there were 1,451,900 and 654,868 Series GO LP Units outstanding, respectively.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000 (the “Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of June 30, 2021, the Company had issued and sold 8,069,405 shares of common stock, including 623,223 shares attributable to the DRIP, and received aggregate proceeds of $78.0 million.  For the year ended December 31, 2020, the Company had repurchased 64,190 shares, which represents an original investment of $641,898, including $16,898 of DRIP shares, for $590,547 under the Company’s Share Repurchase Plan.  During the six months ended June 30, 2021, the Company repurchased 41,996 shares, which represents an original investment of $379,380, including $31,603 of DRIP shares, for $400,291 under the Company’s Share Repurchase Plan. As of June 30, 2021, $400,291 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheet. See Note 11.

On April 29, 2020, the Company classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of the Company’s board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of June 30, 2021, the Company had not issued or sold any shares of Interval Common Stock.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of  LF REIT III as the General Partner of the OP, (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of

1933, as amended. As of June 30, 2021, the Company had issued and sold 1,451,900 Series GO LP Units and received aggregate proceeds of $10.0 million.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, and which, in the opinion of management, are necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. In 2020, the World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The impact of the outbreak on the U.S. and world economies continues to evolve, and since the outbreak, there have been international mandates, and mandates in the United States from federal, state and local authorities, instituting quarantines and stay-at-home orders, closing schools, and instituting restrictions on travel and/or limiting operations of non-essential offices and retail centers. Such actions adversely impacted and continue to adversely impact many industries, with the travel and hospitality industries being particularly adversely affected. Although the Company’s hotel properties remained open through the onset of the pandemic, and despite an improvement in the second quarter of 2021, the Company’s occupancy levels have been lower than historical levels. The outbreak could have a continued adverse impact on economic and market conditions and could trigger a continued slowdown in leisure and business travel, which is adversely impacting the travel and hospitality industries. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2021, however uncertainty over the ultimate impact COVID-19, including the continued emergence of new strains of COVID-19, such as the Delta variant, will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

Advertising Costs – The Company expenses advertising costs as incurred.  These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $426,669 and $264,876 for the six months ended June 30, 2021 and 2020, respectively, and is included in sales and marketing in the consolidated statement of operations.

Non-controlling Interests— Non-controlling interests represent the portion of equity related to shares with limited voting interest. Non-controlling interests are reported in the consolidated balance sheets within equity, separate from stockholders’ equity. Revenue and expenses attributable to both the Company and the non-controlling interests are reported in the consolidated statements of operations, with net income or loss attributable to non-controlling interests reported separately from net income or loss attributable to the Company.

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

Restricted Cash—Restricted cash consists of earnest money deposits related to hotel property acquisitions, as well as certain funds maintained in escrow accounts to fund future payments for insurance, property tax obligations, and reserves for future capital expenditures, as required by our debt agreements. As of June 30, 2021 and December 31, 2020, restricted cash on the accompanying consolidated balance sheet included $1.7 million and $1.9 million, respectively, of earnest money deposits.

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

Property Management Fees—Property management fees include expenses incurred for management services provided for the day-to-day operations of our hotel properties, which are generally charged at a rate of 4% of gross revenues. Property management fees also include asset management fees, which may be charged at an annual rate of up to 0.75% of gross assets and are paid to the Advisor.  For the six months ended June 30, 2021 and 2020, asset management fees were charged only on the value of investments in hotel properties.

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

3.    INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Land and land improvements	$16,478,142	$10,324,772
Building and building improvements	111,166,117	85,213,846
Furniture, fixtures, and equipment	12,874,246	8,927,694
Construction in progress	57,439	990,452
Investment in hotel properties, at cost	140,575,944	105,456,764
Less: accumulated depreciation	(6,866,310)	(4,712,578)
Investment in hotel properties, net	$133,709,634	$100,744,186

As of June 30, 2021, the Company owned nine hotel properties with an aggregate of 1,022 rooms located in seven states.

Acquisitions of Hotel Properties

The Company acquired two properties during the six months ended June 30, 2021 and two properties during the year ended December 31, 2020.  Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions.  The table below outlines the details of the properties acquired during the six months ended June 30, 2021.

2021 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Courtyard by Marriott (the "Aurora Property")	Select Service	Aurora, CO	February 4, 2021	141	$23,610,000	(1)	$458,129	$24,068,129	100%
Holiday Inn (the "El Paso Property")	Select Service	El Paso, TX	May 12, 2021	175	10,300,000	(2)	361,019	10,661,019	100%
				316	$33,910,000		$819,148	$34,729,148
(1)	Includes the issuance of 1,103,758 Series T LP Units of the Operating Partnership
(2)	Includes the issuance of 150,000 Series T LP Units of the Operating Partnership

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

As of June 30, 2021, each of the Company’s hotel properties, except the Southaven Property and the El Paso Property, was subject to a property management agreement with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive 5-year periods unless terminated earlier in accordance with its terms. The Southaven Property is currently being managed on a day-to-day basis by Vista Host, Inc. pursuant to a property management agreement with an initial term expiring on February 21, 2025, which will automatically renew for two successive 5-year periods unless terminated earlier in accordance with its terms. As of June 30, 2021, the El Paso Property was being managed on a day-to-day basis by Elevation Hotel Management, LLC pursuant to a property management agreement which requires payment of a management fee equal to 3.0% of total revenues plus an accounting fee of $1,800 per month for accounting services. The Company has entered into a management agreement with NHS whereby NHS will begin managing and operating the El Paso Property beginning August 16, 2021.  The terms of such agreement are consistent with those described above for other NHS property management agreements.

The seller of the Pineville Property, an affiliate of Beacon, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of June 30, 2021, no amounts were owed or paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

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

On May 12, 2021, the Operating Partnership acquired the Holiday Inn El Paso West Sunland Park hotel property located in El Paso, Texas (the “Holiday Inn El Paso”) for contractual consideration comprising $7.9 million in debt, $300,000 in cash paid at closing and the issuance of 150,000 Series T Limited Units of the Operating Partnership.  The Series T Limited Units will convert into Common Limited Units of the Operating Partnership beginning 36 months, or in the event the Operating Partnership is then in the process of transacting a sale of the Operating Partnership’s assets or another significant capital event necessitating a conversion is then in process, up to 48 months, after May 12, 2021, at which point the value will be calculated pursuant to the terms of an Amended and Restated Contribution Agreement, dated May 12, 2021 (the “El Paso Contribution Agreement”).  The number of Common Limited Units to be issued to the Company based on such conversion may be higher or lower than the initial valuation of the Series T Units.  Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $10.3 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

The aggregate purchase price for the hotel properties acquired during the six months ended June 30, 2021 and the year ended December 31, 2020 were allocated as follows:

	June 30,	December 31,
	2021	2020
Land and land improvements	$6,147,650	$2,576,166
Building and building improvements	25,059,356	31,605,174
Furniture, fixtures, and equipment	3,522,142	3,007,846
Total assets acquired	34,729,148	37,189,186

Premium on assumed debt	—	(597,665)
Total liabilities assumed	—	(597,665)
Total purchase price(1)	34,729,148	36,591,521

Assumed mortgage debt	—	9,400,772

Net purchase price	$34,729,148	$27,190,749

(1)	Total purchase price includes purchase price plus all transaction costs.

4.    DEBT

Lines of Credit

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit.  The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the line of credit was amended to extend the maturity date to May 10, 2021. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2021.  On May 6, 2021, the line of credit was amended to extend the maturity date to May 10, 2022.  On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%.  The line of credit is secured by the Company’s Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership.  The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other.  The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple, the Company’s Chief Executive Officer.  As of June 30, 2021, there was no outstanding balance on the line of credit.

On August 22, 2018, the Company entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. The line of credit required monthly payments of interest only, with all principal due at maturity. The line of credit included a partial guarantee by each of Corey Maple and Norman Leslie, as the members of the Advisor, each in the amount of $1.2 million. The line of credit expired on November 22, 2020 and was not renewed.

Mortgage Debt

As of June 30, 2021, the Company had $86.9 million in outstanding mortgage debt secured by nine properties, with maturity dates ranging from May 2023 to April 2029. Eight of the loans have fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.59%. One of the loans is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 7% as of June 30, 2021. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of June 30, 2021 and December 31, 2020, certain mortgage debt was guaranteed by the members of the Advisor.  Except as described below, the Company was either in compliance with all debt covenants or received a waiver of testing of its debt covenants as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. At the onset of a trigger period, the Pineville Loan will enter into a cash management period. The Company has requested a waiver of the financial covenants as of June 30, 2021 and December 31, 2020, but as of the date of this filing it had not been received. If the Company is unable to obtain a waiver, the loan will go into cash management, however the other terms of the Pineville Loan will not change, including the timing or amounts of payments, or the expiration date. The lender for the Company’s loan secured by the Lubbock Fairfield Property (the “Lubbock Fairfield Loan”) waived the required financial covenants under the terms of the Lubbock Fairfield Loan through June 30, 2021. Other than as described above for the Pineville Loan, the Company was either in compliance with its debt covenants or received a waiver of testing of its debt covenants as of June 30, 2021 and December 31, 2020 as noted below.

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

On August 14, 2020, the Prattville Loan was amended (the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust other terms of the Prattville Loan.  The Prattville Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Prattville Forbearance Agreement and Prattville Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account.  The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $831,379, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. The Company was in compliance with the required financial covenants under the terms of the Prattville Amendment through June 30, 2021.

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

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan.  The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account.  The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $1,498,889, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. The Company did not have any required financial covenants under the terms of the Southaven loan in effect as of December 31, 2020. The Company was in compliance with the required financial covenants under the terms of the Southaven Amendment as of June 30, 2021.

Paycheck Protection Program (“PPP”) Loans

In April 2020, the Company entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed in March 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of each PPP loan was 2 years, which could be extended to 5 years at the Company’s election. The interest rate on each PPP loan was 1.0% per annum, which shall be deferred for a period of time. After the initial deferral period, each loan required monthly payments of principal and interest until maturity with respect to any portion of such PPP loan which is not forgiven as described below.  The initial deferral period ends at either i) the date the SBA remits the borrower’s loan forgiveness amount, or ii) if the Company has not applied for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. The Company’s covered period ended September 25, 2020, for two of its PPP loans and ended October 2, 2020, for four of its PPP loans. The Company is permitted to prepay each PPP loan at any time with no prepayment penalties.   Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. As of December 31, 2020, the outstanding balance of the PPP Loans was $763,100. In February 2021, we applied for and received one hundred percent (100%) forgiveness of all six PPP Loans.

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

In April 2021, the Company, through Southaven TRS, entered into an unsecured promissory note under the Second Draw PPP created by the CAA Act, through Western State Bank (the “Southaven TRS Second Draw PPP”).  The term of the Southaven Second Draw PPP loan is five years.  The amount of the Southaven TRS Second Draw PPP loan is $119,500.  The interest rate on the Southaven TRS Second Draw PPP loan is 1.0% per annum, which shall be deferred for the first sixteen months of the term of the loan. After the initial sixteen-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the loan which is not forgiven as described below.  The Company is permitted to prepay the Southaven TRS Second Draw PPP loan at any time with no prepayment penalties.

Under the terms of the CARES Act and the CAA Act, as applicable, PPP loan recipients and Second Draw PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of such loans. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs, the maintenance of employee and compensation levels and certain other approved expenses. In June 2021, the Company received forgiveness on the full balance of the Second Draw

PPP and Southaven TRS PPP loans. The remaining $119,500 relates to the Southaven TRS PPP Second Draw and forgiveness will be applied for.

The following table sets forth the hotel properties securing the Company’s hotel mortgage debt, lines of credit and PPP loans as of June 30, 2021 and December 31, 2020.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	June 30,	Maturity	June 30,	December 31,
	2021	Date	2021	2020
Holiday Inn Express - Cedar Rapids(1)	5.33%	09/01/2024	$5,858,134	$5,858,134
Hampton Inn & Suites - Pineville	5.13%	06/06/2024	8,878,638	8,973,775
Hampton Inn - Eagan	4.60%	01/01/2025	9,317,589	9,317,589
Home2 Suites - Prattville(1)	4.13%	08/01/2024	9,536,714	9,647,085
Home2 Suites - Lubbock	4.69%	10/06/2026	7,683,896	7,792,602
Fairfield Inn & Suites - Lubbock	4.93%	04/06/2029	9,199,675	9,272,870
Homewood Suites - Southaven(1)	3.70%	03/03/2025	13,506,574	13,586,110
Courtyard by Marriott - Aurora	7.00%	02/05/2024	15,000,000	—
Holiday Inn - El Paso	5.00%	05/15/2023	7,900,000	—
Total Mortgage Debt			86,881,222	64,448,165
Premium on assumed debt, net			788,916	854,928
Deferred financing costs, net			(1,654,430)	(1,378,374)
Net Mortgage			86,015,708	63,924,719

$3.0 million line of credit(2)	-	11/22/2020	—	—
$5.0 million line of credit	3.75%(3)	5/10/2022	—	—
Total Lines of Credit			—	—

PPP Loan	1.00%	4/8/2026	119,500	763,100

Debt, net			$86,135,208	$64,687,819
(1)	Per the original loan terms, the loan was interest-only for the first 12 months after origination, then monthly principal and interest payments, with a balloon payment at maturity.
(2)	Variable interest rate equal to U.S. Prime Rate plus 1.00%, with a minimum rate of 5.00%. The line of credit was not renewed.
(3)	Variable interest rate equal to U.S. Prime Rate plus 0.50%.

Future Minimum Payments

As of June 30, 2021, the future minimum principal payments on the Company’s debt were as follows:

2021	$602,813
2022	1,428,636
2023	9,449,695
2024	39,052,270
2025	21,377,234
Thereafter	15,090,074
87,000,722

Premium on assumed debt, net	788,916
Deferred financing costs, net	(1,654,430)

$86,135,208

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of June 30, 2021 and December 31, 2020 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, PPP loans, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of June 30, 2021. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy.  As of June 30, 2021, the estimated fair value of the Company’s mortgage debt was $91.5 million, compared to the gross carrying value $86.9 million. As of December 31, 2020, the estimated fair value of the Company’s mortgage debt was $67.5 million, compared to the gross carrying value $64.4 million.

6.    INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the periods ended June 30, 2021 and 2020. The Company did not have any uncertain tax positions as of June 30, 2021 or December 31, 2020.

The Company’s TRS generated a net operating loss (“NOL”) for the six months ended June 30, 2021 and the year ended December 31, 2020, which can be carried forward to offset future taxable income.  As of June 30, 2020, the Company recorded a partial valuation allowance against its deferred tax assets of $1.1 million, primarily related to the uncertainty of effects of the ongoing COVID-19 pandemic on hospitality and travel industries.  During the remainder of 2020, the Company experienced some level of recovery, from the unprecedented lows in April and May 2020, at all of the Company’s hotel properties. As a result, the Company revised the partial valuation allowance against deferred tax assets to $600,901 as of September 30, 2020 and $0 as of December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company had a recorded net deferred tax asset of $1.9 million and $1.5 million respectively, primarily attributable to its NOLs generated in the prior periods, net of temporary differences primarily related to depreciation. The Company’s NOLs will expire in 2038-2039 for state tax purposes and will not expire for federal tax purposes. As of June 30, 2021, the tax years 2019 through 2020 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

7.    RELATED PARTY TRANSACTIONS

Legendary Capital REIT III, LLC— Substantially all of the Company’s business is managed by the Advisor and its affiliates, pursuant to the Advisory Agreement. The Advisor is owned by Corey R. Maple and Norman H. Leslie. The Company has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services. The Company reimburses the Advisor and its affiliates, at cost, for certain expenses incurred on behalf of the Company, as described in more detail below. The Advisory Agreement has a term of 10 years.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the six months ended June 30, 2021 and 2020, were as follows:

	Incurred
	For the Six Months Ended June 30,
	2021	2020
Fees:
Acquisition fees	$474,740	$501,949
Financing fees	474,740	501,949
Asset management fees	531,290	404,300
Performance fees	—	—
	$1,480,770	$1,408,198

Reimbursements:
Offering costs	$592,522	$787,692
General and administrative	1,304,469	1,376,301
Sales and marketing	90,904	108,286
Acquisition costs	70,326	69,124
Other (income) expense, net	—	282
	$2,058,221	$2,341,685

For three and six months ended June 30, 2021, the Operating Partnership recorded distributions payable to the Advisor in the amount of $73,252 and $144,763, respectively, in connection with the Advisor’s ownership of Series B LP Units. For the three and six months ended June 30, 2020, the Operating Partnership recorded distributions payable to the Advisor in the amount of $65,941 and $126,249, respectively. As of June 30, 2021 and December 31, 2020, the Company had distributions payable to the Advisor in the amount of $472,660 and $327,897, respectively. For the six months ended June 30, 2021 and 2020, the Company paid distributions in the amount of $19,788 and $18,818, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. Mr. Maple, our Chief Executive Officer and Chairman of the Board, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama and Southaven, Mississippi, which had original loan amounts of $9.6 million, $13.5 million and $7.9 million, respectively, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Leslie, our President, Chief Investment Officer and Director, is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million.  Mr. Maple and Mr. Leslie were also guarantors of the Company’s $3.0 million line of credit, each in the amount of $1.2 million.  That line of credit was closed in November 2020. For the six months ended June 30, 2021, the Company accrued guarantee fees in the amount of $80,159 to each Mr. Maple and Mr. Leslie. The total amount accrued of $471,895 remained unpaid as of June 30, 2021 and is included in due to related parties on the accompanying consolidated balance sheet.  Guarantee fees of $150,074 were assessed for six months ended June 30, 2020.

See Note 11 “Subsequent Events” for a description of a loan to a subsidiary of the Company by Legendary A-1 Bonds, LLC, which is an affiliate of the Advisor which is owned by Mr. Leslie and Mr. Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $13.0 million secured by the Houston Hilton Garden Inn Property.

As of June 30, 2021 and December 31, 2020, the Company had amounts due and payable to the Advisor and its affiliates of $2,468,295 and $1,720,605, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

NHS, LLC dba National Hospitality Services (“NHS”)—NHS, which is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. NHS provides property management and hotel operations management services for several of the Company’s hotel properties, pursuant to individual management agreements. The agreements have an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms.

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

Fees and reimbursements incurred and payable to NHS for the three and six months ended June 30, 2021 and 2020, and amounts outstanding and payable as of June 30, 2021 and December 31, 2020, were as follows:

	Incurred		Payable as of
	For the Six Months Ended June 30,		June 30,	December 31,
	2021	2020	2021	2020
Fees:
Management fees	$287,179	$182,154	$72,437	$36,509
Administrative fees	60,506	30,687	11,442	5,648
Accounting fees	44,919	40,895	12,446	10,701
	$392,604	$253,736	$96,325	$52,858

Reimbursements	$205,648	$136,499	$59,700	$5,530

One Rep Construction, LLC (“One Rep”) — One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2021 and 2020 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the six months ended June 30, 2021 and the year ended December 31, 2020, the Company incurred $41,925 and $176,669 of construction management fees payable to One Rep, respectively. As of June 30, 2021 and December 31, 2020, the amounts outstanding and due to One Rep were $3,995 and $34,988, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

8.    FRANCHISE AGREEMENTS

As of June 30, 2021, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 4% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Distributions

Distributions for the three months ended June 30, 2021 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from April 1, 2020 through June 30, 2020 were payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share.  Distributions for the periods from July 1, 2020 through September 30, 2020, October 1, 2020 through December 31, 2020, and January 1, 2021 through March 31, 2021 were payable to each stockholder as 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from April 1, 2021 through June 30, 2021 were payable to each stockholder as 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Going forward, the Company expects the board of directors of the Company to authorize and declare distributions, if at all, based on daily record dates and to pay these distributions on a monthly basis. Distributions will be determined by the board of directors based on the Company’s financial condition and other factors as the board of directors deems relevant, and may be paid in cash or in shares pursuant to the DRIP. The Company has not established a minimum distribution level, and the charter does not require that the Company make distributions to its stockholders.

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

There are several limitations on the Company’s ability to repurchase shares under the Share Repurchase Plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its Share Repurchase Plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our Share Repurchase Plan. During the year ended December 31, 2020, the Company repurchased 64,190 shares, which represents an original investment of $641,898, including $16,898 of DRIP shares, for $590,547.  As of December 31, 2020, $24,032 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets. During the six months ended June 30, 2021, the Company repurchased 41,996 shares, which represents an original investment of $379,380, including $31,603 of DRIP, for $400,291. As of June 30, 2021, $400,291 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheet. See Note 11. As of June 30, 2021, the Company had $3,295,189 available for eligible repurchases under the Company’s Share Repurchase Plan.

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

Interval Share Offering

The Company is offering up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share.  As of June 30, 2021, the Company had not issued or sold any shares of Interval Common Stock.

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

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any Series T LP Units issued may have different allocations and distributions than other Series T LP Units.  The Series T LP Units will be converted into Common Limited Units beginning 36 months after their issuance, and will automatically convert into Common Limited Units upon a Termination Event. As of June 30, 2021, the Company had issued 1,253,758 Series T LP Units.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the OP, to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of June 30, 2021, the Company had issued and sold 1,451,900 Series GO LP Units and received aggregate proceeds of $10.0 million.

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

Series B LP Unit Offering

As of June 30, 2021, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

10.  COMMITMENTS AND CONTINGENCIES

Impact of COVID-19 — As further discussed in Note 2, the full extent of the impact of COVID-19 on the U.S. and world economies generally, and the Company’s business in particular, is uncertain. As of June 30, 2021, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

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

The Company is cooperating with an inquiry conducted by the SEC seeking information related to the Company’s reimbursement of and financial accounting for certain expenses incurred by the Advisor, as well as the adequacy of its disclosures related to those policies and practices.  The Company received notice of the SEC’s inquiry in December 2020. The Company produced responsive materials and other forms of relevant information requested by the SEC.  The Company remains committed to voluntary cooperation with the SEC's inquiry and will work with the SEC to address and resolve any questions or concerns that the SEC may raise. At this time, the Company is unable to estimate the cost of complying with the inquiry or its outcome.

Property Acquisitions — The seller of the Pineville Property, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of June 30, 2021, no additional consideration had paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

In November 2019, the Company entered into a purchase agreement, to acquire 3 hotel properties in Pennsylvania, from a third party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement.  The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers seek the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit. The lawsuit is in an early stage and the likelihood of any material loss in connection with the case cannot be determined at this time. As a result, no amount was recorded related to this matter as of June 30, 2021, the Earnest Money remained in escrow and is included in restricted cash on the accompanying consolidated balance sheets.

Termination of Contribution Agreement

On June 11, 2021, the Company was deemed to have exercised its right to terminate the contribution agreement for the purchase of the Fairfield Inn & Suites Corpus Christi Aransas Pass hotel upon the expiration of the inspection period.  The $50,000 earnest money deposit contributed by the Company was returned in whole to the Company.

11. SUBSEQUENT EVENTS

Distributions Declared or Paid

On July 9, 2021, the Company paid distributions totaling $1.4 million, consisting of $0.5 million in cash distributions and $0.9 million of distributions paid in shares of common stock issued through the DRIP, for daily record dates in the period from April 1, 2021 through June 30, 2021.

On August 4, 2021, the Company declared cash distributions totaling $293,409 and DRIP distributions totaling $177,588, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates July 1 through July 31, 2021 to holders of record on each calendar day of such period. The distribution declared for July 2021 was paid on August 10, 2021.

Recent Property Acquisitions

On August 3, 2021, the Operating Partnership acquired the Hilton Garden Inn Houston Bush Intercontinental Airport hotel in Houston, Texas (the “Houston Hilton Garden Inn Property”) pursuant to the Second Amended and Restated Contribution Agreement (the “Second Amended Contribution Agreement”), dated the same date.  The aggregate contractual consideration under the Second Amended Contribution Agreement was $19,516,112 plus closing costs, subject to adjustment as provided in the Second Amended Contribution Agreement.  The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $13 million secured by the Houston Hilton Garden Inn Property (the “Houston Loan”). The remaining consideration consists of the issuance by the Operating Partnership of 651,611.62 Series T Limited Units of the Operating Partnership. for the contribution of the 182-room property to the Operating Partnership. Pursuant to the Second Amended Contribution Agreement, the Operating Partnership is responsible for up to $485,000 of certain closing costs to be agreed upon by the parties. The Houston Loan is evidenced by a promissory note and has a fixed interest rate of 7.0% per annum.  The Houston Loan matures on August 2, 2022, which may be extended by the Borrower for an additional one-year term upon satisfaction of certain conditions contained in the Loan Agreement, including no then-existing event of default.  The Houston Loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity.  We have the right to prepay the Houston Loan in full without a fee subject to certain conditions contained in the loan documents.  In connection with the acquisition, we entered into a management agreement with Interstate Management Company, LLC (“Aimbridge”) (the “Aimbridge Management Agreement”), to provide property management and hotel operations management services for the Houston Hilton Garden Inn. The Aimbridge Management Agreement has an initial term of 3 years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms. Pursuant to the Aimbridge Management Agreement, the TRS Subsidiary agrees to pay to Aimbridge a management fee equal to 2.5% of total revenues plus an accounting fee of $2,548 per month for accounting services, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2022.  Aimbridge will also receive an additional fee of $2,900 per month for customized accounting services, revenue management and digital marketing, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2022. Aimbridge may also receive incentive management fees if certain performance metrics are achieved.

The Company funded the acquisition of the Houston Hilton Garden Inn with proceeds from the Company’s ongoing private offering, Series T units issued to the Contributor as described above, and a new loan secured by the Houston Hilton Garden Inn Property.  The Houston Hilton Garden Inn is a 182-room property.

Share Repurchases

On July 21, 2021, the Company paid the outstanding redemption proceeds related to the June 2021 redemption of 41,996 shares of common stock for $400,291, per the terms of the Share Repurchase Plan.

Status of the GO Unit Offering

As of August 13, 2021, the Company’s GO Unit Offering remained open for new investment, and since the inception of the offering the Company had issued and sold 1,538,152 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $10.6 million.

Status of the Offering

As of August 13, 2021, the Company’s private offering of common stock remained open for new investment, and since the inception of the offering the Company had issued and sold 8,253,421 shares of common stock, including 733,138 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $79.8 million.

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

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

●	The COVID-19 pandemic and the measures taken by government authorities to contain the COVID-19 outbreak or to treat its impact, including restrictions on travel and imposition of quarantines, have had a negative impact on the U.S. and world economies and business activities. The extent to which the COVID-19 pandemic adversely affects our results of operations, returns and profitability, as well as our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, the distribution and efficacy of vaccines, continued emergence of new strains of COVID-19, such as the Delta variant, which strains may be more contagious or more vaccine-resistant, actions taken to contain the COVID-19 outbreak or to mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, our company and our properties may be subject to similar risks as posed by COVID-19;
●	We have a limited operating history and may not be successful at operating a real estate investment trust, or REIT, which may adversely affect our ability to make distributions to our stockholders;
●	Our advisor, Legendary Capital REIT III, LLC (the “Advisor”), its executive officers and other key personnel, the employees of Legendary Capital, LLC, an affiliate of the Advisor (the “Sponsor”) as well as certain of our officers and directors, whose services are essential to the Company, may be involved in other business ventures, and will face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of the Advisor, its executive officers and key personnel, the employees of the Sponsor, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders;
●	We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided. These fees were not negotiated at arm’s length and therefore may be higher than fees payable

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

Overview

We were formed on April 9, 2018 as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of hotel properties (the “Projects”) located primarily in America’s Heartland, which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. On an infrequent and opportunistic basis, we may also originate or acquire high-yield loans secured directly or indirectly by real estate-related assets, which loans will be made to certain qualified third-party borrowers and/or affiliates of our advisor (the “Loans”). We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2018.  We conduct substantially all of our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to an agreement (the “Advisory Agreement”) under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of the Loans, is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. We have engaged NHS, LLC dba National Hospitality Services (‘‘NHS’’) to manage most of the Projects acquired to date. We can and may engage third party property management companies to manage the Projects and did so with respect to the Southaven Property in January 2020 and the Houston Hilton Garden Inn Property in August 2021. The Pineville Property is currently being managed on a day-to-day basis by Beacon, an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement.  NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of the Sponsor, an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services. As of June 30, 2021, we owned nine hotel properties, including the Holiday Inn El Paso, acquired in May 2021.

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2022, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. As of June 30, 2021, we had issued and sold 8,069,405 shares of common stock, including 623,223 shares attributable to the DRIP, and received aggregate proceeds of $78.0 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $64.5 million. The net offering proceeds have been used to fund property acquisitions. For the year ended December 31, 2020, we repurchased 64,190 shares, which represented an original investment of $641,898, including $16,898 of DRIP shares, repurchased for $590,547 under our Share Repurchase Plan.  During the six months ended June 30, 2021, we repurchased 41,996 shares, which represented an original investment of $379,380, including $31,603 of DRIP shares, repurchased for $400,291 under our Share Repurchase Plan.  No public market exists for the shares of our common stock and none is expected to develop.

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering.  The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Interval Share Offering will continue until the earlier of (i) the date when $30,000,000 (or $60,000,000 if approved by our board of directors) is sold, (ii) March 31, 2022, or (iii) a decision by the Company to terminate the Interval Share Offering. As of June 30, 2021, we had not issued or sold any shares of Interval Common Stock.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units are being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which may be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. As of June 30, 2021, the Operating Partnership had issued and sold 1,451,900 Series GO LP Units, and received aggregate proceeds of $10.0 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $8.8 million.

Market Outlook

During the first quarter of 2020, the global outbreak of COVID-19 was identified and has since spread to nearly every country and territory, including every state in the United States. The COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus continues to have a material adverse impact on the hospitality industry. As the virus spread and governments implemented restrictions to contain it, occupancy and RevPAR fell sharply. COVID-19 continues to have a material impact on our business and industry.  However, the recovery of demand in our hotels accelerated in the second quarter of 2021, led primarily by robust leisure demand.  Business transient and group demand remains well below pre-pandemic levels in most markets, but such demand could pick up in the fall of 2021 if workers return to offices and corporate travel increases.  On the other hand, the continued emergence of new strains of COVID-19, such as the Delta variant, could slow the pace of recovery in some or all regions and in some markets has resulted in new or increased restrictions on business operations.  If the spread of new strains of COVID-19 continues, it may negatively affect our occupancy levels and RevPAR and could materially and adversely affect the financial performance and value of our hotels. We expect that the new or increased state restrictions and the reduction in hotel demand as a result of the spread of COVID-19 and its variants will continue to keep our occupancy levels, ADR and RevPAR below 2019 levels for at least the second half of 2021, which will negatively impact cash flows from operations.

Each of our hotel properties have remained open from the onset of the pandemic. We saw significant improvements in demand at our hotel properties during the first half of 2021. RevPAR improved 77.0% in the 2021 second quarter compared to the 2020 second quarter, when COVID-19 had the most significant impact on our quarterly results. In the 2021 first half, RevPAR improved 26.5 percent compared to the 2020 first half.

The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments which are highly uncertain and cannot be predicted with confidence, including, among other factors, the duration, severity and spread of the outbreak and potential for its recurrence, continued emergence of new strains of COVID-19, such as the Delta variant, which strains may be more contagious or more vaccine-resistant, the distribution and efficacy of vaccines, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the slowdown in leisure and business travel. Even after travel advisories and restrictions are modified or lifted, demand for hotels may remain weak for a significant length of time, which may be a function of continued concerns over safety, unwillingness to travel, and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our hotel properties will return to pre-outbreak levels of occupancy and pricing.  In addition, if in the future there is a pandemic, epidemic or outbreak of another highly infectious or contagious disease or other health concern affecting states or regions in which we operate, we and our properties may be subject to similar risks and uncertainties as posed by COVID-19.

Liquidity and Capital Resources

Overview

We are dependent upon the net proceeds from our Offering and the GO Unit Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2022, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. The GO Unit Offering will continue until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which may be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2021, we had raised approximately $78.0 million in gross offering proceeds from the sale of shares of our common stock in the Offering and approximately $10.0 million in gross offering proceeds from the sale of shares of the Series GO LP Units in our GO Unit Offering. The pace of capital raised in our Offering has slowed over the past several months compared to historical amounts since inception of the Offering. However, the decrease in capital raise in our Offering has been partially offset by capital raised through our GO Unit Offering, which commenced in June 2020. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering and GO Unit Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of June 30, 2021, we owned nine properties. We acquired these investments with the proceeds from the sale of our common stock and GO Units in the Offering and debt financing. Our acquisition of the El Paso Property on May 12, 2021 included the issuance of 150,000 Series T LP Units to the contributor as part of the consideration. Operating cash needs during the three months ended June 30, 2021 were met through cash flow generated by these real estate investments and with proceeds from our Offering.

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

We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of June 30, 2021, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 62%.

In addition to making investments in accordance with our investment objectives, we expect to use capital resources to make certain payments to the Advisor and its affiliates and NHS. These payments include the various fees and expenses to be paid to the Advisor and its affiliates in connection with the selection, acquisition, and management of Projects, as well as reimbursement of certain organization and other offering expenses described below. The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any property improvement plan (“PIP”) at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor may also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing, and a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, and real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty amount, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B LP Unit holders) have received a 6% cumulative, but not compounded, return per annum. Per the terms of the Operating Partnership’s operating agreement, the Advisor receives distributions from the Operating Partnership in connection with their ownership of non-voting Series B LP Units. The Advisor’s ownership of Series B LP Units is presented as non-controlling interest on the accompanying consolidated financial statements.

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

Debt

Lines of Credit

On February 10, 2020, we entered into a $5.0 million revolving line of credit.  The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the line of credit was amended to extend the maturity date to May 10, 2021. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of

March 31, 2021.  On May 6, 2021, the line of credit was amended to extend the maturity date to May 10, 2022.  On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%.  The line of credit is secured by our Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership.  The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other.  The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple, the Company’s Chief Executive Officer.  As of June 30, 2021, there was no outstanding balance on the line of credit.

On August 22, 2018, we entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. The line of credit required monthly payments of interest only, with all principal due at maturity on November 22, 2020. The line of credit was partially guaranteed by each of Corey Maple and Norman Leslie, as executive officers of the Company and members of the Advisor, each in the amount of $1.2 million. The line of credit expired on November 22, 2020 and was not renewed.

Mortgage Debt

As of June 30, 2021, we had $86.9 million in outstanding mortgage debt secured by nine properties, with maturity dates ranging from May 2023 to April 2029. Eight of the loans have fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.59%. One of the loans is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 7% as of June 30, 2021. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of June 30, 2021 and December 31, 2020, certain mortgage debt was guaranteed by the members of the Advisor.  Except as described below, we were either in compliance with all debt covenants or received a waiver of testing of its debt covenants as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, we were not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts us into a trigger period pursuant to the loan documents. At the onset of a trigger period, the Pineville Loan will enter into a cash management period. We have requested a waiver of the financial covenants as of December 31, 2020, but as of the date of this filing it had not been received. If we are unable to obtain a waiver, the loan will go into cash management, however the other terms of the Pineville Loan will not change, including the timing or amounts of payments, or the expiration date. The lender for our loan secured by the Lubbock Fairfield Property (the “Lubbock Fairfield Loan”) waived the required financial covenants under the terms of the Lubbock Fairfield Loan through June 30, 2021. Other than as described above for the Pineville Loan, we were either in compliance with our debt covenants or received a waiver of testing of our debt covenants as of June 30, 2021 and December 31, 2020 as noted below.

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

On April 17, 2020, we entered into a Change In Terms Agreement (the “Eagan Amendment”) amending the terms of our original Promissory Note (the “Eagan Note”), dated June 19, 2019 in the original principal amount of $9.4 million. Pursuant to the Eagan Amendment, the maturity date of the Eagan Note was extended from July 1, 2024, to January 1, 2025, the requirement to make any replacement reserve deposits was waived until June 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Eagan Amendment, the lender has also waived the required financial covenants under the terms of the Eagan Note through December 31, 2020.

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

On August 14, 2020, the Prattville Loan was amended (the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust other terms of the Prattville Loan.  The Prattville Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Prattville Forbearance Agreement and Prattville Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account.  The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $831,379, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. We were in compliance with the required financial covenants under the terms of the Prattville Amendment through June 30, 2021.

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

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan.  The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account.  The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $1,498,889, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. We did not have any required financial covenants under the terms of the Southaven loan in effect as of December 31, 2020. We were in compliance with the required financial covenants under the terms of the Southaven Amendment as of June 30, 2021.

Paycheck Protection Program (“PPP”) Loans

In April 2020, we entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed in March 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of each PPP loan was 2 years, which could be extended to 5 years at our election. The interest rate on each PPP loan was 1.0% per annum, which shall be deferred for a period of time. After the initial deferral period, each loan required monthly payments of principal and interest until maturity with respect to any portion of such PPP loan which is not forgiven as described below.  The initial deferral period ends at either i) the date the SBA remits the borrower’s loan forgiveness amount, or ii) if we have not applied for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Our covered period ended September 25, 2020, for two of its PPP loans and ended October 2, 2020, for four of its PPP loans. We were permitted to prepay each PPP loan at any time with no prepayment penalties.   Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. As of December 31, 2020, the outstanding balance of the PPP Loans was $763,100. In February 2021, we applied for and received one hundred percent (100%) forgiveness of all six PPP Loans.

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

In April 2021, the Company, through Southaven TRS, entered into an unsecured promissory note under the Second Draw PPP created by the CAA Act, through Western State Bank (the “Southaven TRS Second Draw PPP”).  The term of the Southaven Second Draw PPP loan is five years.  The amount of the Southaven TRS Second Draw PPP loan is $119,500.  The interest rate on the Southaven TRS Second Draw PPP loan is 1.0% per annum, which shall be deferred for the first sixteen months of the term of the loan. After the initial sixteen-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the loan which is not forgiven as described below.  The Company is permitted to prepay the Southaven TRS Second Draw PPP loan at any time with no prepayment penalties.

Under the terms of the CARES Act and the CAA Act, as applicable, PPP loan recipients and Second Draw PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of such loans. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs, the maintenance of employee and compensation levels and certain other approved expenses. In June 2021, we received forgiveness on the full balance of the Second Draw PPP and Southaven TRS PPP loans. The remaining $119,500 relates to the Southaven TRS PPP Second Draw and forgiveness will be applied for.

Termination of Contribution Agreement

On June 11, 2021, we were deemed to have exercised our right to terminate the contribution agreement for the purchase of the Fairfield Inn & Suites Corpus Christi Aransas Pass hotel upon the expiration of the inspection period.  The $50,000 earnest money deposit contributed by the Operating Partnership was returned in whole to the Operating Partnership.

Outlook

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(438,860)	$(1,491,302)
Net cash used in investing activities	(3,431,604)	(27,839,152)
Net cash provided by financing activities	5,006,718	23,471,107
Net (decrease) increase in cash, cash equivalents and restricted cash	$1,136,254	$(5,859,347)

Cash Flows Used In Operating Activities

As of June 30, 2021, we owned nine hotel properties. During the six months ended June 30, 2021 and 2020, net cash used in operating activities was $0.4 million and $1.5 million, respectively. Our cash flows used in operating activities generally consist of the net cash generated by or used in our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See “Market Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business. See "- Results of Operations" for further discussion of our operating results for the six months ended June 30, 2021 and 2020.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $3.4 million for the six months ended June 30, 2021 and primarily consisted of $2.2 million used for the acquisition of two hotel properties. Net cash used in investing activities was $27.8 million for the six months ended June 30, 2020 and primarily consisted of $27.2 million used for the acquisition of two hotel properties.

Cash Flows Provided By Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $5.0 million and consisted primarily of the following:

●	$5.9 million of net cash provided by offering proceeds, net of payments of commissions and other offering costs of $1.2 million;
●	$0.0 million of net cash provided by debt financing as a result of proceeds from debt financing of $1.9 million, offset by principal payments on debt of $1.4 million and payments of financing costs of $0.5 million;
●	$0.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.2 million;
●	and $0.4 million paid for share redemptions.

During the six months ended June 30, 2020, net cash provided by financing activities was $23.5 million and consisted primarily of the following:

●	$9.2 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other offering costs of $2.1 million;
●	$15.1 million of net cash provided by debt financing as a result of proceeds from debt financing of $21.0 million, partially offset by principal payments on debt of $5.3 million and payments of financing costs of $0.6 million;
●	$0.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.4 million;
●	and $0.1 million paid for share redemptions.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first two quarters of 2021 and during each quarter of 2020:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)(4)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
Second Quarter 2021	1,465,038	0.175	251,625	1,107,080	1,358,705	853,375
	$2,895,254	$0.350	$497,709	$2,188,908	$2,686,617	$(438,860)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Used in
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2020	$1,204,910	$0.175	$691,604	$418,286	$1,109,890	$(1,141,973)
Second Quarter 2020	1,313,186	0.175	—	—	—	(349,329)
Third Quarter 2020	1,368,309	0.175	213,784	1,410,688	1,624,472	892,326
Fourth Quarter 2020	1,397,802	0.175	245,789	1,054,379	1,300,168	(202,710)
	$5,284,207	$0.700	$1,151,177	$2,883,353	$4,034,530	$(801,686)
(1)	Distributions for the periods from January 1, 2020 through March 31, 2021 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from April 1, 2020 through June 30, 2020 were payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from July 1, 2020 through September 30, 2020, October 1, 2020 through December 31, 2020 and January 1, 2021 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRP if then currently enrolled in the DRIP and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from April 1, 2021 through June 30, 2021 were payable to each stockholder 60% in cash )or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or, at the election of the stockholder, in shares of common stock valued at $10.00 per share.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2020 through February 29, 2020 were paid on a monthly basis, generally on or about the tenth day of the month following the record date of a given month. Beginning the second quarter of 2020, distributions, if any, were declared and paid on a quarterly basis Beginning July 2021, distributions, if any, will be declared and paid on a monthly basis. In general, distributions for all record dates of a given quarter are paid on or about the tenth day of the first month following the end of a quarter.
(4)	Distributions for the period from March 1, 2020 through March 31, 2020, and April 1, 2020 through June 30, 2020 were paid in July 2020.

For the six months ended June 30, 2021, we paid aggregate distributions of $2.7 million, including $0.5 million of distributions paid in cash and $2.2 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the six months ended June 30, 2021 was $2.3 million. Net cash flow used in operations for the six months ended June 30, 2021 was $0.4 million.

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

Our board of directors has determined that, due to the accelerated demand and performance during the second quarter of 2021 and the beginning of the third quarter of 2021, it would transition from considering, declaring and paying distributions to stockholders, if at all, on a quarterly basis to doing so on a monthly basis, beginning in July 2021. Cash and stock distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Results of Operations

Outlook

Our results of operations for the three and six months ended June 30, 2021 and 2020 are not indicative of those expected in future periods, as we were actively raising capital through our securities offerings and acquiring hotel properties during both of these periods. The COVID-19 pandemic has had a significant impact on our operating results for the six months ended June 30, 2021 and 2020. As of June 30, 2021, we had owned seven of our nine properties for a full 12 month operating cycle.

In evaluating financial condition and operating performance, we believe Revenue per Available Room (“RevPAR”), which we calculate by dividing room sales by the total number of available rooms for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for properties. We also believe occupancy and average daily rate (“ADR”), which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing occupied rooms by total rooms available, measures the utilization of a property’s available capacity. ADR which we calculate by dividing total gross room revenue by the total number of rooms rented for the period, measures average room price and is useful in assessing pricing levels. RevPAR is equal to the total gross room revenue divided by the total number of available rooms for the period.

Comparison of the three months ended June 30, 2021 versus the three months ended June 30, 2020

Revenue

Room revenues totaled $6.2 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively. Other revenue, which consists of revenues from other hotel services, was $164,269 and $49,843 for the three months ended June 30, 2021 and 2020, respectively. Hotel occupancy, ADR, and RevPAR were 69.05%, $104.17, and $71.93, respectively, for the three months ended June 30, 2021.  Hotel occupancy, ADR, and RevPAR were 44.04%, $92.27, and $40.64, respectively, for the three months ended June 30, 2020. The increases in hotel occupancy rates, ADR and RevPar was primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 during the first half of 2021. Hotel properties acquired during the six months ended June 30, 2021 contributed $0.9 million to the increase in room revenues and $0.1 million to the increase in other revenue for the three months ended June 30, 2021. See “Market Outlook” for a discussion of the current and expected impact of the COVID-19 pandemic on our business.

Property Operations Expenses

Property operations expenses were $2.6 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The $1.5 million increase in property operations expenses was primarily due to increased hotel occupancy rates at our existing seven hotel properties and $0.7 million of property operations expenses resulting from the acquisitions of the Aurora and El Paso hotel properties in February and May 2021, respectively.

General and Administrative Expenses

General and administrative expenses were $1.7 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The $0.6 million increase in general and administrative expenses was primarily due to a $0.2 million increase in professional fees and $0.1 million of expenses resulting from the addition of the Aurora and El Paso hotel properties.

Sales and Marketing Expenses

Sales and marketing expenses were $0.5 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $0.3 million increase in sales and marketing expenses was primarily due to a $0.2 million increase in advertising and other marketing costs at our existing seven hotel properties and $0.1 million of expenses resulting from the addition of the Aurora and El Paso hotel properties.

Franchise Fees

Franchise fees were $0.5 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $0.3 million increase in franchise fees was primarily due to higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19 and the addition of the Aurora and El Paso hotel properties.

Management Fees

Management fees were $0.6 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the advisor increased by $0.1 million. We experienced increased management fees across all of our properties primarily due to higher RevPar resulting from the ongoing recovery in lodging demand from the impacts of COVID-19.

Acquisition Expenses

Acquisition expenses were $20,977 and $264,999 for the three months ended June 30, 2021 and 2020, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions. The decrease in acquisition expenses is primarily related to acquisition-related and due diligence costs incurred in 2020 for properties that were not acquired.

Depreciation

Depreciation expense was $1.2 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively. The $0.3 million increase in depreciation expense was primarily due to the addition of the Aurora and El Paso hotel properties.

Other Income

Other income was $0.7 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively.  The increase in other income was primarily due to the forgiveness of PPP loans.

Interest Expense

Interest expense was $1.0 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively.  The $0.2 million increase in interest expense was primarily due to the increase in hotel mortgage debt used to acquire the Aurora and El Paso Properties.  We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Comparison of the six months ended June 30, 2021 versus the six months ended June 30, 2020

Revenue

Room revenues totaled $9.9 million and $6.4 million for the six months ended June 30, 2021 and 2020, respectively. Other revenue, which consists of revenues from other hotel services, was $0.2 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. Hotel occupancy, ADR, and RevPAR were 65.78%, $100.12, and $65.86, respectively, for the six months ended June 30, 2021.  Hotel occupancy, ADR, and RevPAR were 51.73%, $100.63, and $52.05, respectively, for the six months ended June 30, 2020. The increases in hotel occupancy rates and RevPar was primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 during the first half of 2021. Hotel properties acquired during the six months ended June 30, 2021 contributed $0.9 million to the increase in room revenues and $0.1 million to the increase in other revenue for the six months ended June 30, 2021. See “Market Outlook” for a discussion of the current and expected impact of the COVID-19 pandemic on our business.

Property Operations Expenses

Property operations expenses were $4.3 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively. The $1.6 million increase in property operations expenses was primarily due to increased RevPar at our existing seven hotel properties and $0.8 million of additional property operations expenses resulting from the acquisitions of the Aurora and El Paso hotel properties in February and May 2021, respectively.

General and Administrative Expenses

General and administrative expenses were $3.0 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The increase in general and administrative expenses was primarily due to a $0.4 million increase in professional fees and $0.1 million of expenses resulting from the acquisitions of the Aurora and El Paso hotel properties.

Sales and Marketing Expenses

Sales and marketing expenses were $0.8 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $0.2 million increase in sales and marketing expenses was primarily due to a $0.1 million increase in advertising and other marketing costs at our existing seven hotel properties and $0.1 million of expenses resulting from the addition of the Aurora and El Paso hotel properties.

Franchise Fees

Franchise fees were $0.8 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $0.3 million increase in franchise fees was primarily due to higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19 and the addition of the Aurora and El Paso hotel properties.

Management Fees

Management fees were $1.0 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the advisor increased by $0.1 million. We experienced increased management fees across all of our properties primarily due to higher RevPar resulting from the ongoing recovery in lodging demand from the impacts of COVID-19.

Acquisition Expenses

Acquisition expenses were $48,443 and $337,994 for the six months ended June 30, 2021 and 2020, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions. The decrease in acquisition expenses is primarily related to acquisition-related and due diligence costs incurred in 2020 for properties that were not acquired.

Depreciation

Depreciation expense was $2.2 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively. The $0.5 million increase in depreciation expense was primarily due to the addition of the Aurora and El Paso hotel properties.

Other Income

Other income was $1.4 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.  The increase in other income was primarily due to the forgiveness of PPP loans.

Interest Expense

Interest expense was $2.0 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.  The $0.4 million increase in interest expense was primarily due to the increase in hotel mortgage debt used to acquire the Aurora and El Paso Properties.  We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

As of June 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared or Paid

On July 9, 2021, we paid distributions totaling $1.4 million, consisting of $0.5 million in cash distributions and $0.9 million of distributions paid in shares of common stock issued through the DRIP, for daily record dates in the period from April 1, 2021 through June 30, 2021.

On August 4, 2021, the Company declared cash distributions totaling $293,409 and DRIP distributions totaling $177,588, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates July 1 through July 31, 2021 to holders of record on each calendar day of such period. The distribution declared for July 2021 was paid on August 10, 2021.

Recent Property Acquisitions

On August 3, 2021, the Operating Partnership acquired the Hilton Garden Inn Houston Bush Intercontinental Airport hotel in Houston, Texas (the “Houston Hilton Garden Inn Property”) pursuant to the Second Amended and Restated Contribution Agreement (the “Second Amended Contribution Agreement”), dated the same date.  The aggregate contractual consideration under the Second Amended Contribution Agreement was $19,516,112 plus closing costs, subject to adjustment as provided in the Second Amended Contribution Agreement.  The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $13 million secured by the Houston Hilton Garden Inn Property (the “Houston Loan”). The remaining consideration consists of the issuance by the Operating Partnership of 651,611.162 Series T Limited Units of the Operating Partnership for the contribution of the 182-room property to the Operating Partnership. Pursuant to the Second Amended Contribution Agreement, the Operating Partnership is responsible for up to $485,000 of certain closing costs to be agreed upon by the parties. The Houston Loan is evidenced by a promissory note and has a fixed interest rate of 7.0% per annum.  The Houston Loan matures on August 2, 2022, which may be extended by the Borrower for an additional one-year term upon satisfaction of certain conditions contained in the Loan Agreement, including no then-existing event of default.  The Houston Loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity.  We have the right to prepay the Houston Loan in full without a fee subject to certain conditions contained in the loan documents.  In connection with the acquisition, we entered into a management agreement with Interstate Management Company, LLC (“Aimbridge”) (the “Aimbridge Management Agreement”), to provide property management and hotel operations management services for the Houston Hilton Garden Inn. The Aimbridge Management Agreement has an initial term of 3 years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms. Pursuant to the Aimbridge Management Agreement, the TRS Subsidiary agrees to pay to Aimbridge a management fee equal to 2.5% of total revenues plus an accounting fee of $2,548 per month for accounting services, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2022.  Aimbridge will also receive an additional fee of $2,900 per month for customized accounting services, revenue management and digital marketing, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2022. Aimbridge may also receive incentive management fees if certain performance metrics are achieved.

We funded the acquisition of the Houston Hilton Garden Inn with proceeds from our ongoing private offering, Series T units issued to the Contributor as described above, and a new loan secured by the Houston Hilton Garden Inn Property. The Houston Hilton Garden Inn is a 182-room property.

Share Repurchases

On July 21, 2021, we paid the outstanding redemption proceeds related to the June 2021 redemption of 41,996 shares of common stock for $400,291, per the terms of our Share Repurchase Plan.

Status of the GO Unit Offering

As of August 13, 2021, our GO Unit Offering remained open for new investment, and since the inception of the offering we had issued and sold 1,538,152 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $10.6 million.

Status of the Offering

As of August 13, 2021, our private offering of common stock remained open for new investment, and since the inception of the offering we had issued and sold 8,253,421 shares of common stock, including 733,138 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $79.8 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 1, 2018, we commenced a private placement offering of up to $100,000,000 in shares of our common stock. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company.  Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share. During the three months ended June 30, 2021, we sold 197,271 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $1.9 million, including 116,535 shares issued pursuant to our dividend reinvestment plan. During the three months ended June 30, 2021, aggregate selling commissions of $45,167 and marketing and diligence allowances and other wholesale selling costs and expenses of $268,287 were paid in connection with the private offering.

On June 15, 2020, we commenced a private placement offering of limited partnership units in our Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of the Company, as the General Partner of the Operating Partnership, (the “GO Unit Offering”). The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO LP Units (a “Series GO Limited Partner”) will have the right to exchange its Series GO LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange. The exchange right is not available until all of the following have occurred (the “Exchange Date”): (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO Limited Partner has held its Series GO LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the three months ended June 30, 2021, the Company has issued and sold 193,083 Series GO LP Units and received aggregate proceeds of $1.3 million. During the three months ended June 30, 2021, aggregate selling commissions of $93,920 and marketing and diligence allowances and other wholesale selling costs and expenses of $42,747 were paid in connection with the offering.

On May 12, 2021, we issued 150,000 Series T Limited Units to the Contributor of the Holiday Inn El Paso Property in connection with the closing of the contribution of that property.  The Operating Partnership issued these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. The Series T Limited Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or at the option of the Contributor, up to 48 months, after the closing. The number of Common LP Units to be issued to the Contributor upon conversion will be based upon a capitalization rate applied to the then-current trailing 12-month NOI of the Holiday Inn El Paso Property less amounts incurred or accrued by the Operating Partnership for (i) $100,000 contribution towards closing costs, (ii) the loan balance outstanding as of the closing date as assumed by Operating Partnership, (iii) loan assumption fees and related expenses, (iv) if applicable, costs of defeasance and related expenses, (v) property improvement plan (“PIP”) and capital expenditures, (vi) operating cash infused by the Operating Partnership, (vii) any shortfall of a 10% minimum cumulative yield on the Company’s invested capital, and (viii) any other unrealized or unreimbursed costs of operating the Holiday Inn El Paso, calculated pursuant to the terms of the contribution agreement, which may be higher or lower than the initial valuation.  Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date. Notwithstanding the above, the Company may waive any of the requirements of the Exchange Date described in the paragraph above in its sole discretion other than (ii) or (iv).

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan, we will repurchase shares within 21 days following the end of a calendar quarter.  In June 2021, we received a request to repurchase 41,996 shares. The repurchase proceeds of $400,291 were paid on July 21, 2021 in accordance with the terms of our Share Repurchase Plan.  The $400,291 is included in other liabilities on the accompanying consolidated balance sheets as of June 30, 2021 included as part of this Form 10-Q.

We limit the dollar value of shares that may be redeemed under the plan as described above.  One of these limitations is that during each calendar year, our Share Repurchase Plan limits the number of shares we may repurchase to those that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year.  However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders.  Based on the repurchase limits described above, as of June 30, 2021, there was $3,295,189 available for eligible repurchases for the remainder of 2021.

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

Ex.
3.5 *	Second Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of May 12, 2021
3.6 *	Third Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 3, 2021
4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

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

Ex.
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

Ex.
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

10.14

Letter Agreement between Midland Loan Services, LF3 Lubbock Expo, LLC and LF3 Lubbock Expo TRS, LLC regarding the Lubbock Fairfield Inn loan, dated as of March 2, 2021  (incorporated by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.15

Contribution Agreement, dated as of March 8, 2021, by and between the Operating Partnership and HCNA Enterprises, Inc. for the Corpus Christi Fairfield Inn Property (incorporated by reference to Exhibit 10.98 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.16

Limited Consent and Waiver Agreement, dated February 16, 2021 between Wells Fargo Bank, National Association, LF3 Prattville, LLC, LF Prattville TRS, LLC and Corey R. Maple regarding the Prattville Property loan (incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.17

Limited Consent and Waiver Agreement, dated February 16, 2021 between Wells Fargo Bank, National Association, LF3 Southaven, LLC, LF3 Southaven TRS, LLC, and Corey R. Maple regarding the Southaven Property loan (incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.18

Consent to PPP Loan Agreement, dated March 5, 2021 between Wells Fargo Bank, National Association, LF3 Lubbock Expo, LLC, Lodging Fund REIT III, Inc., and Lodging Fund REIT III OP, LP regarding to the Lubbock Fairfield Inn loan (incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.19

Side Letter Agreement, dated May 18, 2020 between Wells Fargo Bank, National Association, LF Pineville, LLC, LF3 Pineville TRS, LLC, and Norman H. Leslie regarding the Pineville Property loan. (incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.20

Amended and Restated Contribution Agreement, dated as of April 1, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

10.21

First Amendment to Contribution Agreement dated as of April 28, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

10.22

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of May 6, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

Ex.
10.23

Amended and Restated Contribution Agreement, dated as of May 12, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

10.24

Loan Agreement between LF3 El Paso, LLC, LF3 El Paso TRS, LLC, and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

10.25

Special Warranty Deed between  HD Sunland Park Property LLC and LF3 El Paso, LLC, relating to the EL Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

10.26

Continuing Guaranty by Lodging Fund REIT III OP, LP in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

10.27

Assignment, Consent and Subordination of Management Agreement by and among LF3 El Paso, LLC, LF3 El Paso TRS, LLC, Elevation Hotel Management, LLC and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

10.28

Assignment and Assumption of Management Agreement, by and between HD Sunland Park Property, LLC and LF3 El Paso TRS, LLC, and LF3 El Paso, LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

10.29

Environmental Indemnity Agreement by LF3 El Paso, LLC and LF3 El Paso TRS, LLC in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

10.30

Loan Assumption Agreement by and among HD Sunland Park Property, L.L.C., LF3 El Paso, LLC, LF3 El Paso TRS, LLC, and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

10.31	*	Carve Out Guaranty by Corey R. Maple in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021
10.32	*	Deposit Account Control Agreement by and among LF3 El Paso TRS, LLC, EPH Development Fund LLC and Wells Fargo Bank, National Association, relating to the El Paso Property, dated as of May 12, 2021
10.33	*	Continuing Guaranty by Lodging Fund REIT III OP, LP in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (as amended)

Ex.
10.34	*

Second Amendment to the Contribution Agreement dated as of June 18, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property

10.35	*	Hotel Management Agreement between HD Sunland Park Property, L.L.C. and Elevation Hotel Management, L.L.C., relating to the El Paso Property, dated as of November 29, 2018
10.36	*	First Amendment to the Hotel Management Agreement between HD Sunland Park Property, L.L.C. and Elevation Hotel Management, L.L.C., relating to the El Paso Property, dated as of December 19, 2020
10.37	*	First Amendment to the Contribution Agreement dated as of May 28, 2021, by and between the Operating Partnership and HCNA Enterprises, Inc. for the Corpus Christi Fairfield Inn Property
10.38	*

First Amendment to the Contribution Agreement dated as of May 18, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property

10.39	*

Second Amended and Restated Contribution Agreement, dated as of August 3, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property

10.40	*	Loan Agreement between LF3 Houston, LLC, LF3 Houston TRS, LLC, and Legendary A-1 Bonds, LLC relating to the Houston Hilton Garden Inn Property, dated as of August 3, 2021
10.41	*	Continuing Guaranty by Lodging Fund REIT III, OP, LP in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021
10.42	*	Assignment of Leases and Rents by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021
10.43	*

Deed of Trust, Security Agreement and Financing Statement by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021

10.44	*	Environmental Indemnity Agreement by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021
10.45	*	Management Agreement by and between LF3 Houston TRS, LLC and Interstate Management Company, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021
10.46	*

Third Amendment to the Contribution Agreement dated as of July 2, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property

10.47	*	Promissory Note issued by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC relating to the Houston Hilton Garden Inn Property, dated as of August 3, 2021

Ex.
10.39	*

Second Amended and Restated Contribution Agreement, dated as of August 3, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property

10.40	*	Loan Agreement between LF3 Houston, LLC, LF3 Houston TRS, LLC, and Legendary A-1 Bonds, LLC relating to the Houston Hilton Garden Inn Property, dated as of August 3, 2021
10.41	*	Continuing Guaranty by Lodging Fund REIT III, OP, LP in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021
10.42	*	Assignment of Leases and Rents by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021
10.43	*

Deed of Trust, Security Agreement and Financing Statement by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021

10.44	*	Environmental Indemnity Agreement by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021
10.45	*	Management Agreement by and between LF3 Houston TRS, LLC and Interstate Management Company, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021
10.46	*

Third Amendment to the Contribution Agreement dated as of July 2, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property

10.47	*	Promissory Note issued by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC relating to the Houston Hilton Garden Inn Property, dated as of August 3, 2021
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Share Repurchase Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

* Filed herewith.

** Furnished herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGING FUND REIT III, INC.

Date:	August 13, 2021	By:	/s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer and Secretary
(principal executive officer)

Date:	August 13, 2021	By:	/s/ Samuel C. Montgomery
Samuel C. Montgomery
Chief Financial Officer
(principal financial officer)