Form 10-Q
period 2021-09-30
Lodging Fund REIT III, Inc.
filed 2021-11-12
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 8,260,729 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Investment in hotel properties, net of accumulated depreciation of $8,158,401 and $4,712,578	$153,297,259	$100,744,186
Cash and cash equivalents	7,631,257	7,960,159
Restricted cash	6,253,235	4,568,908
Accounts receivable, net	547,836	114,282
Franchise fees, net	1,333,218	955,238
Prepaid expenses and other assets	2,958,755	2,071,708
Total Assets	$172,021,560	$116,414,481

Liabilities and Equity
Debt, net	$99,976,070	$63,924,719
PPP Loans	—	763,100
Accounts payable	1,167,319	670,548
Accrued expenses	2,397,651	1,560,931
Distributions payable	478,116	1,327,912
Due to related parties	2,931,946	1,904,051
Other liabilities	1,467,405	653,292
Total liabilities	108,418,507	70,804,553

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 8,196,055 and 7,611,653 shares issued and outstanding	81,959	76,116
Additional paid-in capital	80,185,411	74,610,627
Accumulated deficit	(40,242,986)	(31,855,995)
Total stockholders' equity	40,024,384	42,830,748
Non-controlling interest - Series B LP Units	(1,402,868)	(1,005,785)
Non-controlling interest - Series GO LP Units	9,228,780	3,784,965
Non-controlling interest - Series T LP Units	15,752,757	—
Total equity	63,603,053	45,609,928
Total Liabilities and Equity	$172,021,560	$116,414,481

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Room revenue	$8,308,091	$4,235,255	$18,203,125	$10,623,696
Other revenue	314,200	57,831	542,839	162,450
Total revenue	8,622,291	4,293,086	18,745,964	10,786,146

Expenses
Property operations	3,781,862	1,466,175	8,085,917	4,159,882
General and administrative	1,705,948	972,407	4,744,160	3,474,099
Sales and marketing	596,558	278,931	1,424,319	876,533
Franchise fees	640,113	339,187	1,440,183	869,944
Management fees	796,245	422,290	1,793,400	1,163,523
Acquisition expense	13,317	44,154	61,760	382,148
Depreciation	1,294,304	884,597	3,449,095	2,575,731
Total expenses	8,828,347	4,407,741	20,998,834	13,501,860

Other Income (Expense)
Other income (expense), net	(21,320)	(49,116)	(212,125)	267,928
PPP loan forgiveness	119,500	—	1,684,400	—
Interest expense	(1,300,298)	(803,501)	(3,252,242)	(2,366,750)
Total other income (expense)	(1,202,118)	(852,617)	(1,779,967)	(2,098,822)

Net Loss Before Income Taxes	(1,408,174)	(967,272)	(4,032,837)	(4,814,536)

Income tax benefit (expense)	105,743	559,176	472,089	815,222

Net Loss	(1,302,431)	(408,096)	(3,560,748)	(3,999,314)

Net loss attributable to non-controlling interest - Series B LP Units	(64,879)	(20,388)	(177,319)	(199,654)
Net loss attributable to non-controlling interest - Series GO LP Units	(167,923)	(12,415)	(408,685)	(12,415)

Net Loss Attributable to Common Stockholders	$(1,069,629)	$(375,293)	$(2,974,744)	$(3,787,245)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.13)	$(0.05)	$(0.37)	$(0.54)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	8,138,726	7,384,189	7,945,203	7,013,281

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock					Non-Controlling Interest
			Additional		Total
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series T	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	Equity
Balance at December 31, 2019	6,005,743	$60,057	$58,961,101	$(18,396,163)	$40,624,995	$(439,985)	$—	$—	$40,185,010
Issuance of common stock	956,897	9,569	9,371,964	—	9,381,533	—	—	—	9,381,533
Offering costs	—	—	—	(1,520,647)	(1,520,647)	—	—	—	(1,520,647)
Distributions declared ($0.175 per share)	—	—	—	(1,144,602)	(1,144,602)	(60,308)	—	—	(1,204,910)
Distributions reinvested	44,030	440	417,846	—	418,286	—	—	—	418,286
Redemptions	(10,000)	(100)	(91,900)	—	(92,000)	—	—	—	(92,000)
Net loss	—	—	—	(1,314,880)	(1,314,880)	(69,156)	—	—	(1,384,036)
Balance at March 31, 2020	6,996,670	69,966	68,659,011	(22,376,292)	46,352,685	(569,449)	—	—	45,783,236
Issuance of common stock	197,824	1,978	1,931,108	—	1,933,086	—	—	—	1,933,086
Offering costs	—	—	—	(602,779)	(602,779)	—	—	—	(602,779)
Distributions declared ($0.175 per share)	—	—	—	(1,247,245)	(1,247,245)	(65,941)	—	—	(1,313,186)
Net loss	—	—	—	(2,097,071)	(2,097,071)	(110,111)	—	—	(2,207,182)
Balance at June 30, 2020	7,194,494	71,944	70,590,119	(26,323,387)	44,338,676	(745,501)	—	—	43,593,175
Issuance of common stock	156,866	1,569	1,537,441	—	1,539,010	—	—	—	1,539,010
Issuance of GO Units	—	—	—	—	—	—	1,700,005	—	1,700,005
Offering costs	—	—	—	(469,860)	(469,860)	—	(189,372)	—	(659,232)
Distributions declared ($0.175 per share)	—	—	—	(1,300,168)	(1,300,168)	(68,141)	—	—	(1,368,309)
Distributions reinvested	148,494	1,485	1,409,203	—	1,410,688	—	—	—	1,410,688
Redemptions	(51,578)	(516)	(473,999)	—	(474,515)	—	—	—	(474,515)
Net loss	—	—	—	(375,293)	(375,293)	(20,388)	(12,415)	—	(408,096)
Balance at September 30, 2020	7,448,276	$74,482	$73,062,764	$(28,468,708)	$44,668,538	$(834,030)	$1,498,218	$—	$45,332,726

Balance at December 31, 2020	7,611,653	$76,116	$74,610,627	$(31,855,995)	$42,830,748	$(1,005,785)	$3,784,965	$—	$45,609,928
Issuance of common stock	82,414	824	793,756	—	794,580	—	—	—	794,580
Issuance of GO Units	—	—	—	—	—	—	4,201,300	—	4,201,300
Issuance of T Units	—	—	—	—	—	—	—	6,747,577	6,747,577
Offering costs	—	—	—	(287,745)	(287,745)	—	(534,354)	—	(822,099)
Distributions declared ($0.175 per share)	—	—	—	(1,358,705)	(1,358,705)	(71,511)	—	—	(1,430,216)
Distributions reinvested	113,877	1,139	1,080,689	—	1,081,828	—	—	—	1,081,828
Redemptions	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	(1,423,627)	(1,423,627)	(82,978)	(159,936)	—	(1,666,541)
Balance at March 31, 2021	7,807,944	78,079	76,485,072	(34,926,072)	41,637,079	(1,160,274)	7,291,975	6,747,577	54,516,357
Issuance of common stock	80,737	807	782,663	—	783,470	—	—	—	783,470
Issuance of GO Units	—	—	—	—	—	—	1,329,000	—	1,329,000
Issuance of T Units	—	—	—	—	—	—	—	2,041,058	2,041,058
Offering costs	—	—	—	(410,200)	(410,200)	—	(157,470)	—	(567,670)
Distributions declared ($0.175 per share)	—	—	—	(1,391,786)	(1,391,786)	(73,252)	—	—	(1,465,038)
Distributions reinvested	116,535	1,165	1,105,915	—	1,107,080	—	—	—	1,107,080
Redemptions	(41,996)	(420)	(399,871)	—	(400,291)	—	—	—	(400,291)
Net loss	—	—	—	(481,488)	(481,488)	(29,462)	(80,826)	—	(591,776)
Balance at June 30, 2021	7,963,220	79,631	77,973,779	(37,209,546)	40,843,864	(1,262,988)	8,382,679	8,788,635	$56,752,190
Issuance of common stock	119,730	1,197	1,146,050	—	1,147,247	—	—	—	1,147,247
Issuance of GO Units	—	—	—	—	—	—	1,200,000	—	1,200,000
Issuance of T Units	—	—	—	—	—	—	—	6,964,122	6,964,122
Offering costs	—	—	—	(538,789)	(538,789)	—	(185,976)	—	(724,765)
Distributions declared ($0.175 per share)	—	—	—	(1,425,022)	(1,425,022)	(75,001)	—	—	(1,500,023)
Distributions reinvested	128,815	1,288	1,222,453	—	1,223,741	—	—	—	1,223,741
Redemptions	(15,709)	(157)	(156,871)	—	(157,028)	—	—	—	(157,028)
Net loss	—	—	—	(1,069,629)	(1,069,629)	(64,879)	(167,923)	—	(1,302,431)
Balance at September 30, 2021	8,196,056	$81,959	$80,185,411	$(40,242,986)	$40,024,384	$(1,402,868)	$9,228,780	$15,752,757	$63,603,053

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(3,560,748)	$(3,999,314)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,449,095	2,575,731
Amortization	318,417	206,405
Gain on PPP loan forgiveness	(1,684,400)	—
Loss on disposal of fixed assets	7,678	3,276
Deferred tax assets, net	(500,619)	(817,184)
Change in operating assets and liabilities:
Accounts receivable	(433,554)	(332,966)
Franchise fees	(437,500)	(300,000)
Prepaid expenses and other assets	(386,428)	936,013
Accounts payable	477,355	314,034
Accrued expenses	844,720	1,156,987
Due to related parties	768,987	(303,082)
Other liabilities	820,977	(38,876)
Net cash used in operating activities	(316,020)	(598,976)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(2,167,243)	(27,190,749)
Improvements and additions to hotel properties	(2,189,846)	(1,052,889)
Net cash used in investing activities	(4,357,089)	(28,243,638)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	13,947,218	13,790,742
Proceeds from lines of credit	1,600,000	6,200,000
Proceeds from PPP loans	921,300	763,100
Principal payments on mortgage debt	(13,739,827)	(451,419)
Principal payments on lines of credit	(1,000,000)	(6,200,000)
Payments of deferred financing costs	(921,801)	(650,072)
Proceeds from issuance of common stock	2,725,297	12,853,629
Proceeds from issuance of GO Units	6,730,300	1,700,005
Payments of offering costs	(2,063,974)	(2,617,351)
Payments for shares redeemed	(557,319)	(92,000)
Distributions paid	(1,612,660)	(905,388)
Net cash provided by financing activities	6,028,534	24,391,246
Net change in cash, cash equivalents, and restricted cash	1,355,425	(4,451,368)
Beginning Cash, Cash Equivalents, and Restricted Cash	12,529,067	16,174,371
Ending Cash, Cash Equivalents, and Restricted Cash	$13,884,492	$11,723,003

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$3,130,003	$1,489,472
Income taxes paid	$—	$1,963

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of T Units for Aurora property	$6,742,757	$—
Issuance of T Units for El Paso property	$2,100,000	$—
Issuance of T Units for Houston property	$6,910,000
Debt issued for acquisition of Aurora property	$15,000,000	$—
Debt issued for acquisition of El Paso property	$7,900,000	$—
Debt issued for acquisition of Houston property	$13,000,000
Debt assumed in connection with acquisition of Lubbock Fairfield	$—	$9,998,437
Paid-in-kind interest	$—	$226,988
Offering costs included in accounts payable	$19,416	$266,781
Offering costs included in due to related parties	$39,144	$(89,892)
Offering costs included in accrued expenses	$(8,000)	$(11,582)
Distributions included in due to related parties	$219,764	$194,390
Reinvested distributions	$3,412,649	$1,828,974

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$7,960,159	$10,898,556
Restricted cash, beginning of period	4,568,908	5,275,815
Cash, cash equivalents, and restricted cash, beginning of period	$12,529,067	$16,174,371

Cash and cash equivalents, end of period	$7,631,257	$7,440,804
Restricted cash, end of period	6,253,235	4,282,199
Cash, cash equivalents, and restricted cash, end of period	$13,884,492	$11,723,003

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and three classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”) and Series T Limited Partnership Units (“Series T LP Units”).  LF REIT III was the sole general partner of the OP, as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, there were no outstanding Common LP Units or Interval Units, and there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor. As of September 30, 2021 and December 31, 2020, there were 1,905,369 and 0 Series T LP Units outstanding, respectively. As of September 30, 2021 and December 31, 2020, there were 1,623,867 and 654,868 Series GO LP Units outstanding, respectively.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000 (the “Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of September 30, 2021, the Company had issued and sold 8,317,950 shares of common stock, including 752,038 shares attributable to the DRIP, and received aggregate proceeds of $80.3 million. For the year ended December 31, 2020, the Company had repurchased 64,190 shares, which represents an original investment of $641,898, including $16,898 of DRIP shares, for $590,547 under the Company’s Share Repurchase Plan. During the nine months ended September 30, 2021, the Company repurchased 57,705 shares, which represents an original investment of $532,200, including $35,661 of DRIP shares, for $557,318 under the Company’s Share Repurchase Plan. As of September 30, 2021, $159,033 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheet. See Note 11.

On April 29, 2020, the Company classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of the Company’s board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of September 30, 2021, the Company had not issued or sold any shares of Interval Common Stock.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of  LF REIT III as the General Partner of the OP, (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of

1933, as amended. As of September 30, 2021, the Company had issued and sold 1,623,867 Series GO LP Units and received aggregate proceeds of $11.2 million.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, and which, in the opinion of management, are necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. In 2020, the World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The impact of the outbreak on the U.S. and world economies continues to evolve, and since the outbreak, there have been international mandates, and mandates in the United States from federal, state and local authorities, instituting quarantines and stay-at-home orders, closing schools, and instituting restrictions on travel and/or limiting operations of non-essential offices and retail centers. Such actions adversely impacted and continue to adversely impact many industries, with the travel and hospitality industries being particularly adversely affected. Although the Company’s hotel properties remained open through the onset of the pandemic, and despite an improvement in the third quarter of 2021, the Company’s occupancy levels have been lower than historical levels. The outbreak could have a continued adverse impact on economic and market conditions and could trigger a continued slowdown in leisure and business travel, which is adversely impacting the travel and hospitality industries. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021, however uncertainty over the ultimate impact COVID-19, including the continued emergence of new strains of COVID-19, such as the Delta variant, will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

Advertising Costs – The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $757,112 and $414,586 for the nine months ended September 30, 2021 and 2020, respectively, and is included in sales and marketing in the consolidated statement of operations.

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

Restricted Cash—Restricted cash consists of earnest money deposits related to hotel property acquisitions, as well as certain funds maintained in escrow accounts to fund future payments for insurance, property tax obligations, and reserves for future capital expenditures, as required by our debt agreements. As of September 30, 2021 and December 31, 2020, restricted cash on the accompanying consolidated balance sheet included $1.7 million and $1.9 million, respectively, of earnest money deposits.

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

Property Management Fees—Property management fees include expenses incurred for management services provided for the day-to-day operations of our hotel properties, which are generally charged at a rate of 4% of gross revenues. Property management fees also include asset management fees, which may be charged at an annual rate of up to 0.75% of gross assets and are paid to the Advisor. For the nine months ended September 30, 2021 and 2020, asset management fees were charged only on the value of investments in hotel properties.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”) (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. We plan to adopt ASU 2016-02 for the fiscal year ending December 31, 2022, and for interim periods beginning on January 1, 2022. We do not anticipate any significant impacts on our consolidated financial statements as a result of this adoption.

3.    INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Land and land improvements	$19,646,518	$10,324,772
Building and building improvements	128,246,536	85,213,846
Furniture, fixtures, and equipment	13,498,597	8,927,694
Construction in progress	64,009	990,452
Investment in hotel properties, at cost	161,455,660	105,456,764
Less: accumulated depreciation	(8,158,401)	(4,712,578)
Investment in hotel properties, net	$153,297,259	$100,744,186

As of September 30, 2021, the Company owned ten hotel properties with an aggregate of 1,204 rooms located in seven states.

Acquisitions of Hotel Properties

The Company acquired three properties during the nine months ended September 30, 2021 and two properties during the year ended December 31, 2020. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions. The table below outlines the details of the properties acquired during the nine months ended September 30, 2021.

2021 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Courtyard by Marriott (the "Aurora Property")	Select Service	Aurora, CO	February 4, 2021	141	$23,610,000	(1)	$458,129	$24,068,129	100%
Holiday Inn (the "El Paso Property")	Select Service	El Paso, TX	May 12, 2021	175	10,300,000	(2)	361,019	10,661,019	100%
Hilton Garden Inn (the "Houston Property")	Select Service	Houston, TX	August 3, 2021	182	19,910,000	(3)	918,353	20,828,353	100%
				498	$53,820,000		$1,737,501	$55,557,501
(1)	Includes the issuance of 1,103,758 Series T LP Units of the Operating Partnership
(2)	Includes the issuance of 150,000 Series T LP Units of the Operating Partnership
(3)	Includes the issuance of 651,611 Series T LP Units of the Operating Partnership

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

As of September 30, 2021, each of the Company’s hotel properties, except the Southaven Property and the Houston Property, was subject to a property management agreement with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive 5-year periods unless terminated earlier in accordance with its terms. The Southaven Property is currently being managed on a day-to-day basis by Vista Host, Inc. pursuant to a property management agreement with an initial term expiring on February 21, 2025, which will automatically renew for two successive 5-year periods unless terminated earlier in accordance with its terms. The Houston Property is currently being managed on a day-to-day basis by Aimbridge, pursuant to a property management agreement with Interstate Management Company, LLC (“Aimbridge”), with an initial term expiring on August 3, 2024, which will automatically renew for additional successive terms of 1 year each unless terminated earlier in accordance with its terms. The El Paso Property was being managed on a day-to-day basis by Elevation Hotel Management, LLC pursuant to a property management agreement which required payment of a management fee equal to 3.0% of total revenues plus an accounting fee of $1,800 per month for accounting services until August 15, 2021. Beginning August 16, 2021, the El Paso Property was subject to a property management agreement with NHS, the terms of which are consistent with those described above for other NHS property management agreements.

The seller of the Pineville Property, an affiliate of Beacon IMG, Inc (“Beacon”), may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of September 30, 2021, no amounts were owed or paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

The Aurora Property was acquired on February 4, 2021 for contractual consideration comprising of $15.0 million in debt, $1.9 million in cash paid at closing and the issuance of 1,103,758 Series T LP Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or at the option of the contributor, up to 48 months, after February 4, 2021, at which point the value will be calculated pursuant to the terms of a Contribution Agreement, dated as of September 1, 2020, as amended on February 4, 2021 (the “Contribution Agreement”).  The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $23.6 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

On May 12, 2021, the Operating Partnership acquired the Holiday Inn El Paso West Sunland Park hotel property located in El Paso, Texas (the “El Paso Property”) for contractual consideration comprising $7.9 million in debt, $300,000 in cash paid at closing and the issuance of 150,000 Series T LP Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or in the event the Operating Partnership is then in the process of transacting a sale of the Operating Partnership’s assets or another significant capital event necessitating a conversion is then in process, up to 48 months, after May 12, 2021, at which point the value will be calculated pursuant to the terms of an Amended and Restated Contribution Agreement, dated May 12, 2021 (the “El Paso Contribution Agreement”).  The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $10.3 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

On August 3, 2021, the Operating Partnership acquired the Hilton Garden Inn Houston Bush Intercontinental Airport hotel property located in Houston, Texas (the “Houston Property”) for contractual consideration comprising $13.0 million in debt, $719,000 in cash paid at closing and the issuance of 651,611.162 Series T LP Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or in the event the Operating Partnership is then in the process of transacting a sale of the Operating Partnership’s assets or another significant capital event necessitating a conversion is then in process, up to 48 months, after August 3, 2021, at which point the value will be calculated pursuant to the terms of the Second Amended and Restated Contribution Agreement, dated August 3, 2021 (the “Houston Contribution Agreement”).  The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $19.9 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable. In connection with the contribution of the Houston Property to the Operating Partnership, and pursuant to the Loan Agreement, dated as of August 3, 2021 (the “Original Loan Agreement”), the LF3 Houston, LLC and TRS Subsidiary (collectively, the “Borrower”) entered into a new $13.0 million loan with Legendary A-1 Bonds, LLC, (the “Original Lender”), which was secured by the  Houston Property (the “Original HGI Houston Loan”). The Original Lender is an affiliate of Legendary Capital REIT III, LLC, the external advisor to the Company (the “Advisor”) which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor. The Original HGI Houston Loan was evidenced by a promissory note and had a fixed interest rate of 7.0% per annum. On September 2, 2021, the proceeds of the New HGI Houston Loan described below were used to refinance the Original HGI Houston Loan, and all outstanding obligations under the Original HGI Houston Loan were repaid in full without any fee or penalty and all commitments and guaranties in connection therewith have been terminated or released. On September 2, 2021, pursuant to the Business Loan Agreement, dated as of September 2, 2021 (the “New Loan Agreement”), the Borrower entered into a new approximately $13.9 million loan with Choice Financial Group (the “New Lender”), which is secured by the Houston Property (the “New HGI Houston Loan”). The New Lender is not affiliated with the Company or the Advisor. The New HGI Houston Loan is evidenced by a promissory note and has a fixed interest rate of 3.85% per annum. The New HGI Houston Loan matures five years after the effective date. The HGI Houston Loan requires monthly payments of interest-only for the first 24 months of the loan, monthly payments of principal and interest for the next 35 months, with the outstanding principal and interest due at maturity. The Borrower has the right to prepay all or a portion of the New HGI Houston Loan at any time without penalty.

The New Loan Agreement requires the maintenance of covenants concerning an annual debt service coverage ratio and the maintenance of a replacement reserve account after the first 12 months of the loan. The New Loan Agreement contains customary events of default, including payment defaults. If an event of default occurs under the New Loan Agreement, the New Lender may accelerate the repayment of amounts outstanding under the New Loan Agreement and exercise other remedies subject, in certain instances, to the expiration of applicable cure periods.

Pursuant to the New Loan Agreement, the Operating Partnership entered into a Guaranty (the “OP Guaranty”) with the New Lender to guarantee payment when due of the loan amount and the performance of the agreements of Borrower contained in the loan documents, as further described in the OP Guaranty.  Further, Corey Maple, a director and executive officer of the Company, entered into a Guaranty (the “Maple Guaranty”) with the New Lender to guarantee payment of 50%, when due, of the loan amount and any additional amounts due by the Borrower under the loan documents at that time, as further described in the Maple Guaranty. The Maple Guaranty will be released after the Borrower maintains six consecutive months of principal and interest payments that result in a 1.2x debt service coverage ratio, as defined in the loan documents.

The aggregate purchase price for the hotel properties acquired during the nine months ended September 30, 2021 and the year ended December 31, 2020 were allocated as follows:

	September 30,	December 31,
	2021	2020
Land and land improvements	$9,316,027	$2,576,166
Building and building improvements	42,134,565	31,605,174
Furniture, fixtures, and equipment	4,106,909	3,007,846
Total assets acquired	55,557,501	37,189,186

Premium on assumed debt	—	(597,665)
Total liabilities assumed	—	(597,665)
Total purchase price(1)	55,557,501	36,591,521

Assumed mortgage debt	—	9,400,772

Net purchase price	$55,557,501	$27,190,749

(1)	Total purchase price includes purchase price plus all transaction costs.

4.    DEBT

Lines of Credit

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit.  The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the line of credit was amended to extend the maturity date to May 10, 2021. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2021. On May 6, 2021, the line of credit was amended to extend the maturity date to May 10, 2022. On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. The line of credit is secured by the Company’s Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership. The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other.  The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple, the Company’s Chief Executive Officer. As of September 30, 2021, there was a $600,000 balance outstanding on the line of credit.

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

Mortgage Debt

As of September 30, 2021, the Company had $100.6 million in outstanding mortgage debt secured by ten properties, with maturity dates ranging from May 2023 to April 2029. Nine of the loans have fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.47%. One of the loans is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 7% as of September 30, 2021. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of September 30, 2021 and December 31, 2020, certain mortgage debt was guaranteed by the members of the Advisor. Except as described below, the Company was either in compliance with all debt covenants or received a waiver of testing of its debt covenants as of September 30, 2021 and December 31, 2020. See Note 3, Investment in Hotel Properties, for a description of the loans entered into during the three months ended September 30, 2021.

As of September 30, 2021, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. The Company has requested and received a waiver of the financial covenants for the 18-month period ending December 31, 2021.

As of September 30, 2021, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Lubbock Fairfield Property (the “Lubbock Fairfield Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. At the onset of a trigger period, the Lubbock Fairfield Loan will enter into a cash management period. The Company has requested a waiver of the financial covenants as of September 30, 2021, but as of the date of this filing it had not been received. If the Company is unable to obtain a waiver, the loan may go into cash management, however the other terms of the Lubbock Fairfield Loan will not change, including the timing or amounts of payments, or the expiration date. Other than as described above for the Lubbock Fairfield Loan, the Company was either in compliance with its debt covenants or received a waiver of testing of its debt covenants as of September 30, 2021 as noted below.

Forbearance Agreements and Loan Amendments

On April 17, 2020, the Company entered into a Change In Terms Agreement (the “Cedar Rapids Amendment”), amending the terms of its original Promissory Note (the “Cedar Rapids Note”), dated March 5, 2019 in the original principal amount of $5.9 million. Pursuant to the Cedar Rapids Amendment, the maturity date of the Cedar Rapids Note was extended from March 1, 2024, to September 1, 2024, the requirement to make any replacement reserve deposits was waived until March 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Cedar Rapids Amendment, the lender has also waived the required financial covenants under the terms of the Cedar Rapids Note through December 31, 2020.

On April 17, 2020, the Company entered into a Change In Terms Agreement (the “Eagan Amendment”), amending the terms of its original Promissory Note (the “Eagan Note”), dated June 19, 2019 in the original principal amount of $9.4 million. Pursuant to the Eagan Amendment, the maturity date of the Eagan Note was extended from July 1, 2024, to January 1, 2025, the requirement to make any replacement reserve deposits was waived until June 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the

Eagan Amendment, the lender has also waived the required financial covenants under the terms of the Eagan Note through December 31, 2020.

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

On August 14, 2020, the Prattville Loan was amended (the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust other terms of the Prattville Loan. The Prattville Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Prattville Forbearance Agreement and Prattville Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $831,379, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. The Company was in compliance with the required financial covenants under the terms of the Prattville Amendment through September 30, 2021.

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

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan. The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $1,498,889, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. The Company did not have any required financial covenants under the terms of the Southaven loan in effect as of December

31, 2020. The Company was in compliance with the required financial covenants under the terms of the Southaven Amendment as of September 30, 2021.

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

Under the terms of the CARES Act and the CAA Act, as applicable, PPP loan recipients and Second Draw PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of such loans. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs, the maintenance of employee and compensation levels and certain other approved expenses. In June 2021, the Company received forgiveness on the full balance of the Second Draw PPP and Southaven TRS PPP loans. In August 2021, the Company received forgiveness on the full balance of the Southaven TRS Second Draw PPP loan.

The following table sets forth the hotel properties securing the Company’s hotel mortgage debt, lines of credit and PPP loans as of September 30, 2021 and December 31, 2020.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	September 30,	Maturity	September 30,	December 31,
	2021	Date	2021	2020
Holiday Inn Express - Cedar Rapids(1)	5.33%	09/01/2024	$5,858,134	$5,858,134
Hampton Inn & Suites - Pineville	5.13%	06/06/2024	8,831,400	8,973,775
Hampton Inn - Eagan	4.60%	01/01/2025	9,317,589	9,317,589
Home2 Suites - Prattville(1)	4.13%	08/01/2024	9,481,730	9,647,085
Home2 Suites - Lubbock	4.69%	10/06/2026	7,629,568	7,792,602
Fairfield Inn & Suites - Lubbock	4.93%	04/06/2029	9,163,645	9,272,870
Homewood Suites - Southaven(1)	3.70%	03/03/2025	13,426,272	13,586,110
Courtyard by Marriott - Aurora	7.00%	02/05/2024	15,000,000	—
Holiday Inn - El Paso	5.00%	05/15/2023	7,900,000	—
Hilton Garden Inn - Houston	3.85%	09/02/2026	13,947,218	—
Total Mortgage Debt			100,555,556	64,448,165
Premium on assumed debt, net			755,911	854,928
Deferred financing costs, net			(1,935,397)	(1,378,374)
Net Mortgage			99,376,070	63,924,719

$3.0 million line of credit(2)	-	11/22/2020	—	—
$5.0 million line of credit	4.00%(3)	5/10/2022	600,000	—
Total Lines of Credit			600,000	—

PPP Loan(4)	-	4/8/2026	—	763,100

Debt, net			$99,976,070	$64,687,819
(1)	Per the original loan terms, the loan was interest-only for the first 12 months after origination, then monthly principal and interest payments, with a balloon payment at maturity.
(2)	Variable interest rate equal to U.S. Prime Rate plus 1.00%, with a minimum rate of 5.00%. The line of credit was not renewed.
(3)	Variable interest rate equal to U.S. Prime Rate plus 0.50%.
(4)	The Company received forgiveness on the full balance of all PPP loans during the nine months ended September 30, 2021.

Future Minimum Payments

As of September 30, 2021, the future minimum principal payments on the Company’s debt were as follows:

2021	$330,715
2022	2,019,244
2023	9,522,307
2024	39,414,692
2025	21,754,830
Thereafter	28,113,768
101,155,556

Premium on assumed debt, net	755,911
Deferred financing costs, net	(1,935,397)

$99,976,070

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of September 30, 2021 and December 31, 2020 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, PPP loans, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of September 30, 2021. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of September 30, 2021, the estimated fair value of the Company’s mortgage debt was $103.1 million, compared to the gross carrying value $100.6 million. As of December 31, 2020, the estimated fair value of the Company’s mortgage debt was $67.5 million, compared to the gross carrying value $64.4 million.

6.    INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the periods ended September 30, 2021 and 2020. The Company did not have any uncertain tax positions as of September 30, 2021 or December 31, 2020.

The Company’s TRS generated a net operating loss (“NOL”) for the nine months ended September 30, 2021 and the year ended December 31, 2020, which can be carried forward to offset future taxable income. As of June 30, 2020, the Company recorded a partial valuation allowance against its deferred tax assets of $1.1 million, primarily related to the uncertainty of effects of the ongoing COVID-19 pandemic on hospitality and travel industries. During the remainder of 2020, the Company experienced some level of recovery, from the unprecedented lows in April and May 2020, at all of the Company’s hotel properties. As a result, the Company revised the partial valuation allowance against deferred tax assets to $600,901 as of September 30, 2020 and $0 as of December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had a recorded net deferred tax asset of $2.0 million and $1.5 million respectively, primarily attributable to its NOLs generated in the prior periods, net of temporary differences primarily related to depreciation. The Company’s NOLs will expire in 2038-2039 for state tax purposes and will not expire for federal tax purposes. As of September 30, 2021, the tax years 2019 and 2020 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the nine months ended September 30, 2021 and 2020, were as follows:

	Incurred
	For the Nine Months Ended September 30,
	2021	2020
Fees:
Acquisition fees	$753,480	$501,949
Financing fees	753,480	501,949
Asset management fees	848,237	617,397
Performance fees	—	—
	$2,355,197	$1,621,295

Reimbursements:
Offering costs	$1,006,775	$953,275
General and administrative	2,095,545	1,831,638
Sales and marketing	146,164	145,489
Acquisition costs	81,651	93,038
Other (income) expense, net	—	(503,180)
	$3,330,135	$2,520,260

For three and nine months ended September 30, 2021, the Operating Partnership recorded distributions payable to the Advisor in the amount of $75,001 and $219,764, respectively, in connection with the Advisor’s ownership of Series B LP Units. For the three and nine months ended September 30, 2020, the Operating Partnership recorded distributions payable to the Advisor in the amount of $68,141 and $194,390, respectively. As of September 30, 2021 and December 31, 2020, the Company had distributions payable to the Advisor in the amount of $547,661 and $327,897, respectively. For the nine months ended September 30, 2021 and 2020, the Company paid distributions in the amount of $29,812 and $28,399, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. Mr. Maple, our Chief Executive Officer and Chairman of the Board, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama and Southaven, Mississippi, which had original loan amounts of $9.6 million, $13.5 million and $7.9 million, respectively, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Leslie, our President, Chief Investment Officer and Director, is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. Mr. Maple and Mr. Leslie were also guarantors of the Company’s $3.0 million line of credit, each in the amount of $1.2 million. That line of credit was closed in November 2020. For the nine months ended September 30, 2021, the Company accrued guarantee fees in the amount of $119,901 to each Mr. Maple and Mr. Leslie. The total amount accrued of $551,380 remained unpaid as of September 30, 2021 and is included in due to related parties on the accompanying consolidated balance sheet. Guarantee fees of $230,929 were assessed for nine months ended September 30, 2020.

In August 2021 in connection with the contribution of the Houston Property, Legendary A-1 Bonds, LLC, which is an affiliate of the Advisor which is owned by Mr. Leslie and Mr. Maple, each a director and executive officer of the Company and principal of the Advisor, made a $13.0 million loan to a subsidiary of the Company secured by the Houston Property. The loan was repaid in full on September 2, 2021.

As of September 30, 2021 and December 31, 2020, the Company had amounts due and payable to the Advisor and its affiliates of $2,533,209 and $1,720,605, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

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

Fees and reimbursements incurred and payable to NHS for the nine months ended September 30, 2021 and 2020, and amounts outstanding and payable as of September 30, 2021 and December 31, 2020, were as follows:

	Incurred		Payable as of
	For the Nine Months Ended September 30,		September 30,	December 31,
	2021	2020	2021	2020
Fees:
Management fees	$489,107	$347,689	$63,620	$36,509
Administrative fees	91,922	54,092	10,717	5,648
Accounting fees	78,418	76,472	10,472	10,701
	$659,447	$478,253	$84,809	$52,858

Reimbursements	$341,150	$213,995	$28,859	$5,530

One Rep Construction, LLC (“One Rep”) — One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each a member of the Company's Board of Directors, hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2021 and 2020 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company incurred $48,909 and $176,669 of construction management fees payable to One Rep, respectively. As of September 30, 2021 and December 31, 2020, the amounts outstanding and due to One Rep were $6,171 and $34,988, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

8.    FRANCHISE AGREEMENTS

As of September 30, 2021, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 4% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Distributions

Distributions for the three months ended September 30, 2021 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from April 1, 2020 through June 30, 2020 were payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from July 1, 2020 through September 30, 2020, October 1, 2020 through December 31, 2020, and January 1, 2021 through March 31, 2021 were payable to each stockholder as 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from April 1, 2021 through June 30, 2021 were payable to each stockholder as 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from July 1, 2021 through September 30, 2021 were payable to each stockholder as 100% in cash on a monthly basis. Going forward, the Company expects the board of directors of the Company to authorize and declare distributions, if at all, based on daily record dates and to pay these distributions on a monthly basis. Distributions will be determined by the board of directors based on the Company’s financial condition and other factors as the board of directors deems relevant, and may be paid in cash or in shares pursuant to the DRIP. The Company has not established a minimum distribution level, and the charter does not require that the Company make distributions to its stockholders.

Share Repurchase Plan

The board of directors has adopted a Share Repurchase Plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the Share Repurchase Plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its Share Repurchase Plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our Share Repurchase Plan. During the year ended December 31, 2020, the Company repurchased 64,190 shares, which represents an original investment of $641,898, including $16,898 of DRIP shares, for $590,547. As of December 31, 2020, $24,032 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets. During the nine months ended September 30, 2021, the Company repurchased 57,705 shares, which represents an original investment of $532,200, including $35,661 of DRIP, for $557,318. As of September 30, 2021, $159,033 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheet. See Note 11. As of September 30, 2021, the Company had $3,138,161 available for eligible repurchases under the Company’s Share Repurchase Plan.

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

Interval Share Offering

The Company is offering up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share. As of September 30, 2021, the Company had not issued or sold any shares of Interval Common Stock.

Non-Controlling Interests

The Operating Partnership currently has 4 classes of Limited Partner Units which include the Common LP Units, the Series B LP Units, the Series T LP Units and the GO Limited Units.  The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects (as defined below).

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any Series T LP Units issued may have different allocations and distributions than other Series T LP Units. The Series T LP Units will be converted into Common LP Units beginning 36 months after their issuance, and will automatically convert into Common LP Units upon a Termination Event. As of September 30, 2021, the Company had issued 1,905,369 Series T LP Units.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the OP, to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of September 30, 2021, the Company had issued and sold 1,623,867 Series GO LP Units and received aggregate proceeds of $11.2 million.

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

Series B LP Unit Offering

As of September 30, 2021, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

10.  COMMITMENTS AND CONTINGENCIES

Impact of COVID-19 — As further discussed in Note 2, the full extent of the impact of COVID-19 on the U.S. and world economies generally, and the Company’s business in particular, is uncertain. As of September 30, 2021, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

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

The SEC is conducting an investigation related to the Company’s reimbursement of and financial accounting for certain expenses incurred by the Advisor, as well as the adequacy of its disclosures related to those policies and practices. The Company is cooperating with the SEC and has produced documents and other information requested by the SEC. The Advisor has retained independent counsel and is also cooperating with the SEC inquiry. The Company remains committed to maintaining the highest standards for compliance with securities regulations and will continue to work with the SEC to address and resolve any questions or concerns that the SEC may raise. At this time, the Company is unable to estimate the cost of complying with the inquiry or its outcome.

Property Acquisitions — The seller of the Pineville Property, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of September 30, 2021, no additional consideration had paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

In November 2019, the Company entered into a purchase agreement, to acquire 3 hotel properties in Pennsylvania, from a third-party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement.  The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers seek the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit. The lawsuit is in an early stage and the likelihood of any material loss in connection with the case cannot be determined at this time. As a result, no amount was recorded related to this matter as of September 30, 2021, the Earnest Money remained in escrow and is included in restricted cash on the accompanying consolidated balance sheets.

Properties under Contract

On August 24, 2021, the Operating Partnership entered into a Contribution Agreement (the “HGI El Paso Contribution Agreement”), pursuant to which the contributor agreed to contribute the 153-room Hilton Garden Inn El Paso University hotel in El Paso, Texas (the “HGI El Paso Property”) to the Operating Partnership. The aggregate contractual consideration for the HGI El Paso Property is $17,600,000 plus closing costs, subject to adjustment as provided in the HGI El Paso Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the HGI El Paso Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. Pursuant to the HGI El Paso Contribution Agreement, the Operating Partnership is responsible for up to $100,000 of certain closing costs to be agreed upon by the parties. As required by the HGI El Paso Contribution Agreement, the Operating Partnership has deposited $50,000 into escrow as earnest money pending the closing or termination of the HGI El Paso Contribution Agreement. Except in certain circumstances described in the HGI El Paso Contribution Agreement, if the Operating Partnership fails to perform its obligations under the HGI El Paso Contribution Agreement, it will forfeit the earnest money.

On September 14, 2021, the Operating Partnership entered into a Contribution Agreement, pursuant to which the contributor agreed to contribute the 90-room Hampton Inn & Suites Fargo Medical Center hotel in Fargo, North Dakota (the “Fargo Property”) to the Operating Partnership, which was subsequently amended on October 8, 2021 (as amended, the “Fargo Contribution Agreement”). The aggregate contractual consideration for the Fargo Property is $11,400,000 plus closing costs, subject to adjustment as provided in the Fargo Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Fargo Property. The remaining consideration consists primarily of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the Fargo Contribution Agreement, the Operating Partnership deposited $50,000 into escrow as earnest money pending the closing or termination of the Fargo Contribution Agreement. Except in certain circumstances described in the Fargo Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Fargo Contribution Agreement, it will forfeit the earnest money.

On September 20, 2021, the Operating Partnership entered into a Contribution Agreement (the “Northbrook Contribution Agreement”), pursuant to which the contributor agreed to contribute the 161-room Sheraton Hotel Chicago Northbrook hotel in Northbrook, Illinois (the “Northbrook Property”) to the Operating Partnership. The aggregate contractual consideration for the Northbrook Property is $11,305,000 plus closing costs, subject to adjustment as provided in the Northbrook Contribution Agreement. The majority of the consideration consists primarily of the issuance by the Operating Partnership of Series T LP Units and Common LP Units of the Operating Partnership. The remainder of the consideration consists of new financing by the Operating Partnership of debt secured by the Northbrook Property with a lender which is an affiliate of the Contributor. As required by the Northbrook Contribution Agreement, the Operating Partnership deposited $100,000 into escrow as earnest money pending the closing or termination of the Northbrook Contribution Agreement. Except in certain circumstances described in the Northbrook Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Contribution Agreement, it will forfeit the earnest money.

See Note 11 for a description of the contribution agreement entered into subsequent to September 30, 2021.

The Company is still conducting its diligence review with respect to each of these properties. These pending acquisitions are subject to the Company’s completion of satisfactory due diligence and other closing conditions. There can be no assurance the Company will complete any or all of these pending property contributions on the contemplated terms, or at all.

11. SUBSEQUENT EVENTS

Distributions Declared or Paid

On October 8, 2021, the Company paid distributions totaling $0.5 million, consisting of $0.3 million in cash distributions and $0.2 million of distributions paid in shares of common stock issued through the DRIP, for daily record dates in the period from September 1, 2021 through September 30, 2021.

On October 29, 2021, the Company declared cash distributions totaling $298,355 and DRIP distributions totaling $182,604, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates October 1 through October 31, 2021 to holders of record on each calendar day of such period. The distribution declared for October 2021 was paid on November 10, 2021.

Property Under Contract

On October 20, 2021, the Operating Partnership entered into a Contribution Agreement (the “Courtyard El Paso Contribution Agreement”), pursuant to which the Contributor agreed to contribute the 90-room Courtyard El Paso Airport hotel in El Paso, Texas (the “Courtyard El Paso Property”) to the Operating Partnership. The aggregate contractual consideration for the Courtyard El Paso Property is $15,120,000 plus closing costs, subject to adjustment as provided in the Courtyard El Paso Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Courtyard El Paso Property. The remaining consideration consists of the issuance by the Operating Partnership of Common LP Units of the Operating Partnership and cash at closing. As required by the Courtyard El Paso Contribution Agreement, the Operating Partnership will deposit $50,000 into escrow as earnest money pending the closing or termination of the Courtyard El Paso Contribution Agreement. Except in certain circumstances described in the Courtyard El Paso Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Courtyard El Paso Contribution Agreement, it will forfeit the earnest money. The Company is still conducting its diligence review with respect to this property. This pending acquisition is subject to the Company’s completion of satisfactory due diligence and other closing conditions. There can be no assurance the Company will complete this pending property contribution on the contemplated terms, or at all.

M3 Outage

M3 provides cloud-based accounting software that the Company and its hotel managers utilize to provide property-level accounting services. On October 19, 2021, M3 detected an unauthorized intruder in its systems which caused M3 to shut down its systems and take them entirely offline. After 13 days, M3 represented that it had restored and recovered the Company’s data, during which time the Company had no access to its property-level accounting software or data. As of November 12, 2021, the Company was continuing to receive restored access to additional data. The intrusion and outage did not impact the Company’s systems. The Company experienced a temporary inability to perform necessary business functions, including the ability to enter accounting transactions and issue payments. At this time, the Company is unable to estimate the cost or further impact of the M3 intrusion and outage.

Share Repurchases

On October 21, 2021, the Company paid the outstanding redemption proceeds related to the September 2021 redemption of 15,927 shares of common stock for $159,033, per the terms of the Share Repurchase Plan.

Status of the GO Unit Offering

As of November 12, 2021, the Company’s GO Unit Offering remained open for new investment, and since the inception of the offering the Company had issued and sold 1,918,966 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $13.3 million.

Status of the Offering

As of November 12, 2021, the Company’s private offering of common stock remained open for new investment, and since the inception of the offering the Company had issued and sold 8,382,624 shares of common stock, including 771,010 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $80.9 million.

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
●	We have paid distributions from proceeds from our ongoing private offering described below (the “Offering”). To the extent the Board declares future distributions, we may continue to fund such distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital;
●	If we are unable to raise substantial funds in our securities offerings, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue;
●	We may be unable to identify properties that meet our investment criteria in a timely manner or on acceptable terms, and may be unable to consummate investment opportunities that we identify, which could result in reduced returns or reduce the amount available for distributions to our stockholders;
●	We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders;
●	We face risks related to the timing and outcome of an ongoing regulatory inquiry;
●	Demand for our properties may be affected by various factors, including an over-supply or over-building of hotel properties in our properties’ markets and general economic conditions. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders;
●	Adverse economic, business or real estate developments in our markets, as well as low consumer confidence, declines in corporate budgets, and decreases in personal discretionary spending levels, may adversely affect our financial performance and the value of our properties and may limit our ability to pay distributions to our stockholders;

●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which will put those investments at risk of forfeiture if we are unable to pay our debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders;
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, which will depend on debt and capital markets conditions. In addition, if any of the loans we obtain have variable interest rates, volatility in these markets could negatively impact such loans. There can be no assurance that we will be able to obtain financing on favorable terms, or at all; and
●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.
●	We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. It is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information, which may subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”).

Overview

We were formed on April 9, 2018 as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of hotel properties (the “Projects”) located primarily in America’s Heartland, which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. On an infrequent and opportunistic basis, we may also originate or acquire high-yield loans secured directly or indirectly by real estate-related assets, which loans will be made to certain qualified third-party borrowers and/or affiliates of our advisor (the “Loans”). We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2018. We conduct substantially all of our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to an agreement (the “Advisory Agreement”) under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of the Loans, is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. We have engaged NHS, LLC dba National Hospitality Services (‘‘NHS’’) to manage most of the Projects acquired to date. We can and may engage third party property management companies to manage the Projects and did so with respect to the Southaven Property in January 2020 and the Houston Hilton Garden Inn Property in August 2021. The Pineville Property is currently being managed on a day-to-day basis by Beacon, an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of the Sponsor, an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, investor relations, and all other administrative services. As of September 30, 2021, we owned ten hotel properties, including the Hilton Garden Inn Houston, acquired in August 2021.

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2022, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. As of September 30, 2021, we had issued and sold 8,317,950 shares of common stock, including 752,038 shares attributable to the DRIP, and received aggregate proceeds of $80.3 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $66.2 million. The net offering proceeds have been used to fund property acquisitions. For the year ended December 31, 2020, we repurchased 64,190 shares, which represented an original investment of $641,898, including $16,898 of DRIP shares, repurchased for $590,547 under our Share Repurchase Plan. During the nine months ended September 30, 2021, we repurchased 57,705 shares, which represented an original investment of $532,200, including $35,661 of DRIP shares, repurchased for $557,318 under our Share Repurchase Plan. No public market exists for the shares of our common stock and none is expected to develop.

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering.  The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Interval Share Offering will continue until the earlier of (i) the date when $30,000,000 (or $60,000,000 if approved by our board of directors) is sold,

(ii) March 31, 2022, or (iii) a decision by the Company to terminate the Interval Share Offering. As of September 30, 2021, we had not issued or sold any shares of Interval Common Stock.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units are being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which may be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. As of September 30, 2021, the Operating Partnership had issued and sold 1,623,867 Series GO LP Units, and received aggregate proceeds of $11.2 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $9.8 million.

Market Outlook

During the first quarter of 2020, the global outbreak of COVID-19 was identified and has since spread to nearly every country and territory, including every state in the United States. The COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus continues to have a material adverse impact on the hospitality industry. As the virus spread and governments implemented restrictions to contain it, occupancy and RevPAR fell sharply. See “Result of Operations – Outlook” for definitions of occupancy, ADR and RevPAR. COVID-19 continues to have a material impact on our business and industry. However, the recovery of demand in our hotels accelerated in the second and third quarters of 2021, led primarily by robust leisure demand. Business transient and group demand remains well below pre-pandemic levels in most markets, but such demand could pick up in 2022 if workers return to offices and corporate travel increases. On the other hand, the continued emergence of new strains of COVID-19, such as the Delta variant, could slow the pace of recovery in some or all regions and in some markets has resulted in new or increased restrictions on business operations. If the spread of new strains of COVID-19 continues, it may negatively affect our occupancy levels and RevPAR and could materially and adversely affect the financial performance and value of our hotels.

Each of our hotel properties have remained open from the onset of the pandemic. We saw significant improvements in demand at our hotel properties during the first three quarters of 2021. RevPAR improved 36.8% in the third quarter of 2021 compared to the third quarter of 2020 for our seven hotel properties acquired prior to July 1, 2020. In the first three quarters of 2021, RevPAR improved 28.2% compared to the first three quarters of 2020 for our five hotel properties acquired prior to January 1, 2020.

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

Liquidity and Capital Resources

Overview

We are dependent upon the net proceeds from our Offering and the GO Unit Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2022, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. The GO Unit Offering will continue until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which may be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2021, we had raised approximately $80.3 million in gross offering proceeds from the sale of shares of our common stock in the Offering and approximately $11.2 million in gross offering proceeds from the sale of shares of the Series GO LP Units in our GO Unit Offering. The pace of capital raised in our Offering has slowed over the past several months compared to historical amounts since inception of the Offering. However, the decrease in capital raise in our Offering has been partially offset by capital raised through our GO Unit Offering, which commenced in June 2020. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering and GO Unit Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of September 30, 2021, we owned ten properties. We acquired these investments with the proceeds from the sale of our common stock and GO Units in the Offering and debt financing. Our acquisition of the Houston Property on August 3, 2021 included the issuance of 651,611 Series T LP Units to the contributor as part of the consideration. Operating cash needs during the three months ended September 30, 2021 were met through cash flow generated by these real estate investments and with proceeds from our Offering.

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

We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of September 30, 2021, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 63%.

In addition to making investments in accordance with our investment objectives, we expect to use capital resources to make certain payments to the Advisor and its affiliates and NHS. These payments include the various fees and expenses to be paid to the Advisor and its affiliates in connection with the selection, acquisition, and management of Projects, as well as reimbursement of certain organization and other offering expenses described below. The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any property improvement plan (“PIP”) at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor may also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing, and a disposition fee of up to 4.0% of the hotel sales price, payable at the closing of the disposition, and real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty amount, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B LP Unit holders) have received a 6% cumulative, but not compounded, return per annum. Per the terms of the Operating Partnership’s operating agreement, the Advisor receives distributions from the Operating Partnership in connection with their ownership of non-voting Series B LP Units. The Advisor’s ownership of Series B LP Units is presented as non-controlling interest on the accompanying consolidated financial statements.

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

NHS earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties, for which it serves as the property manager, equal to 4% of gross revenue. NHS may also earn a monthly accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. The Company reimburses NHS for certain costs of operating the properties incurred on behalf of the Company. All reimbursements are paid to NHS at cost. We reimburse NHS for certain costs of operating the hotel properties incurred on our behalf. All reimbursements are paid to NHS at cost. NHS also earns a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received from sellers or contributors during the period of due diligence. Such fee is waived if, upon acquisition by us, NHS is selected as the management company for the hotel property. NHS is also reimbursed for actual out-of-pocket costs incurred in providing the due diligence services.

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

Interstate Management Company, LLC (“Aimbridge”) earns a management fee for property management services provided with respect to the Houston Property in an amount equal to 2.5% of total revenues, plus an accounting fee of $2,548 per month for accounting services, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2022. Aimbridge will also receive an additional fee of $2,900 per month for customized accounting services, revenue management and digital marketing, which amount will increase annually by 3% on January

1 of each fiscal year beginning on January 1, 2022. Aimbridge may also receive incentive management fees if certain performance metrics are achieved. We reimburse Aimbridge for certain costs of operating the Houston Property incurred on our behalf. All reimbursements are paid to Aimbridge at cost.

One Rep, a related party, provides construction oversight, project management, and other related services to the Company. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company also reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost.

Debt

Lines of Credit

On February 10, 2020, we entered into a $5.0 million revolving line of credit.  The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the line of credit was amended to extend the maturity date to May 10, 2021. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2021. On May 6, 2021, the line of credit was amended to extend the maturity date to May 10, 2022. On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. The interest rate as of 9/30/21 was 4.00%. The line of credit is secured by our Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership. The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other.  The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple, the Company’s Chief Executive Officer. As of September 30, 2021, there was a $600,000 balance outstanding on the line of credit.

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

Mortgage Debt

As of September 30, 2021, we had $100.6 million in outstanding mortgage debt secured by ten properties, with maturity dates ranging from May 2023 to April 2029. Eight of the loans have fixed interest rates ranging from 3.70% to 5.33%, and a weighted-average interest rate of 4.47%. One of the loans is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 7% as of September 30, 2021. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of September 30, 2021 and December 31, 2020, certain mortgage debt was guaranteed by the members of the Advisor. Except as described below, we were either in compliance with all debt covenants or received a waiver of testing of its debt covenants as of September 30, 2021 and December 31, 2020.

As of September 30, 2021, we were not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts us into a trigger period pursuant to the loan documents. We have requested and received a waiver of the financial covenants for the 18-month period ending December 31, 2021.

As of September 30, 2021, we were not in compliance with the required financial covenants under the terms of our promissory note secured by the Lubbock Fairfield Property (the “Lubbock Fairfield Loan”), which constitutes an event that puts us into a trigger period pursuant to the loan documents. At the onset of a trigger period, the Lubbock Fairfield

Loan will enter into a cash management period. We have requested a waiver of the financial covenants as of September 30, 2021, but as of the date of this filing it had not been received. If we are unable to obtain a waiver, the loan may go into cash management, however the other terms of the Lubbock Fairfield Loan will not change, including the timing or amounts of payments, or the expiration date. Other than as described above for the Lubbock Fairfield Loan, we were in compliance with its debt covenants or received a waiver of testing of its debt covenants as of September 30, 2021 as noted below.

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

On August 14, 2020, the Prattville Loan was amended (the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust other terms of the Prattville Loan. The Prattville Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Prattville Forbearance Agreement and Prattville Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $831,379, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. We were in compliance with the required financial covenants under the terms of the Prattville Amendment through September 30, 2021.

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

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan. The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $1,498,889, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. We did not have any required financial covenants under the terms of the Southaven loan in effect as of December 31, 2020. We were in compliance with the required financial covenants under the terms of the Southaven Amendment as of September 30, 2021.

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

In April 2021, the Company, through Southaven TRS, entered into an unsecured promissory note under the Second Draw PPP created by the CAA Act, through Western State Bank (the “Southaven TRS Second Draw PPP”).  The term of the Southaven TRS Second Draw PPP loan is five years. The amount of the Southaven TRS Second Draw PPP loan is $119,500. The interest rate on the Southaven TRS Second Draw PPP loan is 1.0% per annum, which shall be deferred for the first sixteen months of the term of the loan. After the initial sixteen-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the loan which is not forgiven as described below. The Company is permitted to prepay the Southaven TRS Second Draw PPP loan at any time with no prepayment penalties.

Under the terms of the CARES Act and the CAA Act, as applicable, PPP loan recipients and Second Draw PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of such loans. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs, the maintenance of employee and compensation levels and certain other approved expenses. In June 2021, we received forgiveness on the full balance of the Second Draw PPP and Southaven TRS PPP loans. In August 2021, we received forgiveness on the full balance of the Southaven TRS Second Draw PPP loan.

Properties under Contract

As of the date of this filing, we had four hotel properties under contract for aggregate contractual consideration of approximately $55.4 million. The contribution agreements for three of these hotel properties were entered into during the three months ended September 30, 2021. We are still conducting our diligence review with respect to each property. Each of these pending acquisitions is subject to our completion of satisfactory due diligence and other closing conditions. There can be no assurance that we will complete any of these pending acquisitions on the contemplated terms, or at all.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(316,020)	$(598,976)
Net cash used in investing activities	(4,357,089)	(28,243,638)
Net cash provided by financing activities	6,028,534	24,391,246
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,355,425	$(4,451,368)

Cash Flows Used In Operating Activities

As of September 30, 2021, we owned ten hotel properties. During the nine months ended September 30, 2021 and 2020, net cash used in operating activities was $0.3 million and $0.6 million, respectively. Our cash flows used in operating activities generally consist of the net cash generated by or used in our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See “Market Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business. See "- Results of Operations" for further discussion of our operating results for the nine months ended September 30, 2021 and 2020.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2021 and primarily consisted of $2.2 million used for improvements and additions to hotel properties and $2.2 million used for the acquisition of three hotel properties. Net cash used in investing activities was $28.2 million for the nine months ended September 30, 2020 and primarily consisted of $27.2 million used for the acquisition of two hotel properties.

Cash Flows Provided By Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $6.0 million and consisted primarily of the following:

●	$7.4 million of net cash provided by offering proceeds, net of payments of commissions and other offering costs of $2.1 million;
●	$0.8 million of net cash provided by debt financing as a result of proceeds from debt financing of $16.5 million, offset by principal payments on debt of $14.7 million and payments of financing costs of $0.9 million;
●	$1.6 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $3.4 million;
●	and $0.6 million paid for share redemptions.

During the nine months ended September 30, 2020, net cash provided by financing activities was $24.4 million and consisted primarily of the following:

●	$11.9 million of net cash provided by offering proceeds, net of payments of commissions and other offering costs of $2.6 million;
●	$13.5 million of net cash provided by debt financing as a result of proceeds from debt financing of $20.8 million, partially offset by principal payments on debt of $6.7 million and payments of financing costs of $0.6 million;
●	$0.9 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.8 million;
●	and $0.1 million paid for share redemptions.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first three quarters of 2021 and during each quarter of 2020:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
Second Quarter 2021	1,465,038	0.175	251,625	1,107,080	1,358,705	853,375
Third Quarter 2021	1,500,023	0.175	1,114,951	1,223,741	2,338,692	122,840
	$4,395,277	$0.525	$1,612,660	$3,412,649	$5,025,309	$(316,020)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)(4)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2020	$1,204,910	$0.175	$691,604	$418,286	$1,109,890	$(1,141,973)
Second Quarter 2020	1,313,186	0.175	—	—	—	(349,329)
Third Quarter 2020	1,368,309	0.175	213,784	1,410,688	1,624,472	892,326
Fourth Quarter 2020	1,397,802	0.175	245,789	1,054,379	1,300,168	(202,710)
	$5,284,207	$0.700	$1,151,177	$2,883,353	$4,034,530	$(801,686)
(1)	Distributions for the periods from January 1, 2020 through March 31, 2020 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from April 1, 2020 through June 30, 2020 were payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from July 1, 2020 through September 30, 2020, October 1, 2020 through December 31, 2020 and January 1, 2021 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRP if then currently enrolled in the DRIP and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from April 1, 2021 through June 30, 2021 were payable to each stockholder 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or, at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from July 1, 2021 through September 31, 2021 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2020 through February 29, 2020 were paid on a monthly basis, generally on or about the tenth day of the month following the record date of a given month. Beginning the second quarter of 2020, distributions, if any, were declared and paid on a quarterly basis. Distributions for the period from July 1, 2021 through September 30, 2021 were paid on a monthly basis. In general, distributions for all record dates of a given distribution period are paid on or about the tenth day of the first month following the end of a distribution period.
(4)	Distributions for the period from March 1, 2020 through March 31, 2020, and April 1, 2020 through June 30, 2020 were paid in July 2020.

For the nine months ended September 30, 2021, we paid aggregate distributions of $5.0 million, including $1.6 million of distributions paid in cash and $3.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the nine months ended September 30, 2021 was $4.2 million. Net cash flow used in operations for the nine months ended September 30, 2021 was $0.3 million.

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

Results of Operations

Outlook

Our results of operations for the three and nine months ended September 30, 2021 and 2020 are not indicative of those expected in future periods, as we were actively raising capital through our securities offerings and acquiring hotel properties during both of these periods. The COVID-19 pandemic has had a significant impact on our operating results for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, we had owned seven of our ten properties for a full 12-month operating cycle.

In evaluating financial condition and operating performance, we believe Revenue per Available Room (“RevPAR”), which we calculate by dividing total gross room revenue by the total number of available rooms for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for properties. We also believe occupancy and average daily rate (“ADR”), which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing occupied rooms by total rooms available, measures the utilization of a property’s available capacity. ADR which we calculate by dividing total gross room revenue by the total number of rooms rented for the period, measures average room price and is useful in assessing pricing levels.

Comparison of the three months ended September 30, 2021 versus the three months ended September 30, 2020

Revenue

Room revenues totaled $8.3 million and $4.2 million for the three months ended September 30, 2021 and 2020, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $314,200 and $57,831 for the three months ended September 30, 2021 and 2020, respectively. Hotel occupancy, ADR, and RevPAR were 68.90%, $115.08, and $79.30, respectively, for the three months ended September 30, 2021. Hotel occupancy, ADR, and RevPAR were 67.09%, $97.19, and $65.21, respectively, for the three months ended September 30, 2020. For the seven hotel properties acquired prior to July 1, 2020, hotel occupancy, ADR, and RevPAR were 75.89%, $117.56, and $89.21, respectively, for the three months ended September 30, 2021. The increases in hotel occupancy rates, ADR and RevPAR were primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 during 2021. Hotel properties acquired during 2021 contributed $2.5 million to the increase in room revenues and $0.2 million to the increase in other revenue for the three months ended September 30, 2021. See “Market Outlook” for a discussion of the current and expected impact of the COVID-19 pandemic on our business.

Property Operations Expenses

Property operations expenses were $3.8 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The $2.3 million increase in property operations expenses was primarily due to increased hotel occupancy rates at our existing seven hotel properties acquired prior to January 1, 2021, and $1.5 million of property operations expenses resulting from the acquisitions of the Aurora, El Paso, and Houston hotel properties in February, May, and August 2021, respectively.

General and Administrative Expenses

General and administrative expenses were $1.7 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The $0.7 million increase in general and administrative expenses was primarily due to a $0.3 million increase in payroll and professional fees and $0.2 million of expenses resulting from the addition of the Aurora, El Paso, and Houston hotel properties.

Sales and Marketing Expenses

Sales and marketing expenses were $0.6 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $0.3 million increase in sales and marketing expenses was primarily due to a $0.2 million increase in advertising and other marketing costs at our operating partnership and our seven hotel properties acquired prior to January 1, 2021, and $0.1 million of expenses resulting from the addition of the Aurora, El Paso, and Houston hotel properties.

Franchise Fees

Franchise fees were $0.6 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $0.3 million increase in franchise fees was primarily due to higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19 and the addition of the Aurora, El Paso, and Houston hotel properties.

Management Fees

Management fees were $0.8 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the Advisor increased by $0.1 million. We experienced increased management fees across our portfolio primarily due to higher RevPAR resulting from the ongoing recovery in lodging demand from the impacts of COVID-19.

Acquisition Expenses

Acquisition expenses were $13,317 and $44,154 for the three months ended September 30, 2021 and 2020, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions. The decrease in acquisition expenses is primarily related to acquisition-related and due diligence costs incurred in 2020 for properties that were not acquired.

Depreciation

Depreciation expense was $1.3 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively. The $0.4 million increase in depreciation expense was primarily due to the addition of the Aurora, El Paso, and Houston hotel properties.

Other Income (Expense), net

Other income (expense), net was ($21,320) and ($49,116) for the three months ended September 30, 2021 and 2020, respectively. The change was primarily due to decreases in other expenses at our hotel properties.

PPP Loan Forgiveness

PPP loan forgiveness income was $119,500 and $0 for the three months ended September 30, 2021 and 2020, respectively. In August 2021, we received forgiveness on the Southaven TRS second draw PPP loan of $119,500. See “Paycheck Protection Program (“PPP”) Loans” for a detailed discussion on PPP loans and forgiveness.

Interest Expense

Interest expense was $1.3 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively. The $0.5 million increase in interest expense was primarily due to the increase in hotel mortgage debt used to acquire the Aurora, El Paso, and Houston properties. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Comparison of the nine months ended September 30, 2021 versus the nine months ended September 30, 2020

Revenue

Room revenues totaled $18.2 million and $10.6 million for the nine months ended September 30, 2021 and 2020, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $0.5 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. Hotel occupancy, ADR, and RevPAR were 67.06%, $106.44, and $71.38, respectively, for the nine months ended September 30, 2021. Hotel occupancy, ADR, and RevPAR were 56.90%, $98.95, and $56.30, respectively, for the nine months ended September 30, 2020. For the five hotel properties acquired prior to January 1, 2020, hotel occupancy, ADR, and RevPAR were 68.63%, $97.05, and $66.60, respectively, for the nine months ended September 30, 2021. For the same five properties, hotel occupancy, ADR, and RevPAR were 54.51%, $95.30, and $51.95, respectively, for the nine months ended September 30, 2020. The increases in hotel occupancy rates, ADR and RevPAR were primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 during 2021. Hotel properties acquired during 2021 contributed $3.4 million to the increase in room revenues and $0.3 million to the increase in other revenue for the nine months ended September 30, 2021. See “Market Outlook” for a discussion of the current and expected impact of the COVID-19 pandemic on our business.

Property Operations Expenses

Property operations expenses were $8.1 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively. The $3.9 million increase in property operations expenses was primarily due to increased RevPAR at our existing seven hotel properties and $2.3 million of additional property operations expenses resulting from the acquisitions of the Aurora, El Paso, and Houston hotel properties in February, May, and August 2021, respectively.

General and Administrative Expenses

General and administrative expenses were $4.7 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The increase in general and administrative expenses was primarily due to a $0.6 million increase in professional fees and $0.4 million of expenses resulting from the acquisitions of the Aurora, El Paso, and Houston hotel properties.

Sales and Marketing Expenses

Sales and marketing expenses were $1.4 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $0.5 million increase in sales and marketing expenses was primarily due to a $0.2 million increase in advertising and other marketing costs at our existing seven hotel properties and $0.3 million of expenses resulting from the addition of the Aurora, El Paso, and Houston hotel properties.

Franchise Fees

Franchise fees were $1.4 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $0.5 million increase in franchise fees was primarily due to higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19 and the addition of the Aurora, El Paso, and Houston hotel properties.

Management Fees

Management fees were $1.8 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the Advisor increased by $0.2 million. We experienced increased management fees across all of our properties primarily due to higher RevPAR resulting from the ongoing recovery in lodging demand from the impacts of COVID-19.

Acquisition Expenses

Acquisition expenses were $61,760 and $382,148 for the nine months ended September 30, 2021 and 2020, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions. The decrease in acquisition expenses is primarily related to acquisition-related and due diligence costs incurred in 2020 for properties that were not acquired.

Depreciation

Depreciation expense was $3.5 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively. The $0.9 million increase in depreciation expense was primarily due to the addition of the Aurora, El Paso, and Houston hotel properties.

Other Income (Expense), net

Other income (expense), net was ($212,125) and $267,928 for the nine months ended September 30, 2021 and 2020, respectively. The change was primarily due to a decrease in other income offset by increases in other expenses and guarantee fees due to the acquisitions of the El Paso and Houston hotel properties.

PPP Loan Forgiveness

PPP loan forgiveness income was $1.7 million and $0 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, we received forgiveness on all of our PPP loans.  See “Paycheck Protection Program (“PPP”) Loans” for a detailed discussion on PPP loans and forgiveness.

Interest Expense

Interest expense was $3.3 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively. The $0.9 million increase in interest expense was primarily due to the increase in hotel mortgage debt used to acquire the Aurora, El Paso, and Houston properties. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our securities offerings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared or Paid

On October 8, 2021, we paid distributions totaling $0.5 million, consisting of $0.3 million in cash distributions and $0.2 million of distributions paid in shares of common stock issued through the DRIP, for daily record dates in the period from September 1, 2021 through September 30, 2021.

On October 29, 2021, we declared cash distributions totaling $298,355 and DRIP distributions totaling $182,604, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates October 1 through October 31, 2021 to holders of record on each calendar day of such period. The distribution declared for October 2021 was paid on November 10, 2021.

Property Under Contract

On October 20, 2021, the Operating Partnership entered into a Contribution Agreement (the “Courtyard El Paso Contribution Agreement”), pursuant to which the Contributor agreed to contribute the 90-room Courtyard El Paso Airport hotel in El Paso, Texas (the “Courtyard El Paso Property”) to the Operating Partnership. The aggregate contractual consideration for the Courtyard El Paso Property is $15,120,000 plus closing costs, subject to adjustment as provided in the Courtyard El Paso Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Courtyard El Paso Property. The remaining consideration consists of the issuance by the Operating Partnership of Common LP Units of the Operating Partnership and cash at closing. As required by the Courtyard El Paso Contribution Agreement, the Operating Partnership will deposit $50,000 into escrow as earnest money pending the closing or termination of the Courtyard El Paso Contribution Agreement. Except in certain circumstances described in the Courtyard El Paso Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Courtyard El Paso Contribution Agreement, it will forfeit the earnest money. We are still conducting our diligence review with respect to this property. This pending acquisition is subject to our completion of satisfactory due diligence and other closing conditions. There can be no assurance that we will complete this pending property contribution on the contemplated terms, or at all.

M3 Outage

M3 provides cloud-based accounting software that we and our hotel managers utilize to provide property-level accounting services. On October 19, 2021, M3 detected an unauthorized intruder in its systems which caused M3 to shut down its systems and take them entirely offline. After 13 days, M3 represented that it had restored and recovered our data, during which time we had no access to its property-level accounting software or data. As of November 12, 2021, we were continuing to receive restored access to additional data. The intrusion and outage did not impact our systems. We experienced a temporary inability to perform necessary business functions, including the ability to enter accounting transactions and issue payments. At this time, we are unable to estimate the cost or further impact of the M3 intrusion and outage.

Share Repurchases

On October 21, 2021, we paid the outstanding redemption proceeds related to the September 2021 redemption of 15,927 shares of common stock for $159,033, per the terms of our Share Repurchase Plan, related to a repurchase request received during the month of September 2021.

Status of the GO Unit Offering

As of November 12, 2021, our GO Unit Offering remained open for new investment, and since the inception of the offering we had issued and sold 1,918,966 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $13.3 million.

Status of the Offering

As of November 12, 2021, our private offering of common stock remained open for new investment, and since the inception of the offering we had issued and sold 8,382,624 shares of common stock, including 771,010 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $80.9 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 1, 2018, we commenced a private placement offering of up to $100,000,000 in shares of our common stock. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share. During the three months ended September 30, 2021, we sold 248,545 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $2.4 million, including 128,815 shares issued pursuant to our dividend reinvestment plan. During the three months ended September 30, 2021, aggregate selling commissions of $53,780 and marketing and diligence allowances and other wholesale selling costs and expenses of $344,229 were paid in connection with the private offering.

On June 15, 2020, we commenced a private placement offering of limited partnership units in our Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of the Company, as the General Partner of the Operating Partnership, (the “GO Unit Offering”). The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO LP Units (a “Series GO Limited Partner”) will have the right to exchange its Series GO LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange. The exchange right is not available until all of the following have occurred (the “Exchange Date”): (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO Limited Partner has held its Series GO LP

Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the three months ended September 30, 2021, the Company has issued and sold 171,966 Series GO LP Units and received aggregate proceeds of $1.2 million. During the three months ended September 30, 2021, aggregate selling commissions of $101,277 and marketing and diligence allowances and other wholesale selling costs and expenses of $53,051 were paid in connection with the offering.

On August 3, 2021, we issued 651,611 Series T LP Units to the Contributor of the Houston Property in connection with the closing of the contribution of that property. The Operating Partnership issued these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or at the option of the Contributor, up to 48 months, after the closing. The number of Common Limited Units to be issued to the Contributor upon conversion will be based upon a capitalization rate applied to the then-current trailing 12-month NOI of the Houston Property less amounts incurred or accrued by the Operating Partnership for (i) $100,000 contribution towards closing costs, (ii) loan assumption fees and related expenses, (iii) the Original Loan Balance (as defined in the Second Contribution Agreement) less up to $485,000, (iv) if applicable, costs of defeasance and related expenses, (v) PIP and capital expenditures, (vi) operating cash infused by the Operating Partnership, (vii) any shortfall of the 10% minimum cumulative yield on Operating Partnership’s invested capital, and (viii) any other unrealized or unreimbursed costs of operating the Houston Property, calculated pursuant to the terms of the Contribution Agreement, which may be higher or lower than the initial valuation. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date described in the paragraph above. Notwithstanding the above, we may waive any of the requirements of the Exchange Date described in the paragraph above in its sole discretion other than (ii) or (iv).

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan, we will repurchase shares within 21 days following the end of a calendar quarter. In September 2021, we received a request to repurchase 15,927 shares. The repurchase proceeds of $159,033 were paid on October 21, 2021 in accordance with the terms of our Share Repurchase Plan. The $159,033 is included in other liabilities on the accompanying consolidated balance sheets as of September 30, 2021 included as part of this Form 10-Q.

We limit the dollar value of shares that may be redeemed under the plan as described above. One of these limitations is that during each calendar year, our Share Repurchase Plan limits the number of shares we may repurchase to those that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. Based on the repurchase limits described above, as of September 30, 2021, there was $3,138,161 available for eligible repurchases for the remainder of 2021.

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

3.3

Bylaws, dated of as April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 12, 2019)

3.6

Third Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 3, 2021 (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2021)

4.1		Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.39

Second Amended and Restated Contribution Agreement, dated as of August 3, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2021)

10.40

Loan Agreement between LF3 Houston, LLC, LF3 Houston TRS, LLC, and Legendary A-1 Bonds, LLC relating to the Houston Hilton Garden Inn Property, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2021)

10.41

Continuing Guaranty by Lodging Fund REIT III, OP, LP in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2021)

10.42

Assignment of Leases and Rents by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2021)

10.43

Deed of Trust, Security Agreement and Financing Statement by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2021)

10.44

Environmental Indemnity Agreement by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2021)

10.45

Management Agreement by and between LF3 Houston TRS, LLC and Interstate Management Company, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2021)

10.46

Third Amendment to the Contribution Agreement dated as of July 2, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2021)

10.47

Promissory Note issued by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC relating to the Houston Hilton Garden Inn Property, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2021)

10.48	*	Business Loan Agreement between LF3 Houston, LLC and LF3 Houston TRS, LLC and Choice Financial Group relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021

10.49	*	Promissory Note between LF3 Houston, LLC and LF3 Houston TRS, LLC and Choice Financial Group, relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021

10.50	*	Commercial Guaranty by Lodging Fund REIT III OP, LP in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021

10.51	*	Commercial Guaranty by Corey Maple in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021

10.52	*	Deed of Trust by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn, dated as of September 2, 2021

10.53	*	Agreement to Provide Insurance between LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn, dated as of September 2, 2021

10.54	*	Contribution Agreement dated as of September 20, 2021, by and between the Operating Partnership and APF – Northbrook LLC for the Northbrook Property

10.55	*	First Amendment to the Contribution Agreement dated as of October 4, 2021, by and between the Operating Partnership and APF – Northbrook LLC for the Northbrook Property

10.56	*	Contribution Agreement dated as of August 24, 2021, by and between the Operating Partnership and High Desert Investors, LP for the HGI El Paso Property

10.57	*	Contribution Agreement dated as of September 14, 2021, by and between the Operating Partnership and Agassiz Hospitality, LLC for the Fargo Property

10.58	*	First Amendment to the Contribution Agreement dated as of October 8, 2021, by and between the Operating Partnership and Agassiz Hospitality, LLC for the Fargo Property

10.59	*	Contribution Agreement dated October 20, 2021, by and between the Operating Partnership and ELP MC Venture, LLC for the Courtyard El Paso Property

10.60	*	Letter Agreement dated as of October 20, 2021, by and between the Operating Partnership and ELP MC Venture, LLC for the Courtyard El Paso Property

10.61	*	Letter Agreement dated as of August 11, 2021, by and between LF3 Pineville, LLC and the Company and CWCapital Asset Management LLC for the Pineville Property

10.62	*	First Amendment to the Continuing Guaranty by Lodging Fund REIT III OP, LP in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Share Repurchase Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

* Filed herewith.

** Furnished herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGING FUND REIT III, INC.

Date:	November 12, 2021	By:	/s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer and Secretary
(principal executive officer)

Date:	November 12, 2021	By:	/s/ Samuel C. Montgomery
Samuel C. Montgomery
Chief Financial Officer
(principal financial officer)