Form 10-K
period 2021-12-31
Lodging Fund REIT III, Inc.
filed 2022-03-31
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s shares of common stock. On June 1, 2018 the registrant launched its ongoing private offering of its shares of common stock, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were 8,069,405 shares of common stock held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2022, there were 8,662,152 outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2022.

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

Risks Related to Our Business

●	The COVID-19 pandemic has had a negative impact on the U.S. and world economies and business activities. The extent to which the COVID-19 pandemic adversely affects our results of operations, returns and profitability, as well as our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, the distribution and efficacy of vaccines, continued emergence of new strains of COVID-19, actions taken to contain the COVID-19 outbreak or to mitigate its impact and the direct and indirect economic effects of the COVID pandemic. These trends, together with increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation resulting from the COVID-19 pandemic, may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies and may continue to adversely affect our hotel operations and financial results. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, our company and our properties may be subject to similar risks as posed by COVID-19.
●	We have a limited operating history and may not be successful at operating a real estate investment trust, or REIT, which may adversely affect our ability to make distributions to our stockholders.
●	Our advisor, Legendary Capital REIT III, LLC (the “Advisor”), its executive officers and other key personnel, the employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor as well as certain of our officers and directors, whose services are essential to the Company, may be involved in other business ventures, and will face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of the Advisor, its executive officers and key personnel, the employees of the Sponsor, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders.
●	We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties for the same or similar services. Such fees may result in conflicts of interest between the Advisor and our stockholders due to the nature of the incentive fees and management fees.
●	We have paid distributions from proceeds from our ongoing private offering described below (the “Offering”) and, to the extent our board of directors declares future distributions, we may continue to fund distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital.
●	If we are unable to raise substantial funds in our securities offerings, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue.
●	We may be unable to identify properties that meet our investment criteria in a timely manner or on acceptable terms, and may be unable to consummate investment opportunities that we identify, which could result in reduced returns or reduce the amount available for distributions to our stockholders.
●	We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders.

●	We face risks related to the timing and outcome of an ongoing regulatory inquiry.

Risks Related to the Lodging Industry and Real Estate Industry

●	Demand for our properties may be affected by various factors, including an over-supply or over-building of hotel properties in our properties’ markets and general economic conditions. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.
●	We may be unable to dispose of our properties on advantageous terms or at all due to various factors, including weakness in our properties’ markets, unavailability of financing, changes in the financial condition of prospective purchasers or changes in general economic conditions, which could reduce our cash flow and limit our ability to make distributions to our stockholders.
●	Adverse economic, business or real estate developments in our markets, as well as low consumer confidence, declines in corporate budgets, high rates of inflation, and decreases in personal discretionary spending levels, may adversely affect our financial performance and the value of our properties and may limited our ability to pay distributions to our stockholders.
●	The hospitality industry is seasonal in nature. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.
●	We rely on management companies to operate our hotel properties, giving us less control than if we were managing the hotels ourselves. Further, NHS, LLC dba National Hospitality Services (“NHS”), the management company currently directly or indirectly managing nine of our existing hotel properties on a day-to-day basis, is an affiliate of Norman H. Leslie, a director and officer of the Company and a principal of the Advisor. This relationship may cause conflicts of interest between the Advisor and our stockholders.

●	Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business

Risks Related to Debt Financing

●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which will put those investments at risk of forfeiture if we are unable to repay such debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders.
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, refinance or extend existing financing, which will depend on debt and capital markets conditions. In addition, we have loans with variable interest rates, and may incur additional variable rate debt in the future. Volatility in these markets could negatively impact such loans. Interest rates are expected to rise, though the timing and amount of any such future interest rate increases are uncertain. There can be no assurance that we will be able to obtain financing or refinance or extend existing financing on favorable terms, or at all.

Federal Income Tax Risks

●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

PART I

Item 1. Business.

Overview

Lodging Fund REIT III, Inc. was formed on April 9, 2018, as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of limited-service, select-service, full-service and extended-stay hotel properties (the “Projects”) located primarily in “America’s Heartland,” which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2018, and we intend to continue to operate in such a manner. Where applicable in this Form 10-K, “we,” “our,” “us,” and “the Company” refers to Lodging Fund REIT III, Inc., Lodging Fund REIT III OP, LP, a Delaware limited partnership and our operating partnership (the “Operating Partnership”), and its subsidiaries except where the context otherwise requires.

We conduct substantially all our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner (the “General Partner”) of the Operating Partnership. We and the Operating Partnership are advised by Legendary Capital REIT III, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement, as amended, under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of any loans, and is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. The Operating Partnership has issued 1,000 Series B Limited Partnership Units (“Series B LP Units”) to the Advisor as part of its compensation. See Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview” for further details of the compensation to the Advisor.

Our Advisor is wholly-owned by Corey Maple and Norman Leslie. To facilitate our REIT structure, the Operating Partnership formed Lodging Fund REIT III TRS, Inc., a Delaware corporation (“Master TRS”), to act as the “master” taxable REIT subsidiary (“TRS”) entity. When we acquire a Project, the Master TRS forms a separate wholly-owned TRS to act as lessee of the Project (a “TRS Lessee”). That TRS Lessee will enter into a lease agreement with a wholly-owned subsidiary of the Operating Partnership to operate the Project. We have engaged National Hospitality Services (“NHS”) to manage nine of the Projects acquired to date; however, we can engage and have engaged third party property management companies. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services.

Initial Offering

We are currently conducting an offering (the “Offering”) in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 in an amount of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2023, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum for Offering, the shares offered in the Offering for cash are being offered at an initial price of $10.00 per share, with shares issued pursuant to the DRIP being purchased at an initial price of $9.50 per share. As of December 31, 2021, the Company had issued and sold 8,500,588 shares of common stock, including 810,079 shares attributable to our DRIP, and received aggregate proceeds of $83.2 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $72.5 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of December 31, 2021, we have repurchased 152,278 shares, which represents an original investment of $1,522,781 for $1,447,150. As of December 31, 2021, $299,286 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets included as part of this Annual Report on Form 10-K. See Part II Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Plan”.

Interval Share Offering

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Interval Share Offering will continue until the earlier of (i) the date when $30,000,000 (or $60,000,000 if approved by our board of directors) is sold, (ii)  March 31, 2022, or (iii) a decision by the Company to terminate the Interval Share Offering. Our board of directors intends to allow the Interval Share Offering to expire on March 31, 2022. For each share of Interval Common Stock purchased pursuant to the private offering, the Company, as the general partner of the Operating Partnership, will acquire one Interval Unit. Distributions made to holders of the Interval Units will be 86% of the distributions made to the other Participating Partnership Unit holders. Interval Unit holders have the same voting rights as the holders of Common Limited Units and Common General Units. As of December 31, 2021, the Company had not issued or sold any shares of Interval Common Stock.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. As of December 31, 2021, the Operating Partnership had issued and sold 2,210,411 Series GO LP Units and received aggregate proceeds of $15.2 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $13.6 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 36 months after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of December 31, 2021, the Company had recorded an aggregate value of $21.9 million to the Series T LP Units in connection with such property contributions.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2021, the Operating Partnership had issued and sold 152,100 Common LP Units in connection with a property contribution.

Impact of COVID-19:

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to nearly every country and territory, including every state in the United States. In 2020, the World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The impact of the outbreak on the U.S. and world economies continues to evolve, and since the outbreak, there have been international mandates, and mandates in the United States from federal, state and local authorities, instituting quarantines and stay-at-home orders, closing schools, and instituting restrictions on travel and/or limiting operations of non-essential offices and retail centers. Such actions adversely impacted and continue to adversely impact many industries, with the travel and hospitality industries being particularly adversely affected. Although our hotel properties remained open through the onset of the pandemic, our occupancy levels in 2020 were lower than historic levels.

In 2021, our occupancy levels have recovered to nearly match the 2019 levels. The outbreak could have a continued adverse impact on economic and market conditions and could trigger a continued slowdown in leisure and business travel, which is adversely impacting the travel and hospitality industries. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021, however uncertainty over the ultimate impact COVID-19, including the continued emergence of new strains of COVID-19, such as the Delta and Omicron variants, as well as increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation resulting from the COVID-19 pandemic,  will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

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

Our Investment Objectives and Operations

We have invested and intend to continue to invest primarily in 80 to 200 room limited-service, select-service, full-service and extended-stay hotel properties with strong mid-market brands in America’s Heartland. Our overall strategy is to purchase a diverse portfolio of hotels that presents a strong opportunity for both cash flow generation and capital appreciation. We will attempt to diversify our investment portfolio by geography, brand and asset opportunity type. Our target markets are metropolitan statistical areas in America’s Heartland with populations exceeding 250,000 that exhibit well-diversified business and leisure demand generators. We intend to focus mainly on well-known and established hotel brands, such as Marriott Hotels®, Hilton®, IHG and Hyatt® and their affiliated “flags”, however, we may acquire lesser-known hotel brands where strategically appropriate. We will attempt to further diversify our investments based on three asset opportunity classes: “Stabilized” opportunities (steady historical performers), “Refresh” opportunities (needing capital expenditure or management upgrades) and “Value” opportunities (requiring significant upgrades and stabilization). We do not intend to add Value opportunities unless circumstances arise that would make it advantageous.

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

Our Investment Strategy

Real Estate Portfolio

We acquired our first real estate property on November 30, 2018. As of December 31, 2021, our real estate portfolio consisted of eleven Projects located in the following cities: Cedar Rapids, Iowa; Pineville, North Carolina; Eagan, Minnesota; Prattville, Alabama; Lubbock, Texas; Southaven, Mississippi; Aurora, Colorado; El Paso, Texas; Houston, Texas; and Northbrook, Illinois, referred to in this Form 10-K as the “Cedar Rapids Property,” the “Pineville Property,” the “Eagan Property,” the “Prattville Property,” the “Lubbock Home2 Property,” the “Lubbock Fairfield Property,” the

“Southaven Property,” the “Aurora Property,” the “El Paso HI Property,” the “Houston Property,” and the “Northbrook Property” respectively. See Part I, Item 2 “Properties” for a more detailed description of our real estate portfolio.

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

We expect that the majority of the hotel properties will be midscale hotels that do not provide full-service facilities to guests including the following types of franchised hotel properties:

●	Limited-Service Hotels. Limited-service hotels offer limited facilities and amenities, typically without a full-service restaurant.
●	Select-Service Hotels. Select-service hotels offer the fundamentals of limited-service properties together with a selection of services and amenities characteristic of full-service hotels. Generally, the additional amenities are restaurants and banquet facilities but on a less elaborate scale than one would find at full-service hotels.
●	Full-Service Hotels. Full-service hotels offer restaurants, lounge facilities and meeting space as well as minimum service levels often including room service.
●	Extended-Stay Hotels. Extended-stay hotels typically focus on attracting guests for extended periods. These properties quote weekly rates and blend transient and long-term bookings.

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

We generally will acquire a fee interest in hotel properties directly through special purpose entities which are generally wholly owned subsidiaries of our Operating Partnership. We may also make investments in certain hotel properties through joint ventures with third-party institutions, developers, operators, investors and other third parties as well as with affiliates of the Advisor. Such joint ventures may be leveraged with debt financing or unleveraged. We believe COVID-19 has created an environment favorable for acquisitions using a mechanism known as an Umbrella Partnership REIT (“UPREIT”), whereby the owner of the hotel property desires to exchange its hotel property for limited partnership interests in the Operating Partnership pursuant to an UPREIT contribution agreement. We anticipate that we will purchase hotel properties using the UPREIT model as they generally require less cash investment, while providing tax and other benefits to the property sellers, but we may also enter into purchase and sale agreements with the seller. As of the date of this filing, we acquired three hotel properties pursuant to an UPREIT contribution agreement and have five properties under contract pursuant to an UPREIT contribution agreement. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2021 Highlights” and “– Subsequent Events”.

We have financed and plan to continue to finance the purchase of hotel properties with proceeds from the Offering and loans obtained from third-party lenders and Legendary A-1 Bonds, LLC, an affiliate of the Advisor. We expect to use moderate leverage to enhance the total cash flow to our stockholders. We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the hotel properties of between

35% and 70%, based on the purchase price of the hotel properties; however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of our board of directors. We will seek to obtain financing on the most favorable terms available. Loans are expected to be nonrecourse and will be secured by the applicable hotel property. In some cases, however, we have been, and in the future may be, required to enter into guarantees for the loans for certain non-recourse carve-outs.

We have obtained and may in the future obtain lines of credit or other financings, secured by one or more of the hotel properties, to provide financing for acquisitions, to fund property improvements and other capital expenditures, to make distributions, and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2021 and 2020, we had a $5.0 million line of credit with Western Bank to provide immediate capital to fund acquisitions of the hotel properties. As of December 31, 2021, we had $600,000 outstanding on the line of credit. As of December 31, 2020, we had no outstanding balance on the line of credit. As of December 31, 2021 and 2020, we had $103.9 million and $64.4 million, respectively, in outstanding mortgage debt secured by eleven and seven hotel properties, respectively, with maturity dates ranging from May 2023 to April 2029 and fixed and variable interest rates ranging from 3.70% to 7.00%. As of December 31, 2021 and 2020, the weighted-average interest rate was 4.92% and 4.54%, respectively. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt” for additional details.

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

Human Capital

Lodging Fund REIT III, Inc. has no direct employees. The employees of the Sponsor, as an affiliate of the Advisor, perform substantially all of the services related to our asset management, accounting, legal, investor relations, and other administrative activities. The hotel management companies we engage to operate our hotels are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our hotels, we are still subject to the many costs and risks generally associated with the labor at our hotels.

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

Economic Dependency

We depend on the Advisor and its affiliates, including the Sponsor, to provide certain services essential to the Company, including asset management services, supervision of the management of the hotel properties, asset acquisition and disposition services, as well as other administrative responsibilities for the Company, including accounting services, legal, investor communications and investor relations. As a result of these relationships, we are dependent upon our Advisor and its affiliates.

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

Risks Related to Our Business

The current COVID-19 pandemic has had, and may continue to have, and other possible future pandemics and similar outbreaks could have, adverse effects on our business, financial position, results of operations and cash flows.

The outbreak of the COVID-19 virus that has rapidly spread around the world, including every state in the United States, has created considerable instability and disruption in the U.S. and world economies. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures and other restrictions on travel, congregation and business operations, have resulted in significant negative impacts in the United States and world economies and in relation to our business. These measures have had a severe impact on the U.S. hospitality industry. The long-term impact of COVID-19 on the U.S. and world economies remains uncertain but is likely to result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted. The extent to which our financial condition, results of operations and overall value will continue to be affected by the COVID-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope, severity and duration of the pandemic, continued emergence of new strains of COVID-19, such as Delta and Omicron, the distribution and efficacy of vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Despite the significant recovery of our business from performance levels seen in 2020, we continue to experience a reduction in bookings for hotel rooms which have negatively affected our occupancy levels and could materially and adversely affect the financial performance and value of our hotels. While states and cities across the United States have loosened restrictions, the ongoing COVID-19 pandemic, including new outbreaks of COVID-19 cases or surges in hospitalizations in certain regions may continue to result, in renewed government mandates and orders. Even after travel advisories and restrictions are modified or lifted, demand for hotels may remain weak for a significant length of time, which may be a function of continued concerns over safety, unwillingness to travel and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our hotel properties will return to pre-outbreak levels of occupancy and pricing. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, have adversely affected, and may continue to adversely affect, our returns and profitability and, as a result, our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties. These trends, together with increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation resulting from the COVID-19 pandemic, may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies, and may continue to adversely affect our hotel operations and financial results.

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

As of December 31, 2021, we owned a portfolio of eleven hotel properties. We have no plans to acquire assets other than hotel properties, which limits the diversification of the type of properties we own. If we do not raise substantial funds in our securities offerings, we will be limited in the number and type of investments we and the Operating Partnership may make, which will result in a less diversified portfolio. We may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to experience more volatility due to the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase, which may limit our ability to pay distributions to our stockholders. A limited number of hotel properties may place a substantial portion of the funds invested in the same geographical location with the same property-related risks. In that case, the decline in a particular real estate market could substantially and adversely impact us. In the event of an economic recession affecting the economies of the areas in which the hotel properties are located, a decline in real estate values in general or the occurrence of any one of many other adverse circumstances, including the continuing effects of the COVID-19 pandemic, our financial performance could be materially and adversely affected.

Our business strategy depends significantly on achieving revenue and net income growth from anticipated increases in demand for hotel rooms, which will be adversely affected by weak economic conditions and travel-related concerns.

Our business strategy depends significantly on achieving revenue and net income growth from anticipated improvement in demand for hotel rooms. We cannot, however, provide any assurances that demand for hotel rooms will increase from current levels, or the time or extent of any demand growth that we do experience. If demand does not increase in the near future, or if demand weakens, our operating results and growth prospects could be adversely affected. The lodging industry has historically been closely linked to the performance of the general economy and thus, is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions can result from various events that are beyond our control, including the COVID-19 pandemic, terrorist attacks, wars, including the current conflict between Russia and Ukraine, travel-related health concerns, travel-related accidents, and unusual weather patterns and natural disasters such as tornados, hurricanes, or earthquakes.

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

The SEC is conducting an inquiry related to our reimbursement of and financial accounting for certain expenses incurred by the Advisor, as well as the adequacy of our disclosures related to those policies and practices. We have been and intend to continue cooperating with the inquiry. At this time, we are unable to estimate the cost of complying with the inquiry or its outcome. However, the inquiry could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to determine that legal violations occurred, we could be required to pay significant civil and/or criminal penalties or other amounts and remedies or conditions could be imposed as part of any resolution. We can provide no assurances as to the outcome of the inquiry.

Further, the SEC may bring an enforcement action against individuals or affiliates that perform important functions for us, including our officers, directors, the Advisor, and managers. Should the SEC bring an enforcement action against an individual or affiliate that performs important functions for us, it could materially and adversely affect: (a) our financial condition; (b) the continuity of our business operations; (c) the availability and cost of financing; and (d) our management. Therefore, an action filed by the SEC against an individual or affiliate that performs important functions for us may impose significant liability on us.

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

Our existing hotel properties are, and we expect future hotel properties will be, subject to franchise agreements, and we may become subject to the risks that result from concentrating the hotel properties in one or several hotel franchise brands. Our hotel operators will need to comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which the hotel properties will operate. Pursuant to certain franchise agreements, certain upgrades are required every few years, and franchisors may also impose upgraded or new brand standards, which can add substantial expense for the affected hotel properties. The franchisors also may require us to make certain capital improvements to maintain the hotel properties in accordance with system standards, the cost of which can be substantial and may reduce cash available for distribution to our stockholders. Planned capital expenditures and upgrades may cost more and take longer to complete than expected as a result of increasing labor costs and shortages and other price inflation and shortages of materials due to supply chain challenges.

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

We may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from other sources, including debt financing and proceeds from our Offering. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations. Distributions we paid through December 31, 2021 have been paid from proceeds from our Offering, and we expect that future distributions we may pay will not be made solely from our cash flow from operations. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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

The limited-service, select-service, full-service and extended-stay segments of the hotel business are competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation and reservation systems, among many other factors. Many competitors have substantially greater marketing and financial resources than our operators or us. New hotels create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available for distribution to stockholders.

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

The lodging industry is cyclical in nature. Fluctuations in lodging demand and therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affects levels of business and leisure travel. The current high rate of inflation may adversely affect consumer confidence, which could reduce consumer purchasing power and dampen consumer demand for lodging, and which may also increase or operating and renovation costs. In addition to general economic conditions, new hotel room supply can significantly affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact. Room rates and occupancy tend to increase when demand growth exceeds supply growth. Decline in lodging demand, or a continued growth in lodging supply, could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. These capital improvements may give rise to the following risks:

●	Possible environmental problems;
●	Construction cost overruns and delays, particularly in light of supply chain disruption;
●	Revenues may be reduced temporarily while rooms are out of service during construction;
●	Possible shortage of available cash to fund capital improvements;
●	Capital improvement financing may not be available on attractive terms;
●	Market demand uncertainties or a loss of market demand after capital improvements have begun; and
●	Disputes with franchisors/managers regarding compliance with relevant management/franchise agreements.

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

Labor shortages and increased costs for labor could adversely affect our business and financial results.

Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas, with such supply issues increasing to historical levels in 2021. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business. Additionally, competition for qualified employees has required us to pay meaningfully higher wages to attract employees, and continued tightness in labor markets could result in continued escalation of labor costs.

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

Competition, including with vacation rental online marketplaces, may reduce our hotels’ revenues and profitability.

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

We may not obtain audited results of operations for the hotel properties prior to acquiring the hotel properties.

We may not obtain audited operating statements regarding the prior operations of the hotel properties prior to acquiring the hotel properties. We may rely on unaudited financial information provided by the sellers of the hotel properties. Thus, it is possible that information we relied on with respect to the acquisition of the hotel properties may not be accurate.

We may not obtain independent third-party appraisals or valuations of a hotel property before acquiring it and our valuation may not be accurate.

We have obtained independent third-party appraisals or valuations or other reports for some, but not all, of our current hotel properties before purchasing them and may not obtain independent third-party appraisals or valuations of a future hotel property, or other reports with respect to a future hotel property, before we invest in such hotel property. If we do not obtain such third-party appraisals or valuations, there can be no assurance that our valuation of a hotel property will be accurate or that a hotel property’s value will exceed its cost to us or that any sale or other disposition of such hotel property will result in a profit for us. Third-party appraisals and other reports may be prepared for lenders, in which case we typically will try to obtain a copy of such appraisals and reports for review, as well as reliance letters from the third-party preparers to allow us to rely on such appraisals and reports. To the extent we do not obtain such other reports or reliance letters before investing in a hotel property, the risk of investing in such hotel property may be increased.

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

Certain of the hotel properties in our current portfolio are, and future hotel properties may be, located in areas with increased risk of tornados, floods and other natural disasters and face risks associated with the direct and indirect physical effects of climate change, and we do not intend to obtain insurance to cover these natural disasters unless required by a lender.

Some of the hotel properties in our current portfolio are, and future hotel properties may be, located in areas in the United States that have increased risk of tornados, floods, earthquakes, hurricanes, high winds or wildfires. A tornado, flood, earthquake, hurricane, high winds or wildfire could cause structural damage to or destroy a hotel property. Over time, our hotels located in coastal markets and other areas that may be impacted by climate change are expected to experience increases in storm intensity and rising sea-levels, which may cause damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. We do not intend to obtain wind, flood or earthquake insurance for the hotel properties unless required by a lender. We have obtained flood insurance for one of our hotels. It is possible that any such insurance, if obtained, will not be sufficient to pay for damage to any hotel property. Further, to the extent we do obtain insurance for such hotels, weather events and climate change may increase the cost of, or make unavailable, such property insurance, on terms we find acceptable in areas most vulnerable to such events.

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

We have rehabilitated, renovated and made capital improvement at some of the hotel properties in our current portfolio, and expect to do so with future hotel properties. Hotel properties have an ongoing need for capital improvements and the franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. The construction of commercial real property is cyclical and is significantly affected by changes in national and local economic and other conditions, such as employment levels, availability of financing, interest rates and demand for commercial properties. Such uncertainties could adversely affect our performance. In addition, construction entails risks that are beyond our or any general contractor’s control. Completion of new construction, rehabilitation or redevelopment may be delayed or prevented, and costs of such capital improvements may be increased, by factors such as adverse weather, strikes or energy shortages, shortages or increased costs of labor and material for construction, delays in construction schedules, cost overruns, inflation, environmental, zoning, title or other legal matters and unknown contingencies, including any such factors caused by supply chain disruptions. Changes in construction plans and specifications, delays due to compliance with governmental requirements, increases in real estate taxes and other local government fees or imposition of fees not yet levied, or other delays could cause construction costs to exceed the amounts available from the Offering proceeds and any loans. In the event that construction costs exceed funds available, our ability to complete the work to be done on a development hotel property will depend upon our ability to supply additional funds. There can be no assurance that we will have adequate funds available for that purpose. Any delays in construction may have an adverse impact on our cash flow and long-term success.

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

We have obtained, and expect in the future to obtain, loans to acquire the hotel properties and thus, the hotel properties will be leveraged. We may also obtain mortgage debt on hotel properties that we already own in order to obtain funds to acquire additional hotel properties, to fund property improvements and other capital expenditures, to make distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of our board of directors. As of December 31, 2021, our aggregate loan-to-value ratio, based on the aggregate purchase price of the hotel properties, was approximately 58%. No assurance can be given that future cash flow will be sufficient to make the debt service payments on any loans and to cover all operating expenses. If the hotel properties’ revenues are insufficient to pay debt service and operating costs, we may be required to seek additional working capital. There can be no assurance that such additional funds will be available. In the event additional funds are not available, the lenders may foreclose on the hotel properties and our stockholders could lose their investment. In addition, the degree to which we are leveraged could have an adverse impact on us, including (i) increased vulnerability to adverse general economic and market conditions, (ii) impaired ability to expand and to respond to increased competition, (iii) impaired ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes and (iv) requiring that a significant portion of cash provided by operating activities be used for the payment of debt obligations, thereby reducing funds available for distributions, operations and future business opportunities.

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

As of February 28, 2022, we had a total of $18.7 million of variable rate notes payable, including our existing line of credit, and it is anticipated that the loans we obtain in the future may have variable interest rates. Any increase in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. Interest rates are expected to rise, though the timing and amount of any such future interest rate increases are uncertain. In the event that the interest rate on any loan increases significantly, we may not have sufficient funds to pay the required interest payments. In such event, the continued ownership of the applicable hotel property may be threatened. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times or on terms that may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.

As of February 28, 2022, we currently pay interest under a total of $19.3 million of our variable rate debt at an interest rate that is determined based on a US Dollar London Interbank Offered Rate (“LIBOR”). On March 5, 2021, the United

Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt.

As a result, the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, published model LIBOR replacement language for use in bilateral and syndicated loan facilities. ARRC selected the Secured Overnight Financing Rate (“SOFR”) as the replacement to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market and is a rate published by the Federal Reserve Bank of New York. The transition from LIBOR to an alternative reference rate could result in higher all-in interest costs and could reduce our cash flows and reduce the amount of distributions our stockholders receive. Furthermore, the impact or potential impact of LIBOR transition could incentivize us to prepay debt earlier than we anticipated when closing the debt facility. If we prepay debt, we may owe prepayment penalties or other breakage costs.

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

Upon our conversion from an entity taxable as a corporation to a REIT, each asset held directly, or indirectly through a partnership, that had a fair market value in excess of its adjusted basis generally will be considered a “built-in gain asset.” This built-in gain component will be fixed as of the date of conversion to REIT status. If we sell a built-in gain asset within five years of the effective date of our REIT election, we will (subject to certain exceptions) be subject to a corporate-level tax on the built-in gain component. To the extent that we are required to pay federal, state and local taxes, we will have less cash available for distributions.

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

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. If we do not meet the definition of a publicly offered REIT (defined below), in order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is generally not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in the REIT’s organizational documents. There is no de minimis exception with respect to preferential dividends. However, the rules do not apply to a “publicly offered REIT” defined as a REIT that is required to file annual and periodic reports with the SEC under the Securities and Exchange Act of 1934.

Changes made to the U.S. tax laws could have a negative impact on our business.

The Tax Cuts and Jobs Act, Pub. L. No. 115-97 (December 22, 2017) (the “Tax Act”) made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. Most of the changes applicable to individuals under the Tax Act are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. On March 27, 2020, the CARES Act, federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, was signed into law. The CARES Act made technical corrections, or temporary modifications, to certain of the provisions of the Tax Act. The individual and collective impact of the changes made by the Tax Act and the CARES Act on REITs and their security holders are uncertain and may not become evident for some period of time.

We note that the tax laws or regulations governing REITs or the administrative interpretations thereof may be amended at any time. We cannot predict if or when any new or amended law, regulation, or administrative interpretation will be adopted, promulgated, or become effective, and an such change may apply retroactively. Because the IRS, the U.S. Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Furthermore, members of the U.S. Congress and the Biden administration have expressed intent to pass legislation to change or repeal parts of currently enacted tax law, including, in particular, legislation that will increase corporate tax rates from the current flat rate of 21%. If enacted, certain proposed changes could have an adverse impact on our business and financial results.

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

Hotel Properties

As of December 31, 2021, we owned eleven hotel properties. The following table provides summary information regarding the hotel properties owned by us as of December 31, 2021:

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Purchased	Rooms	Price		Costs	Total	Interest
Holiday Inn Express (the “Cedar Rapids Property)	Limited-Service	Cedar Rapids, IA	November 30, 2018	83	$7,700,000		$158,333	$7,858,333	100%
Hampton Inn & Suites (the “Pineville Property”)	Limited-Service	Pineville, NC	March 19, 2019	111	13,897,358	(1)	303,744	14,201,102	100%
Hampton Inn (the “Eagan Property”)	Limited-Service	Eagan, MN	June 19, 2019	122	13,950,000		278,333	14,228,333	100%
Home2 Suites (the “Prattville Property”)	Extended-Stay	Prattville, AL	July 11, 2019	90	14,750,000		356,014	15,106,014	100%
Home2 Suites (the “Lubbock Home2 Property”)	Extended-Stay	Lubbock, TX	December 30, 2019	100	14,150,000		284,776	14,434,776	100%
Fairfield Inn & Suites (the "Lubbock Property")	Limited-Service	Lubbock, TX	January 8, 2020	101	15,150,000		496,431	15,646,431	100%
Homewood Suites (the "Southaven Property")	Extended-Stay	Southaven, MS	February 21, 2020	99	20,500,000		445,090	20,945,090	100%
Courtyard by Marriott (the "Aurora Property")	Select-Service	Aurora, CO	February 4, 2021	141	23,610,000		458,129	24,068,129	100%
Holiday Inn (the "El Paso HI Property")	Select-Service	El Paso, TX	May 12, 2021	175	10,300,000		361,019	10,661,019	100%
Hilton Garden Inn (the "Houston Property")	Select-Service	Houston, TX	August 3, 2021	182	19,910,000		918,353	20,828,353	100%
Sheraton Hotel (the "Northbrook Property")	Full-Service	Northbrook, IL	December 3, 2021	160	11,400,000		340,005	11,740,005	100%
				1,364	$165,317,358		$4,400,227	$169,717,585
(1)	The seller of the Pineville Property may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income ("NOI") for one of the 12-month periods ending March 31, 2021, March 31, 2022, or March 31, 2023, as elected by the seller. The seller did not elect the 12-month period ending March 31, 2021 and we do not expect the seller to elect the 12-month period ending March 31, 2022.

For a description of the debt associated with each of these hotel properties, see Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.”

For a description of hotel properties that were acquired subsequent to December 31, 2021, see Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

Management Agreements

NHS Agreement

As of December 31, 2021, nine of our hotel properties were subject to a management agreement with NHS with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. The day-to-day operations of the Pineville Property is currently being managed by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement between NHS and Beacon.

Vista Host Agreement

As of December 31, 2021, our Southaven Property was subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for two (2) successive five-year periods unless terminated earlier in accordance with its terms.

Aimbridge Agreement

As of December 31, 2021, our Houston Property was subject to a management agreement with Interstate Management Company, LLC. (“Aimbridge”) with an initial term expiring on August 3 of the third full calendar year following the effective date of the agreement. The agreement will automatically renew for additional successive terms of one year each unless terminated earlier in accordance with its terms.

Franchise Agreements

As of December 31, 2021, all of our hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, we pay a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. We paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

To the extent we choose to establish a Company NAV, we expect the Advisor will determine the Company NAV by (i) taking into consideration the cost value of the hotel properties and other assets owned by us (if such hotel properties or other assets were acquired within 12 months of the applicable valuation), (ii) utilizing third-party appraisals or broker opinions of value (if such hotel properties or other assets have been owned by us for more than 12 months) or (iii) determining the enterprise value of the Company. The Company expected we would not determine the initial Company NAV until approximately 150 days following the second anniversary of breaking escrow in the Offering. Due to the impacts of COVID-19, we determined the market conditions lacked sufficient transaction volume to reliably determine the fair market-value of the real estate assets. As of December 31, 2021, neither we nor the Advisor has engaged any valuation services to be performed, but we intend the Advisor to engage valuation services after transaction volume increases such that a reliable fair market value of the assets can be obtained. Once we establish an initial valuation, we would expect to subsequently update the Company NAV on an annual basis. We may determine the Company NAV on a more frequent basis if the Advisor and our board of directors determines, in their sole discretion, that a more frequent valuation is warranted.

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

Stockholder Information

As of March 31, 2022, we had 8,622,152 shares of our common stock outstanding, held by a total of 1,240 stockholders.

Distribution Information

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing.

Distributions declared, distributions paid, and net cash flow used in operations during 2021 and 2020, aggregated by quarter, are as follows:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
Second Quarter 2021	1,465,038	0.175	251,625	1,107,080	1,358,705	853,375
Third Quarter 2021	1,500,023	0.175	1,114,951	1,223,741	2,338,692	122,840
Fourth Quarter 2021	1,527,992	0.175	1,340,091	551,391	1,891,482	(732,378)
	$5,923,269	$0.700	$2,952,751	$3,964,040	$6,916,791	$(1,048,398)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)(4)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2020	$1,204,910	$0.175	$691,604	$418,286	$1,109,890	$(1,141,973)
Second Quarter 2020	1,313,186	0.175	—	—	—	(349,329)
Third Quarter 2020	1,368,309	0.175	213,784	1,410,688	1,624,472	892,326
Fourth Quarter 2020	1,397,802	0.175	245,789	1,054,379	1,300,168	(202,710)
	$5,284,207	$0.700	$1,151,177	$2,883,353	$4,034,530	$(801,686)
(1)	Distributions for the years ended December 31, 2021 and 2020 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from April 1, 2020 through June 30, 2020 were payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from July 1, 2020 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from April 1, 2021 through June 30, 2021 were payable to each stockholder 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from July 1, 2021 through December 31, 2021 were payable to each stockholder as 100% in cash on a monthly basis.
(2)	Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	During 2019 and through the first quarter of 2020, distributions were paid on a monthly basis. Beginning the second quarter of 2020 through the second quarter of 2021, distributions were paid on a quarterly basis. Beginning in the third quarter of 2021, distributions were paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the tenth day of the following month.
(4)	Distributions for the period from March 1, 2020 through March 31, 2020 and April 1, through June 30, 2020 were paid in July 2020. Distributions for the period from July 1, 2020 through September 30, 2020 were paid in October 2020.

For the year ended December 31, 2021, we paid aggregate distributions of $6.9 million, including $3.0 million of distributions paid in cash and $4.0 million of distributions reinvested through our dividend reinvestment plan. For the year ended December 31, 2020, we paid aggregate distributions of $4.1 million, including $1.2 million of distributions paid in cash and $2.9 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the years ended December 31, 2021 and 2020, was $5.3 million and $6.1 million, respectively. Net cash flows used in operations for the years ended December 31, 2021 and 2020, were $1.0 million and $0.8 million, respectively. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

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

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share. During the year ended December 31, 2021, we sold 407,478 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $7.9 million, including 417,267 shares issued pursuant to our dividend reinvestment plan. During the year ended December 31, 2021, aggregate selling commissions of $0.2 million and marketing and diligence allowances and other wholesale selling costs and expenses of $1.1 million were paid in connection with the private offering. During the year ended December 31, 2020, we sold 1,366,589 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $16.2 million, including 303,511 shares issued pursuant to our dividend reinvestment plan. During the year ended December 31, 2020, aggregate selling commissions of $1.0 million and marketing and diligence allowances and other wholesale selling costs and expenses of $1.1 million were paid in connection with the private offering.

Go Unit Offering

On June 15, 2020, we commenced a private placement offering of limited partnership units in our Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of the Company, as the General Partner of the Operating Partnership, (the “GO Unit Offering”). The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. The Operating Partnership was offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO LP Units (a “Series GO Limited Partner”) will have the right to exchange its Series GO LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange. The exchange right is not available until all of the following have occurred (the “Exchange Date”):  (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO Limited Partner has held its Series GO LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv) During the year ended December 31, 2021, we sold and issued 1,555,543 Series GO LP Units in the GO Unit Offering, resulting in gross proceeds of $10.7 million. During the year ended December 31, 2021, aggregate selling commissions of $0.8 million and marketing and diligence allowances and other wholesale selling costs and expenses of $0.3 million were paid in connection with the offering. During the year ended December 31, 2020, we sold and issued 654,868 Series GO LP Units in the GO Unit Offering, resulting in gross proceeds of $4.5 million. During the year ended December 31, 2020, aggregate selling commissions of $0.4 million and marketing and diligence allowances and other wholesale selling costs and expenses of $0.1 million were paid in connection with the offering.

Series T LP Units

On June 15, 2020, the Operating Partnership established the Series T LP Units as a new series of limited partnership units in the Operating Partnership. The Operating Partnership may issue the Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. During the year ended December 31, 2021, the Operating Partnership issued an aggregate of 2,513,769 Series T LP Units in connection with contributions of hotel properties on February 4, 2021, May 12, 2021, August 3, 2021 and December 3, 2021. These securities were issued in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to the terms of the partnership agreement of the Operating Partnership, each holder of Series T LP Units (a “Series T Limited Partner”) will have its Series T LP Units be eligible for conversion into Common LP Units beginning 36 months after the issuance of the Series T LP Units, at which point the value will be calculated pursuant to the terms of the  partnership agreement of the Operating Partnership and the formula set forth in the contribution agreement between the Operating Partnership and the Series T Limited Partner. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. The Series T LP Units will also automatically convert into Common LP Units upon other events as described in the partnership agreement of the Operating Partnership at a rate based on a mathematical formula. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined in the previous paragraph). Notwithstanding the above, the Company may waive any of the requirements of the Exchange Date described in the paragraph above in its sole discretion other than (ii) or (iv).

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined above). Notwithstanding the above, the Company may waive any of the requirements described above in its sole discretion other than (ii) or (iv). On December 3, 2021, the Operating Partnership issued 152,100 Common LP Units to a contributor of real estate to the Operating Partnership.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan, we will repurchase shares within 21 days following the end of a calendar quarter. During the year ended December 31, 2021, we repurchased shares of our common stock in the amounts below. In addition to these amounts, in December 2021, we received a request to repurchase 30,383 shares. The repurchase proceeds of $299,286 were paid on January 21, 2022 in accordance with the terms of our Share Repurchase Plan with an average price paid per share of $9.85. The $299,286 is included in other liabilities on the accompanying consolidated balance sheets as of December 31, 2021 included as part of this Annual Report on Form 10-K. We fulfilled all repurchase requests received during the year ended December 31, 2021, During the year ended December 31, 2021, we funded repurchases under our share repurchase plan with the net proceeds from our dividend reinvestment plan.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2021	2,612	$9.53	(1)
February 2021	—	$—	(1)
March 2021	—	$—	(1)
Total	2,612
April 2021	—	$—	(1)
May 2021	—	$—	(1)
June 2021	—	$—	(1)
Total	—
July 2021	41,778	$9.99	(1)
August 2021	—	$—	(1)
September 2021	—	$—	(1)
Total	41,778
October 2021	15,927	$9.20	(1)
November 2021	—	$—	(1)
December 2021	—	$—	(1)
Total	15,927
Year Ended December 31, 2021	60,317

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

The above table is on a cash basis, but we record our shares repurchased, as described below, on an accrual basis. We repurchased 88,088 shares pursuant to repurchase requests received during the year ended December 31, 2021, which represents an original investment of $880,883, including $69,803 of DRIP shares, for $856,605. As of December 31, 2021, $299,286 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets included as part of this Annual Report on Form 10-K. During the year ended December 31, 2020 we repurchased 64,190 shares, which represents an original investment of $641,898 for $590,547. Based on the repurchase limits described above, as of December 31, 2021 we have $3,070,332 available for eligible repurchases during 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A discussion regarding our financial condition and results of operations for year-end 2020 compared to year-end 2019 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021 (“2020 Form 10-K”)

As used herein, the terms “we,” “our,” “us” and “the Company” refer to Lodging Fund REIT III, Inc., a Maryland corporation, Lodging Fund REIT III OP, LP, a Delaware limited partnership, which we refer to as the “Operating Partnership,” Lodging Fund REIT III TRS, Inc., a Delaware corporation, which we refer to as the “Master TRS” and their subsidiaries, except where the context otherwise requires. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto.

Overview

We were formed on April 9, 2018 as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of hotel properties (the “Projects”) located primarily in America’s Heartland, which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2018. We conduct substantially all of our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to an advisory agreement, as amended, under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of any loans, and is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. We have engaged NHS to manage the majority of the hotel properties acquired to date; however, we can engage third party property management companies, and have done so in connection with several of our hotel properties acquired to date. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of the Sponsor, an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services.

We have invested and continue to invest primarily in 80 to 200 room limited service, select-service, full-service and extended stay hotel properties with strong mid-market brands in America’s Heartland. As of December 31, 2021, we owned 11 hotel properties with an aggregate of 1,364 rooms located in eight states. See Part I, Item 1, “Business” of this Annual Report on Form 10-K for more details on our investment objectives and strategy.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

We are currently conducting an offering (the “Offering”) of shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 in an amount of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2023, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. As of December 31, 2021, the Company had issued and sold 8,500,588 shares of common stock, including 810,079 shares attributable to our DRIP, and received aggregate proceeds of $83.2 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $72.5 million. The net offering proceeds have been used to fund property acquisitions. We repurchased 88,088 shares pursuant to repurchase requests received during the year ended December 31, 2021, which represents an original investment of $880,883 for $856,605. As of December 31, 2021, $299,286 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets included as part of this Annual Report on Form 10-K. No public market exists for the shares of our common stock, and none is expected to develop.

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Interval Share Offering will continue until the earlier of (i) the date when $30,000,000 (or $60,000,000 if approved by our board of directors) is sold, (ii) March 31, 2022, or (iii) a decision by the Company to terminate the Interval Share Offering. As of December 31, 2021, we had not issued or sold any shares of Interval Common Stock. Our board of directors intends to allow the Interval Share Offering to expire on March 31, 2022.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. As of December 31, 2021, the Operating Partnership had issued and sold 2,210,411 Series GO LP Units and received aggregate proceeds of $15.2 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $13.6 million.

The Operating Partnership may issue Series T LP Units or Common LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate. The Series T LP Units are eligible for conversion into Common LP Units beginning 36 months after their issuance and will automatically convert into Common LP Units upon a Termination Event as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, Property Improvement Plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance Series T LP Units. As of December 31, 2021, the Company had issued an aggregate of 2,513,769 Series T LP Units and 152,100 Common LP Units in connection with such property contributions.

Key 2021 Transactions

During the fiscal year ended December 31, 2021, we acquired four hotel properties with an aggregate of 658 rooms located in three states. Each of these hotel properties was acquired pursuant to a contribution agreement. The aggregate purchase price for these contribution agreements was $65.2 million, consisting of the issuance of Series T LP Units, Common LP Units, assumption or repayment of loans secured by the properties and payment of cash. The number of Common LP Units to be issued to each contributor based on the conversion of the Series T LP Units may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price was determined to be the value assigned by a third-party appraisal rather than the contractual purchase price, as the appraisal value was more reliably measurable.

Key Indicators of Operating Performance

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

Market Outlook

During the first quarter of 2020, the global outbreak of COVID-19 was identified and has since spread to nearly every country and territory, including every state in the United States. The COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus continues to have a material adverse impact on the hospitality industry. As the virus spread and governments implemented restrictions to contain it, occupancy and RevPAR fell sharply. COVID-19 continues to have a material impact on our business and industry. However, the recovery of demand in our hotels accelerated in the second, third and fourth quarters of 2021, led primarily by robust leisure demand. Business transient and group demand remains well below pre-pandemic levels in most markets, but such demand could pick up in 2022 if workers return to offices and corporate travel increases. On the other hand, the continued emergence of new strains of COVID-19, such as the Delta and Omicron variants, could slow the pace of recovery in some or all regions and may result in new or increased restrictions on business operations. If the spread of new strains of COVID-19 continues, it may negatively affect our occupancy levels and RevPAR and could materially and adversely affect the financial performance and value of our hotels. Further, increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation resulting from the COVID-19 pandemic may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies, and may continue to adversely affect our hotel operations and financial results.

Demand continued to recover in 2021. For the five hotel properties acquired prior to January 1, 2020, RevPAR in 2021 compared to 2020 improved 29% to $66.06 from $51.02 while occupancy increased 22% and ADR increased 6%.

The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments which are highly uncertain and cannot be predicted with confidence, including, among other factors, the duration, severity and spread of the outbreak and potential for its recurrence, continued emergence of new strains of COVID-19, such as the Delta and Omicron variants, which strains may be more contagious or more vaccine-resistant, the distribution and efficacy of vaccines, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the slowdown in leisure and business travel. Even after travel advisories and restrictions are modified or lifted, demand for hotels may remain weak for a significant length of time, which may be a function of continued concerns over safety, unwillingness to travel, and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our hotel properties will return to pre-outbreak levels of occupancy and pricing. In addition, if in the future there is a pandemic, epidemic or outbreak of another highly infectious or contagious disease or other health concern affecting states or regions in which we operate, we and our properties may be subject to similar risks and uncertainties as posed by COVID-19. We are closely monitoring the impact of the COVID-19 pandemic on our business and continue to assess the situation at our properties and operations on a daily basis.

Liquidity and Capital Resources

Overview

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, operating expenses, including payments to our Advisor and property managers, capital expenditures directly associated with our hotels and distributions to our stockholders. Our earliest mortgage loan maturity date is May 2023. Based on information currently available and our current projected operating cash flow needs and interest and debt repayments, we believe we have adequate cash for at least the next twelve months to fund our business operations, meet all of our financial commitments and other obligations. However, we cannot predict whether future developments related to the COVID-19 pandemic will adversely affect our liquidity position.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, operating expenses, including payments to our Advisor and property managers, and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including OP units, and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2023, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. We had also used the net proceeds from the GO Unit Offering to conduct our operations. The Go Unit Offering was terminated effective February 14, 2022. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and unused proceeds from the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2021, we had raised approximately $83.2 million in gross offering proceeds from the sale of shares of our common stock in the Offering and approximately $15.2 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering. The pace of capital raised in our Offering has slowed over the past several months compared to historical amounts since inception of the Offering. However, the decrease in capital raise in our Offering has been partially offset by capital raised through our GO Unit Offering, which commenced in June 2020. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of December 31, 2021, we owned eleven properties. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for each of the properties acquired in 2021, the issuance of Series T LP Units to the contributor as part of the consideration, and for one of the properties acquired in 2021, the issuance of Common LP Units. Operating cash needs during the year ended December 31, 2021 were met through cash flow generated by these real estate investments and with proceeds from our Offering and the GO Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Projects at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of December 31, 2021, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 58%.

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

The Advisor and its affiliates may be reimbursed by us for certain organization and offering expenses in connection with the Offering and the GO Unit Offering, including legal, printing, marketing and other offering-related costs and expenses. Following the termination of the Offering, the Advisor will reimburse us for any such amounts incurred by us in excess of 15% of the gross proceeds of the Offering. In addition, we may pay directly or reimburse the Advisor and its affiliates for certain costs incurred in connection with its provision of services to us, including certain acquisition costs, financing costs, and sales and marketing costs, as well as an allocable share of general and administrative overhead costs. All reimbursements are paid to the Advisor and its affiliates at cost.

NHS earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties for which it serves as the property manager, in an amount up to 4% of gross revenue. NHS may also earn a monthly accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. We reimburse NHS for certain costs of operating the hotel properties incurred on our behalf. All reimbursements are paid to NHS at cost. NHS also earns a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received from sellers or contributors during the period of due diligence. Such fee is waived if, upon acquisition by us, NHS is selected as the management company for the hotel property. NHS is also reimbursed for actual out-of-pocket costs incurred in providing the due diligence services.

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

Interstate Management Company, LLC (“Aimbridge”) earns a monthly base management fee for property management services provided with respect to the Houston Property, including overseeing the day-to-day operations of the hotel property, in the amount equal to 2.5% of total revenue. Aimbridge also earns an accounting fee of $2,548 per month for accounting services and an additional fee of $2,900 per month for customized accounting services, revenue management and digital marketing, each of such fees will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2022. Aimbridge may also earn an incentive management fee if certain performance metrics are achieved. We reimburse Aimbridge for certain costs of operating the Houston Property incurred on our behalf. All reimbursements are paid to Aimbridge at cost.

One Rep, a related party, provides construction oversight, project management, and other related services to the Company. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company also reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost.

The franchise agreements for certain of our hotels require provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of December 31, 2021, we have set aside $3.2 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $2.9 million on capital improvements at our operating hotels during the year ended December 31, 2021. Due to the COVID-19 pandemic, we canceled or deferred a significant portion of the planned capital improvements at our operating hotels. In 2022, we expect to spend approximately $6.8 million on necessary capital improvements.

The United States is experiencing both supply chain disruptions and significant price increases for certain construction materials. The supply chain disruptions are the result of, in part, substantial backlogs of container ships seeking to unload cargo at major ports, with delays caused or exacerbated by port and trucking labor shortages, railway logistics issues and a shortage of warehouse space in close proximity to the affected ports. We have not been significantly impacted by these backlogs to date; however, if not resolved, these backlogs and related logistics issues could result in material delays and increased costs for our planned capital improvements.

Debt

Lines of Credit

On February 10, 2020, we entered into a $5.0 million revolving line of credit. The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the line of credit was amended to extend the maturity date to May 10, 2021. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2021. On May 6, 2021, the line of credit was amended to extend the maturity date to May 10, 2022. On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. The interest rate as of December 31, 2021 was 4.00%. The line of credit is secured by our Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership. The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple, the Company’s Chief Executive Officer. As of December 31, 2021, there was a $600,000 balance outstanding on the line of credit.

On August 22, 2018, we entered into a $3.0 million revolving line of credit, collateralized by 300,000 partnership units of Lodging Fund REIT III OP, LP. The line of credit has a variable interest rate equal to the U.S. Prime Rate, plus 1.00%, with a minimum rate of 5.00%. The line of credit requires monthly payments of interest only, with all principal due at maturity on November 22, 2020. The line of credit is partially guaranteed by each of Corey Maple and Norman Leslie, as directors and executive officers of the Company and members of the Advisor, each in the amount of $1.2 million. The line of credit was not renewed on November 22, 2020 and the loan was closed.

Mortgage Debt

As of December 31, 2021, we had $103.9 million in outstanding mortgage debt secured by each of our eleven hotel properties, with maturity dates ranging from May 2023 to April 2029. Nine of the loans have fixed interest rates ranging from 3.70% to 5.33%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 7.00% as of December 31, 2021. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 7.00% as of December 31, 2021. Collectively, the weighted-average interest rate is 4.92%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of December 31, 2021 and December 31, 2020, certain mortgage debt was guaranteed by the members of the Advisor. See Note 9 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for additional information regarding debt that was guaranteed by members of the Advisor.

As of December 31, 2021, we were not in compliance with the required financial covenants under the terms of the promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts us into a trigger period pursuant to the loan documents. We have requested and received a waiver of the financial covenants for the 18-month period ending December 31, 2021. Except as described above for the Pineville Loan, we were in compliance with all debt covenants as of December 31, 2021.

Forbearance Agreements and Loan Amendments

On April 17, 2020, we entered into a Change In Terms Agreement (the “Cedar Rapids Amendment”), amending the terms of the original Promissory Note (the “Cedar Rapids Note”), dated March 5, 2019 in the original principal amount of $5.9 million. Pursuant to the Cedar Rapids Amendment, the maturity date of the Cedar Rapids Note was extended from March 1, 2024, to September 1, 2024, the requirement to make any replacement reserve deposits was waived until March 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Cedar Rapids Amendment, the lender has also waived the required financial covenants under the terms of the Cedar Rapids Note through December 31, 2020.

On April 17, 2020, we entered into a Change In Terms Agreement (the “Eagan Amendment”), amending the terms of the original Promissory Note (the “Eagan Note”), dated June 19, 2019 in the original principal amount of $9.4 million. Pursuant to the Eagan Amendment, the maturity date of the Eagan Note was extended from July 1, 2024, to January 1, 2025, the requirement to make any replacement reserve deposits was waived until June 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Eagan Amendment, the lender has also waived the required financial covenants under the terms of the Eagan Note through December 31, 2020.

On April 22, 2020, we entered into a Forbearance Agreement (the “Prattville Forbearance Agreement”), effective May 1, 2020, amending the terms of the original loan agreement (the “Prattville Loan”), dated July 11, 2019, in the original principal amount of $9.6 million. Pursuant to the Prattville Forbearance Agreement, we did not make interest payments that were due and payable during the Prattville Forbearance Period (as defined below) which constituted events of default under the terms of the Prattville Loan (collectively, the “Prattville Projected Events of Default”). However, during the Prattville Forbearance Period, the lender agreed to forbear from exercising any available rights and remedies under the Prattville Loan and other Loan Documents (as defined in the Prattville Loan) to the extent such rights and remedies arise as a result of the Prattville Projected Events of Default. The lender further agreed to defer the interest accrued during the Prattville Forbearance Period such that the accrued interest of $100,878 was paid-in-kind and added to the outstanding principal balance of the loan. The forbearance period (the “Prattville Forbearance Period”) was the period from May 1, 2020 through July 31, 2020.

On August 14, 2020, the Prattville Loan was amended (the “Prattville Amendment”) to waive the Prattville Projected Events of Default and to adjust other terms of the Prattville Loan. The Prattville Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including management fees payable to NHS and loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Prattville Forbearance Agreement and Prattville Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $155,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $831,379, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. We were in compliance with the required financial covenants under the terms of the Prattville Amendment through December 31, 2021.

On April 22, 2020, we entered into a Forbearance Agreement (the “Southaven Forbearance Agreement”), effective May 1, 2020, amending the terms of the original loan agreement (the “Southaven Loan”), dated February 21, 2020, in the original principal amount of $13.5 million. Pursuant to the Southaven Forbearance Agreement, we did not make interest payments that were due and payable during the Southaven Forbearance Period (as defined below) which constituted events of default under the terms of the Southaven Loan (collectively, the “Southaven Projected Events of Default”). However, during the Southaven Forbearance Period, the lender agreed to forbear from exercising any available rights and remedies under the Southaven Loan and other Loan Documents (as defined in the Southaven Loan) to the extent such rights and remedies arise as a result of the Southaven Projected Events of Default. The lender further agreed to defer the interest accrued during the Southaven Forbearance Period such that the accrued interest of $126,110 was paid-in-kind and added to the outstanding principal balance of the loan. The forbearance period (the “Southaven Forbearance Period”) was the period from May 1, 2020 through July 31, 2020.

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan. The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $1,498,889, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. We did not have any required financial covenants under the terms of the Southaven loan in effect as of December 31, 2020. We were in compliance with the required financial covenants under the terms of the Southaven Amendment as of December 31, 2021.

As of December 31, 2021, we have accrued a total of $629,839 in guarantee payments due to certain affiliates of the Advisor that have provided personal guarantees on some of our debt obligations, which is included in accrued expense on the accompanying consolidated balance sheets. As of December 31, 2020, we had accrued a total of $311,016 in guarantee payments due to certain affiliates of the Advisor that have provided personal guarantees on some of our debt obligations, which is included in accrued expense on the accompanying consolidated balance sheets.

The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of December 31, 2021 and 2020 for each of our mortgage debt obligations.

			Outstanding	Outstanding
			Balance as of	Balance as of
	Interest	Maturity	December 31,	December 31,
Hotel Property	Rate	Date	2021	2020
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,858,134	$5,858,134
Hampton Inn & Suites - Pineville	5.13%	6/6/2024	8,782,284	8,973,775
Hampton Inn - Eagan	4.60%	1/1/2025	9,277,193	9,317,589
Home2 Suites - Prattville	4.13%	8/1/2024	9,425,085	9,647,085
Home2 Suites - Lubbock	4.69%	10/6/2026	7,573,597	7,792,602
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	9,125,908	9,272,870
Homewood Suites - Southaven	3.70%	3/3/2025	13,343,841	13,586,110
Courtyard by Marriott - Aurora(2)(3)	7.00%	2/5/2024	15,000,000	—
Holiday Inn - El Paso(3)	5.00%	5/15/2023	7,900,000	—
Hilton Garden Inn - Houston(4)	3.85%	9/2/2026	13,947,218	—
Sheraton - Northbrook(3)(5)	7.00%	12/5/2024	3,700,000	—
Total Mortgage Debt			103,933,260	64,448,165
Premium on assumed debt, net			722,905	854,928
Deferred financing costs, net			(2,129,281)	(1,378,374)
Net Mortgage			$102,526,884	$63,924,719

(1)	Loan is interest-only through April 30, 2022 and is at a fixed rate of interest.
(2)	Variable interest rate equal to 30-day LIBOR plus 6.0%, provided that LIBOR shall not be less than 1.0%.
(3)	Loan is interest-only until maturity.
(4)	Loan is interest-only for the first 24 months after origination.
(5)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%.

Paycheck Protection Program (“PPP”) Loans

In April 2020, we entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100 (the “Original PPP Loans”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed in March 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of each Original PPP loan was two years, which could be extended to five years at the our election. The interest rate on each Original PPP loan was 1.0% per annum, which shall be deferred for a period of time. In February 2021, we applied for and received one hundred percent (100%) forgiveness of all six PPP Loans.

In January 2021, we entered into six new unsecured promissory notes totaling $716,400, under the Second Draw Paycheck Protection Program (the “Second Draw PPP”) created by the Consolidated Appropriations Act, 2021 (the “CAA Act”), through Western State Bank. The term of each Second Draw PPP loan was five years. The interest rate on each Second Draw PPP loan was 1.0% per annum, which was deferred for the first sixteen months of the term of the loan.

In February 2021, we, through our subsidiary LF3 Southaven TRS, LLC (“Southaven TRS”), entered into an unsecured promissory note under the PPP through Western State Bank. The amount of the PPP loan for Southaven TRS is $85,400. The term of the PPP loan was five years. The interest rate on the PPP loan was 1.0% per annum, which was deferred for the first sixteen months of the term of the loan.

In April 2021, we, through Southaven TRS, entered into an unsecured promissory note under the Second Draw PPP created by the CAA Act, through Western State Bank (the “Southaven TRS Second Draw PPP”). The term of the Southaven Second Draw PPP loan was five years. The amount of the Southaven TRS Second Draw PPP loan was $119,500. The interest rate on the Southaven TRS Second Draw PPP loan was 1.0% per annum, which was deferred for the first sixteen months of the term of the loan.

Under the terms of the CARES Act and the CAA Act, as applicable, PPP loan recipients and Second Draw PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of such loans. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs, the maintenance of employee and compensation levels and certain other approved expenses. In February 2021, we applied for and received one hundred percent (100%) forgiveness of all six Original PPP Loans. In June 2021, we received forgiveness on the full balance of the Second Draw PPP and Southaven TRS PPP loans. In August 2021, we received forgiveness on the full balance of the Southaven TRS Second Draw PPP loan.

Employee Retention Credit (“ERC”)

Under the provisions of the CARES Act, and the subsequent extension of the CARES Act, the Company was eligible for a refundable Employee Retention Credit (“ERC”) subject to certain criteria. During 2021, the Company applied for and received a $0.4 million employee retention credit that is included in other income (expense) in the consolidated statements of operations. The Company has filed for additional refunds of the employee retention credits and subsequent to December 31, 2021 and as of the date of this Annual Report on Form 10-K, cannot reasonably estimate when it will receive any or all of the remaining refunds.

Properties Under Contract

As of the date of this filing, we had five hotel properties under contract for an aggregate contract purchase price of approximately $76.0 million. We are in various stages of our due diligence review with respect to each property. Each of these pending acquisitions is subject to our completion of satisfactory due diligence and other closing conditions. There can be no assurance that we will complete any of these pending acquisitions on the contemplated terms, or at all. Further, in each of January 2022, February 2022 and March 2022, we acquired a hotel property that was under contract as of December 31, 2021, for a purchase price of $11.4 million, $15.2 million and $19.4 million, respectively. See Part II. Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.”

Cash Flows

The following table provides a breakdown of our net change in our cash, cash equivalents, and restricted cash:

	For the Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(1,048,398)	$(801,686)
Net cash used in investing activities	(5,048,971)	(28,812,807)
Net cash provided by financing activities	7,904,703	25,969,189
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,807,333	$(3,645,304)

Cash Flows From Operating Activities

As of December 31, 2021, we owned eleven hotel properties and during the year ended December 31, 2021, net cash used in operating activities was $1.0 million. As of December 31, 2020, we owned seven hotel properties and net cash used in operating activities was $0.8 million. Our cash flows used in operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses, certain acquisition-related expenses, property management fees, and other working capital changes. See Part II. Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" for further discussion of our operating results for the years ended December 31, 2021 and 2020. See Part II. Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business.

Cash Flows From Investing Activities

Net cash used in investing activities was $5.0 million for the year ended December 31, 2021, and primarily consisted of $2.2 million for the acquisition of four hotel properties, with an additional $2.9 million being used for capital improvements at certain of our hotel properties. Net cash used in investing activities was $28.8 million for the year ended December 31, 2020, and primarily consisted of $27.2 million for the acquisition of two hotel properties, with an additional $1.6 million being used for capital improvements at certain of our hotel properties.

Cash Flows From Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $7.9 million and consisted primarily of the following:

●	$11.6 million of net cash provided by offering proceeds related to our Offering, including $10.7 million net cash related to the Go Unit Offering, which was net of payments of commissions and other offering costs of $3.1 million, including $1.3 million related to the GO Unit Offering;
●	$0.1 million of net cash provided by debt financing as a result of proceeds from debt financing of $13.9 million related to the acquisition of our Houston Property, $2.0 million in draws on our line of credit, and $0.9 million in PPP loans, offset by principal payments on debt financing of $14.1 million, with $13.0 million related to the Houston Property and $1.1 million to other Properties, $1.4 million in payments on our line of credit and payments of financing costs of $1.3 million.
●	$3.0 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $4.0 million; and
●	$0.9 million of cash payments for share redemptions under our share repurchase plan.

During the year ended December 31, 2020, net cash provided by financing activities was $26.0 million and consisted primarily of the following:

●	$14.4 million of net cash provided by offering proceeds related to our Offering, including $4.0 million net cash related to the Go Unit Offering, which was net of payments of commissions and other offering costs of $3.5 million, including $0.5 million related to the GO Unit Offering;
●	$13.4 million of net cash provided by debt financing as a result of proceeds from debt financing of $13.6 million related to the acquisition of our Southaven Property, $0.2 million in draws on existing mortgages, $6.2 million in draws on our line of credit, and $0.8 million in PPP loans, partially offset by principal payments on debt facilities of $6.8 million and payments of financing costs of $0.6 million related to the new mortgage financing on the Southaven Property;
●	$1.2 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.9 million; and
●	$0.6 million of cash payments for share redemptions under our share repurchase plan.

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

Our results of operations for the years ended December 31, 2021 and December 31, 2020 are not indicative of those expected in future periods, as we were actively raising capital through our Offering and Go Unit Offering along with acquiring hotel properties during both of these periods. The COVID-19 pandemic has had a significant impact on our operating results for the years ended December 31, 2021 and December 31, 2020. As of December 31, 2021 and 2020, we owned seven and five properties, respectively, for a full 12-month operating cycle.

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

Comparison of the year ended December 31, 2021 versus the year ended December 31, 2020

Revenue

Room revenues totaled $26.1 million and $14.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $1.0 million and $218,145 for the years ended December 31, 2021 and December 31, 2020, respectively. Hotel occupancy, ADR, and RevPAR were 66.5%, $106.06, and $70.50, respectively, for the year ended December 31, 2021. Hotel occupancy, ADR, and RevPAR were 57.9%, $97.68, and $56.51, respectively, for the year ended December 31, 2020. For the five hotel properties acquired prior to January 1, 2020, hotel occupancy, ADR, and RevPAR were 67.2%, $98.30, and $66.06, respectively, for the year ended December 31, 2021. The increases in hotel occupancy rates, ADR and RevPAR were primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 during 2021. Hotel properties acquired during 2021 contributed $6.4 million to the increase in room revenues and $0.7 million to the increase in other revenue for the year ended December 31, 2021. See “Market Outlook” for a discussion of the current and expected impact of the COVID-19 pandemic on our business.

Property Operations Expenses

Property operations expenses were $12.2 million and $5.7 million for the years ended December 31, 2021 and December 31, 2020, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The $6.4 million increase in property operations expenses was primarily due to increased hotel occupancy rates at our existing seven hotel properties acquired prior to January 1, 2021, and $4.4 million of property operations expenses resulting from the acquisitions of the Aurora, El Paso, Houston and Northbrook hotel properties in February, May, August, and December 2021, respectively. We expect property operating expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

General and Administrative Expenses

General and administrative expenses were $6.4 million and $4.7 million for the years ended December 31, 2021 and December 31, 2020, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The $1.7 million increase in general and administrative expenses was primarily due to a $0.7 million increase in payroll and professional fees and $0.7 million of expenses resulting from the addition of the Aurora, El Paso, Houston and Northbrook hotel properties. We expect general and administrative expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

Sales and Marketing Expenses

Sales and marketing expenses were $1.7 million and $1.1 million for the years ended December 31, 2021 and December 31, 2020, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $0.5 million increase in sales and marketing expenses was primarily due to the addition of the Aurora, El Paso, Houston and Northbrook hotel properties. We expect sales and marketing expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

Franchise Fees

Franchise fees were $2.5 million and $1.2 million for the years ended December 31, 2021 and December 31, 2020, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $1.3 million increase in franchise fees was primarily due to higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19 and the addition of the Aurora, El Paso, Houston and Northbrook hotel properties. We expect franchise fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

Management Fees

Management fees were $2.8 million and $1.7 million for the years ended December 31, 2021 and December 31, 2020, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the Advisor increased by $0.4 million. We experienced increased management fees across our portfolio primarily due to higher RevPAR resulting from the ongoing recovery in lodging demand from the impacts of COVID-19. We expect property management fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

Acquisition Expenses

Acquisition expenses were $81,963 and $0.4 million for the years ended December 31, 2021 and December 31, 2020, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not ultimately acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions. The decrease in acquisition expenses is primarily related to acquisition-related and due diligence costs incurred in 2020 for properties that were not acquired.

Depreciation

Depreciation expense was $4.8 million and $3.5 million for the years ended December 31, 2021 and December 31, 2020, respectively. The $1.4 million increase in depreciation expense was primarily due to the addition of the Aurora, El Paso, Houston and Northbrook hotel properties.

Other Income (Expense), net

Other income (expense) was $58,564 and ($314,976) for the years ended December 31, 2021 and December 31, 2020, respectively. The change was primarily due to the receipt of $0.4 million of Employee Retention Credits. See “Liquidity and Capital Resources – Debt – Employee Retention Credit (“ERC”)” for a discussion of ERC.

PPP Loan Forgiveness

PPP loan forgiveness income was $1,684,400 and $0 for the years ended December 31, 2021 and 2020, respectively. See “Liquidity and Capital Resources – Debt – Paycheck Protection Program (“PPP”) Loans” for a discussion of PPP loans and forgiveness.

Interest Expense

Interest expense was $4.6 million and $3.2 million for the years ended December 31, 2021 and December 31, 2020, respectively. The $1.4 million increase in interest expense was primarily due to the increase in hotel mortgage debt used to acquire the Aurora, El Paso, Houston and Northbrook properties. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire hotel properties and real estate-related assets that meet our investment objectives.

Critical Accounting Estimates

Below is a discussion of the accounting estimates that management believes are or will be critical to our operations. We consider these estimates critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Our investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 40 years for buildings and building improvements and three to seven years for FF&E. Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized.

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

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Distributions Paid

On January 10, 2022, we paid cash distributions totaling $297,905, DRIP distributions totaling $189,453 paid in shares of Common Stock in the Company and cash distributions totaling $8,300 for Common Limited Units of the Operating Partnership for daily record dates in the period from December 1, 2021 through December 31, 2021.

On February 1, 2022, we declared cash distributions totaling $302,840, DRIP distributions totaling $187,360, cash distributions totaling $8,873 for Common Limited Units of the Operating Partnership and cash distributions totaling $672 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates January 1 through January 31, 2022 to holders of record on each calendar day of such period. The distribution declared for January 2022 was paid on February 10, 2022.

On March 3, 2022, we declared cash distributions totaling $305,211 and DRIP distributions totaling $189,429, cash distributions totaling $28,997 for Common Limited Units of the Operating Partnership and cash distributions totaling $5,105 for Series GO LP Units of the Operating Partnership,  at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates February 1 through February 28, 2022 to holders of record on each calendar day of such period. The distribution declared for February 2022 was paid on March 10, 2022.

Recent Property Acquisitions

Hampton Inn & Suites Fargo Medical Center – Fargo, North Dakota

On January 18, 2022, the Operating Partnership acquired a Hampton Inn & Suites hotel property in Fargo, North Dakota (the “Fargo Property”) pursuant to an Amended and Restated Contribution Agreement (the “Fargo Amended Contribution Agreement”), dated as of the same date. The aggregate consideration under the Fargo Amended Contribution Agreement was $11.4 million plus closing costs of approximately $0.3 million, subject to adjustment as provided in the Fargo Amended Contribution Agreement. The consideration consists of a loan (the “Original Hampton Fargo Loan”) assumed by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Original Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $7.2 million secured by the Fargo Property, the issuance by the Operating Partnership of approximately $4.05 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of $150,000 in cash. The assumed loan had a fixed interest rate of 7.0% per annum and matured on October 3, 2022, which could be extended by us for an additional one-year term upon satisfaction of certain conditions contained in the assumed loan agreement, including no then-existing event of default. On February 23, 2022, pursuant to the Business Loan Agreement, dated as of February 23, 2022 (the “New Loan Agreement”), we entered into a new $7.4 million loan with Western State Bank (the “New Lender”), which is secured by the Hampton Fargo (the “New Hampton Fargo Loan”). The New Lender is not affiliated with us or the Advisor. The New Hampton Fargo Loan is evidenced by a promissory note and has a fixed interest rate of 4.00% per annum. The New Hampton Fargo Loan matures five years after the effective date. The New Hampton Fargo Loan requires monthly payments of principal and interest, with the outstanding principal and interest due at maturity. The New Hampton Fargo Loan will move to monthly interest-only payments for 12 months once the PIP funds are placed on deposit with the New Lender and work on the PIP begins. We have the right to prepay all or a portion of the New Hampton Fargo Loan at any time without penalty. We used the proceeds of the New Hampton Fargo Loan to repay in full the Original Hampton Fargo Loan described above.

The New Loan Agreement requires the maintenance of covenants concerning an annual debt service coverage ratio beginning for each fiscal year beginning December 31, 2023, the maintenance of a replacement reserve account beginning 30 days after loan origination and the monthly escrow for property taxes as further described in the New Loan Agreement. The New Loan Agreement contains customary events of default, including payment defaults, as further described therein. If an event of default occurs under the New Loan Agreement, the New Lender may accelerate the repayment of amounts outstanding under the New Loan Agreement and exercise other remedies subject, in certain instances, to the expiration of applicable cure periods.

Pursuant to the New Loan Agreement, the Operating Partnership entered into a Guaranty (the “OP Guaranty”) with the New Lender to guarantee payment when due of the loan amount and the performance of the agreements of Borrower contained in the loan documents, as further described in the OP Guaranty. Further, Corey Maple, a director and executive officer of the Company, entered into a Guaranty (the “Maple Guaranty”) with the New Lender to guarantee payment, when due, of the loan amount and any additional amounts due by the Borrower under the loan documents at that time, as further described in the Maple Guaranty.

In connection with the acquisition, we entered into a Management Agreement with KAJ Hospitality Inc. (“KAJ”) (the “KAJ Management Agreement”) to provide property management and hotel operations management services for the Fargo Property. The KAJ Management Agreement has an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms. Pursuant to the KAJ Management Agreement, we agree to pay to KAJ a management fee equal to 3.0% of total revenues plus an accounting fee of $14.00 per room for accounting services, payable monthly. KAJ may also receive incentive management fees if certain performance metrics are achieved. We also reimburse KAJ for certain costs of operating the property incurred on behalf of the Company. All reimbursements are paid to KAJ at cost. The KAJ Management Agreement may be terminated upon the occurrence of an Event of Default (as defined in the KAJ Management Agreement), subject in certain cases to applicable notice and cure periods as described in the KAJ Management Agreement. We may terminate the KAJ Management Agreement if certain performance metrics are not met by KAJ.

We funded the acquisition of the Fargo Property with proceeds from our ongoing private offerings, Series T LP Units issued to the Contributor as described above, and an assumed loan secured by the Fargo Property. The Fargo Property is a 90-room property.

Courtyard El Paso Airport – El Paso, Texas

On February 8, 2022, the Operating Partnership acquired a Courtyard by Marriott hotel property in El Paso, Texas (the “El Paso Airport Property”) pursuant to an Amended and Restated Contribution Agreement (the “El Paso Airport Amended Contribution Agreement”), dated as of the same date. The aggregate consideration under the El Paso Airport Amended Contribution Agreement was $15.21 million plus closing costs of approximately $0.3 million, subject to adjustment as provided in the El Paso Airport Amended Contribution Agreement. The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $9.99 million secured by the El Paso Airport Property, the issuance by the Operating Partnership of approximately $4.6 million in Common Limited Units of the Operating Partnership, and the payment by the Operating Partnership of $620,000 in cash. The new loan has a fixed interest rate of 7.0% per annum and matures on February 7, 2023, which may be extended by us for an additional one-year term upon satisfaction of certain conditions contained in the new loan agreement, including no then-existing event of default. The new loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. We have the right to prepay the new loan in full at any time without a fee. The new loan requires Borrower to fund an insurance and tax reserve account at closing.

In connection with the acquisition, we entered into a Management Agreement with Aimbridge Hospitality, LLC (“Aimbridge”) (the “Aimbridge Management Agreement”) to provide property management and hotel operations management services for the El Paso Airport Property. The Aimbridge Management Agreement has an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms. Pursuant to the Aimbridge Management Agreement, we agree to pay to Aimbridge a management fee equal to 3.0% of total revenues, an accounting fee of $3,000 for accounting services, payable monthly, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2023. Aimbridge will also receive additional fees of $2,550 per month for customized accounting services, revenue management and digital marketing, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2023. Aimbridge may also receive incentive management fees if certain performance metrics are achieved. We also reimburse Aimbridge for certain costs of operating the property incurred on behalf of the Company. All reimbursements are paid to Aimbridge at cost. The Aimbridge Management Agreement may be terminated upon the occurrence of an Event of Default (as defined in the Aimbridge Management Agreement), subject in certain cases to applicable notice and cure periods as described in the Aimbridge Management Agreement. We may terminate the Aimbridge Management Agreement in connection with the sale of the El Paso Airport Property upon at least ninety days’ written notice to Aimbridge and the payment of a termination fee, the amount of which varies depending on the timing of such termination.

We funded the acquisition of the El Paso Airport Property with proceeds from our ongoing private offerings, Common Limited Units issued to the Contributor as described above, and a new loan secured by the El Paso Airport Property. The El Paso Airport Property is a 90-room property.

Fairfield Inn & Suites Denver Southwest Lakewood – Lakewood, Colorado

On March 29, 2022, the Operating Partnership acquired a Fairfield Inn & Suites hotel property in Lakewood, Colorado (the “Lakewood Property”) pursuant to an Amended Contribution Agreement (the “Lakewood Amended Contribution Agreement”), dated as of March 22, 2022. The aggregate consideration under the Lakewood Amended Contribution Agreement was $19.4 million plus closing costs, subject to adjustment as provided in the Lakewood Amended Contribution Agreement. The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $12.61 million secured by the Lakewood Property, the issuance by the Operating Partnership of approximately $6.238 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of $552,000 in cash, the use and disbursement of, which is subject to the review and discretion of the Operating Partnership. The new loan has a fixed interest rate of 7.0% per annum and matures on March 28, 2023, which may be extended by us for an additional one-year term upon satisfaction of certain conditions contained in the new loan agreement, including no then-existing event of default. The new loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. We have the right to prepay the new loan in full at any time without a fee. The new loan requires Borrower to fund an insurance and tax reserve account at closing.

In addition to the $12.61 million loan, there is a $1.235 million loan guaranteed by RLC-VI Lakewood, LLC and Rockies Lodging Capital, LLC with a fixed interest rate of 7.0% per annum and matures on May 28, 2022 with the ability to extend to June 28, 2022. Any amount not repaid as of June 28, 2022 will be offset by Series T LP Units previously issued to the Contributor at a rate of 1.75:1 at the time of the conversion event, as defined in the Lakewood Amended Contribution Agreement, and the conversion cap rate, as defined in the Lakewood Amended Contribution Agreement, will increase to 8.75%.

In connection with the acquisition, we entered into a Management Agreement with NHS, LLC dba National Hospitality Services (“NHS”), an affiliate of the Advisor which is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor, to provide property management and hotel operations management services for the Lakewood Property. The agreement has an initial term expiring on December 31, 2027, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms. NHS earns a monthly base management fee for property management services equal to 3% of gross revenue, an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. We will also reimburse NHS for certain costs of operating the property incurred on behalf of the Company. All reimbursements are paid to NHS at cost, and the agreement can be terminated at any time without liquidated damages.

We funded the acquisition of the Lakewood Property with proceeds from our ongoing private offerings, Series T LP Units issued to the Contributor as described above, and a new loan secured by the Lakewood Property. The Lakewood Property is a 142-room property.

Properties Under Contract

On February 1, 2022, the Operating Partnership and RLC V RIFC, LLC (the “RI Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “RI Contribution Agreement”), pursuant to which the RI Contributor agreed to contribute the 113-room Residence Inn by Marriott Fort Collins hotel in Fort Collins, Colorado (the “RI Hotel Property”) to the Operating Partnership. The RI Contributor is not affiliated with us or Legendary Capital REIT III, LLC, our external advisor. The aggregate consideration for the RI Hotel Property under the RI Contribution Agreement is $17,700,000 plus closing costs of approximately $0.4 million, subject to adjustment as provided in the RI Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the RI Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the RI Contribution Agreement, the Operating Partnership deposited $100,000 into escrow as earnest money pending the closing or termination of the RI Contribution Agreement. Except in certain circumstances described in the RI Contribution Agreement, if the Operating Partnership fails to perform its obligations under the RI Contribution Agreement, it will forfeit the earnest money.

On February 1, 2022, the Operating Partnership and RLC-IV CYFC, LLC (the “CY Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “CY Contribution Agreement”), pursuant to which the CY Contributor agreed to contribute the 112-room Courtyard by Marriott Fort Collins hotel in Fort Collins, Colorado (the “CY Hotel Property”) to the Operating Partnership. The CY Contributor is not affiliated with us or Legendary Capital REIT III, LLC, our external advisor. The aggregate consideration for the CY Hotel Property under the CY Contribution Agreement is $15,000,000 plus closing costs, subject to adjustment as provided in the CY Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the CY Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the CY Contribution Agreement, the Operating Partnership

deposited $100,000 into escrow as earnest money pending the closing or termination of the CY Contribution Agreement. Except in certain circumstances described in the CY Contribution Agreement, if the Operating Partnership fails to perform its obligations under the CY Contribution Agreement, it will forfeit the earnest money.

On March 21, 2022, the Operating Partnership and Smith/Curry Hotel Group HH-Harris, LLC (the “Charlotte HGI Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Charlotte HGI Contribution Agreement”), pursuant to which the Charlotte HGI Contributor agreed to contribute the 112-room Hilton Garden Charlotte North hotel in Charlotte, North Carolina (the “Charlotte HGI Hotel Property”) to the Operating Partnership. The Charlotte HGI Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Charlotte HGI Hotel Property under the Charlotte HGI Contribution Agreement is $15,000,000 plus closing costs, subject to adjustment as provided in the Charlotte HGI Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Charlotte HGI Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and cash at closing. As required by the Charlotte HGI Contribution Agreement, the Operating Partnership deposited $100,000 into escrow as earnest money pending the closing or termination of the Charlotte HGI Contribution Agreement. Except in certain circumstances described in the Charlotte HGI Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Charlotte HGI Contribution Agreement, it will forfeit the earnest money.

On March 21, 2022, the Operating Partnership and Smith/Curry Hotel Group Pineville II, LLC (the “Pineville HGI Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Pineville HGI Contribution Agreement”), pursuant to which the Pineville HGI Contributor agreed to contribute the 113-room Hilton Garden Pineville hotel in Pineville, North Carolina (the “Pineville HGI Hotel Property”) to the Operating Partnership. The Pineville HGI Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Pineville HGI Hotel Property under the Pineville HGI Contribution Agreement is $10,700,000 plus closing costs, subject to adjustment as provided in the Pineville HGI Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Pineville HGI Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and cash at close. As required by the Pineville HGI Contribution Agreement, the Operating Partnership deposited $100,000 into escrow as earnest money pending the closing or termination of the Pineville HGI Contribution Agreement. Except in certain circumstances described in the Pineville HGI Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Pineville HGI Contribution Agreement, it will forfeit the earnest money.

We are still conducting our diligence review with respect to each of these properties. These pending acquisitions are subject to our completion of satisfactory due diligence and other closing conditions. There can be no assurance we will complete any or all of these pending property contributions on the contemplated terms, or at all.

Status of the GO Unit Offering

Our board of directors terminated the GO Unit Offering as of February 14, 2022. With the exception of pending subscription agreements submitted before February 14, 2022, but not yet admitted, from the inception of the offering through termination, we had issued and sold 3,104,979 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $21.4 million.

Status of the Offering

Our board of directors extended the term of our Offering to May 31, 2023. As of March 31, 2022, our private offering remained open for new investment, and since the inception of the offering we had issued and sold 8,7814,430 shares of common stock, including 869,543 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $84.8 million.

Interval Share Offering

Our board of directors intends to allow the Interval Share Offering to expire on March 31, 2022.

Series T LP Units

On January 18, 2022, the Operating Partnership issued 405,130 Series T LP Units in connection with the contribution of the Fargo Property. On March 29, 2022, the Operation Partnership issued 623,800 Series T LP Units in connection with the contribution of the Lakewood Property.

Common LP Units

On February 8, 2022, the Operating Partnership issued 460,000 Common LP Units in connection with the contribution of the El Paso Airport Property.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Because this Annual Report on Form 10-K is being filed within four business days after the applicable reportable events, the information below is being disclosed under this Item 9B instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

Fairfield Inn & Suites Denver Southwest Lakewood – Lakewood, Colorado

On March 29, 2022, the Operating Partnership acquired a Fairfield Inn & Suites hotel property in Lakewood, Colorado (the “Lakewood Property”) pursuant to an Amended Contribution Agreement (the “Lakewood Amended Contribution Agreement”), dated as of March 22, 2022. The aggregate consideration under the Lakewood Amended Contribution Agreement was $19.4 million plus closing costs of approximately $0.4 million, subject to adjustment as provided in the Lakewood Amended Contribution Agreement. The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $12.61 million secured by the Lakewood Property, the issuance by the Operating Partnership of approximately $6.238 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of $552,000 in cash, the use and disbursement of, which is subject to the review and discretion of the Operating Partnership. The new loan has a fixed interest rate of 7.0% per annum and matures on March 28, 2023, which may be extended by us for an additional one-year term upon satisfaction of certain conditions contained in the new loan agreement, including no then-existing event of default. The new loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. We have the right to prepay the new loan in full at any time without a fee. The new loan requires Borrower to fund an insurance and tax reserve account at closing.

In addition to the $12.61 million loan, there is a $1.235 million loan guaranteed by RLC-VI Lakewood, LLC and Rockies Lodging Capital, LLC with a fixed interest rate of 7.0% per annum and matures on May 28, 2022 with the ability to extend to June 28, 2022. Any amount not repaid as of June 28, 2022 will be offset by Series T LP Units previously issued to the Contributor at a rate of 1.75:1 at the time of the conversion event, as defined in the Lakewood Amended Contribution Agreement, and the conversion cap rate, as defined in the Lakewood Amended Contribution Agreement, will increase to 8.75%.

In connection with the acquisition, we entered into a Management Agreement with NHS, LLC dba National Hospitality Services (“NHS”), an affiliate of the Advisor which is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor, to provide property management and hotel operations management services for the Lakewood Property. The agreement has an initial term expiring on December 31, 2027, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms. NHS earns a monthly base management fee for property management services equal to 3% of gross revenue, an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. We will also reimburse NHS for certain costs of operating the property incurred on behalf of the Company. All reimbursements are paid to NHS at cost, and the agreement can be terminated at any time without liquidated damages.

We funded the acquisition of the Lakewood Property with proceeds from our ongoing private offerings, Series T LP Units issued to the Contributor as described above, and a new loan secured by the Lakewood Property. The Lakewood Property is a 142-room property.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included under the heading “Certain Information About Management and Corporate Governance” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2021, and such required information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included under the heading “Certain Information About Management and Corporate Governance” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2021, and such required information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included under the heading “Securities Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2021, and such required information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included under the heading “Certain Information About Management and Corporate Governance” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2021, and such required information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2021, and such required information is incorporated herein by reference.

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

3.3

Bylaws, dated of as April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 12, 2019)

3.4

Limited Partnership Agreement of the Operating Partnership, dated as of April 11, 2018 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

3.5

First Amendment to Limited Partnership Agreement of the Operating Partnership, effective as of April 29, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

3.6

Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of June 15, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2020)

3.7

First Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of February 4, 2021 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

3.8

Second Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of May 12, 2021 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

3.9

Third Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 3, 2021 (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

3.10*	Fourth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of December 3, 2021

3.11*	Fifth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of January 18, 2022

3.12*	Sixth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of March 24, 2022

4.1	Dividend Reinvestment Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

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

10.75

First Amendment to Management Agreement, dated August 14, 2020, by and among the Company, LF3 Prattville TRS, LLC and NHS LLC dba National Hospitality Services (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.76

Amended and Restated Term Loan Note issued to Wells Fargo Bank, National Association, relating to the Southaven Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.77

First Amendment to Loan Agreement with Wells Fargo Bank, National Association, relating to the Southaven Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.78

First Amendment to Guaranty between Corey R. Maple and Wells Fargo Bank, National Association, relating to the Southaven Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.79

Amended and Restated Term Loan Note issued to Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.80

First Amendment to Loan Agreement with Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.81

First Amendment to Guaranty between Corey R. Maple and Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.82

First Amendment to Guaranty between Corey R. Maple and Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.83

First Amendment to Contribution Agreement, dated as of November 30, 2020, by and between the Operating Partnership and LN Hospitality Denver, LLC for the Aurora Property (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.84

Amended and Restated Contribution Agreement, dated as of January 29, 2021, by and between the Operating Partnership and LN Hospitality Denver, LLC for the Aurora Property (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.1

Loan Agreement by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.1 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.2

Promissory Note issued by LF3 Aurora, LLC and LF3 Aurora TRS, LLC to Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.2 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.3

Fee and Leasehold Deed of Trust and Security Agreement by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.3 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.4

Guaranty Agreement, by and among Access Point Financial, LLC, LF3 Aurora, LLC, LF3 Aurora TRS, LLC and the Company, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.4 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.5

Environmental Indemnity Agreement, by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC, and the Company, to Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.5 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.6

Assignment of Leases and Rents by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.6 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.7

Agreement for Subordination of Payments to Related Parties by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.7 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.8

Pledge Agreement by and between Lodging Fund REIT III OP, LP and Access Point Financial, LLC relating to LF3 Aurora, LLC and the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.8 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.9

Pledge Agreement by and between Lodging Fund REIT III TRS, Inc. and Access Point Financial, LLC relating to LF3 Aurora TRS, LLC and the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.9 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.10

Acknowledgement of CoPACE Assessment by and between LN Hospitality Denver, LLC and LF3 Aurora, LLC to Twain Funding I, LLC, relating to the Aurora Property, dated as of February 3, 2021 (incorporated by reference to Exhibit 10.85.10 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.86

Contribution Agreement, dated as of January 8, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.87

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of January 19, 2021 (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.95

Contribution Agreement, dated as of February 17, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.96	Form of Services Agreement with NHS dba National Hospitality Services (incorporated by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.97

Letter Agreement between Midland Loan Services, LF3 Lubbock Expo, LLC and LF3 Lubbock Expo TRS, LLC regarding the Lubbock Fairfield Inn loan, dated as of March 2, 2021 (incorporated by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.99

Limited Consent and Waiver Agreement, dated February 16, 2021 between Wells Fargo Bank, National Association, LF3 Prattville, LLC, LF3 Prattville TRS, LLC, and Corey R. Maple regarding the Prattville Property loan (incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.100

Limited Consent and Waiver Agreement, dated February 16, 2021 between Wells Fargo Bank, National Association, LF3 Southaven, LLC, LF3 Southaven TRS, LLC, and Corey R. Maple regarding the Southaven Property loan (incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.101

Consent to PPP Loan Agreement, dated March 5, 2021 between Wells Fargo Bank, National Association, LF3 Lubbock Expo, LLC, Lodging Fund REIT III, Inc., and Lodging Fund REIT III OP, LP regarding to the Lubbock Fairfield Inn loan (incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.102

Side Letter Agreement, dated May 18, 2020 between Wells Fargo Bank, National Association, LF Pineville, LLC, LF3 Pineville TRS, LLC, and Norman H. Leslie regarding the Pineville Property loan. (incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.103

Amended and Restated Contribution Agreement, dated as of April 1, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

10.104

First Amendment to Contribution Agreement dated as of April 28, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.105

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of May 6, 2021 (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.106

Amended and Restated Contribution Agreement, dated as of May 12, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.107

Loan Agreement between LF3 El Paso, LLC, LF3 El Paso TRS, LLC, and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.108

Special Warranty Deed between HD Sunland Park Property LLC and LF3 El Paso, LLC, relating to the EL Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.109

Continuing Guaranty by Lodging Fund REIT III OP, LP in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.110

Assignment, Consent and Subordination of Management Agreement by and among LF3 El Paso, LLC, LF3 El Paso TRS, LLC, Elevation Hotel Management, LLC and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.111

Assignment and Assumption of Management Agreement, by and between HD Sunland Park Property, LLC and LF3 El Paso TRS, LLC, and LF3 El Paso, LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.112

Environmental Indemnity Agreement by LF3 El Paso, LLC and LF3 El Paso TRS, LLC in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.113

Loan Assumption Agreement by and among HD Sunland Park Property, L.L.C., LF3 El Paso, LLC, LF3 El Paso TRS, LLC, and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.114

Carve Out Guaranty by Corey R. Maple in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.31 to the Company's Quarterly report on Form 10-Q filed August 13, 2021)

10.115

Deposit Account Control Agreement by and among LF3 El Paso TRS, LLC, EPH Development Fund LLC and Wells Fargo Bank, National Association, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.116

Continuing Guaranty by Lodging Fund REIT III OP, LP in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (as amended) (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.117

Second Amendment to the Contribution Agreement dated as of June 18, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.118

Hotel Management Agreement between HD Sunland Park Property, L.L.C. and Elevation Hotel Management, L.L.C., relating to the El Paso Property, dated as of November 29, 2018 (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.119

First Amendment to the Hotel Management Agreement between HD Sunland Park Property, L.L.C. and Elevation Hotel Management, L.L.C., relating to the El Paso Property, dated as of December 19, 2020 (incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.120

First Amendment to the Contribution Agreement dated as of May 28, 2021, by and between the Operating Partnership and HCNA Enterprises, Inc. for the Corpus Christi Fairfield Inn Property (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.121

First Amendment to the Contribution Agreement dated as of May 18, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.122

Second Amended and Restated Contribution Agreement, dated as of August 3, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.123

Loan Agreement between LF3 Houston, LLC, LF3 Houston TRS, LLC, and Legendary A-1 Bonds, LLC relating to the Houston Hilton Garden Inn Property, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.124

Continuing Guaranty by Lodging Fund REIT III, OP, LP in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.125

Assignment of Leases and Rents by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.126

Deed of Trust, Security Agreement and Financing Statement by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.127

Environmental Indemnity Agreement by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.128

Management Agreement by and between LF3 Houston TRS, LLC and Interstate Management Company, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.129

Third Amendment to the Contribution Agreement dated as of July 2, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.130

Promissory Note issued by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC relating to the Houston Hilton Garden Inn Property, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.131

Business Loan Agreement between LF3 Houston, LLC and LF3 Houston TRS, LLC and Choice Financial Group relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.132

Promissory Note between LF3 Houston, LLC and LF3 Houston TRS, LLC and Choice Financial Group, relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.133

Commercial Guaranty by Lodging Fund REIT III OP, LP in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.134

Commercial Guaranty by Corey Maple in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.135

Deed of Trust by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.136

Agreement to Provide Insurance between LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.137

Contribution Agreement dated as of September 20, 2021, by and between the Operating Partnership and APF – Northbrook LLC for the Northbrook Property (incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.138

First Amendment to the Contribution Agreement dated as of October 4, 2021, by and between the Operating Partnership and APF – Northbrook LLC for the Northbrook Property (incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.139

Contribution Agreement dated as of August 24, 2021, by and between the Operating Partnership and High Desert Investors, LP for the HGI El Paso Property (incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.140

Contribution Agreement dated as of September 14, 2021, by and between the Operating Partnership and Agassiz Hospitality, LLC for the Fargo Property (incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.141

First Amendment to the Contribution Agreement dated as of October 8, 2021, by and between the Operating Partnership and Agassiz Hospitality, LLC for the Fargo Property (incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.142

Contribution Agreement dated October 20, 2021, by and between the Operating Partnership and ELP MC Venture, LLC for the Courtyard El Paso Property (incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.143

Letter Agreement dated as of October 20, 2021, by and between the Operating Partnership and ELP MC Venture, LLC for the Courtyard El Paso Property (incorporated by reference to Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.144

Letter Agreement dated as of August 11, 2021, by and between LF3 Pineville, LLC and the Company and CW Capital Asset Management LLC for the Pineville Property (incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.145

First Amendment to the Continuing Guaranty by Lodging Fund REIT III OP, LP in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.146*	Amended & Restated Contribution Agreement by and between the Operating Partnership and APF – Northbrook LLC for the Northbrook Property, dated as of December 3, 2021
10.147*	Loan Agreement by and between LF3 Northbrook, LLC, LF3 Northbrook TRS, LLC and Access Point Financial, LLC, dated as of November 24, 2021 (effective as of December 3, 2021)
10.148*	Promissory Note by LF3 Northbrook, LLC and LF3 Northbrook TRS, LLC in favor of Access Point Financial, LLC, dated as of December 3, 2021
10.149*	Guaranty Agreement by the Operating Partnership in favor of Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021
10.150*	Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of December 30, 2021
10.151*	Amended & Restated Contribution Agreement by and between the Operating Partnership and Agassiz Hospitality, LLC for the Fargo Property, dated as of January 18, 2022
10.152*	Management Agreement by and between LF3 Fargo Med TRS, LLC and KAJ Hospitality Inc., relating to the Fargo Property, dated as of January 18, 2022
10.153*	Assumption Agreement by and among LF3 Fargo Med, LLC, LF3 Fargo Med TRS, LLC, Legendary A-1 Bonds, LLC and Agassiz Hospitality, LLC, dated as of January 18, 2022
10.154*	Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds, LLC related to the Hampton Fargo Loan, dated as of January 18, 2022

10.155*	Contribution Agreement by and between the Operating Partnership and RLC V RIFC, LLC for the Residence Inn by Marriott Fort Collins, dated as of February 1, 2022
10.156*	Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of February 1, 2022
10.157*	Amended & Restated Contribution Agreement by and between the Operating Partnership and ELP MC Ventures, LLC related to the El Paso Airport Property, dated as of February 8, 2022
10.158*	Management Agreement by and between LF3 El Paso Airport TRS, LLC and Aimbridge Hospitality, LLC related to the El Paso Airport Property, dated as of February 8, 2022
10.159*	Loan Agreement by and among LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC, and Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022
10.160*	Promissory Note by LF3 El Paso Airport, LLC and LF3 El Paso Airport TRS, LLC in favor of Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022
10.161*	Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds related to the Courtyard El Paso Loan, dated as of February 8, 2022
10.162*

Side Letter Agreement by and between Lodging Fund REIT III, Inc., Lodging Fund REIT III OP, LP, APF – Northbrook LLC, and APF – REO, LLC related to the Sheraton Northbrook Loan, dated as of October 19, 2021 (effective as of December 3, 2021)

10.163*	Assignment of Leases and Rents by and between LF3 Northbrook, LLC, LF3 Northbrook TRS, LLC and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021
10.164*

Environmental Indemnity Agreement by and between LF3 Northbrook, LLC, LF3 Northbrook TRS, LLC, the Operating Partnership, and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021

10.165*

Leasehold Mortgage and Security Agreement by and between LF3 Northbrook, LLC, LF3 Northbrook TRS, LLC and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021

10.166*	Pledge Agreement by and between LF3 Northbrook TRS, LLC and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021
10.167*	Pledge Agreement by and between the Operating Partnership and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021
10.168*	Subordination and Attornment Agreement by and between LF3 Northbrook TRS, LLC and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021
10.169*

Joinder to Environmental Indemnity Agreement by and between the Operating Partnership, LF3 Fargo Med, LLC, LF3 Fargo Med TRS, LLC and Agassiz Hospitality, LLC for the Fargo Property, dated as of January 18, 2022

10.170*	Assignment of Rents by and between LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022

10.171*	Mortgage by and between LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.172*	Business Loan Agreement by and between LF3 Fargo Med TRS, LLC, LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.173*	Promissory Note by and between LF3 Fargo Med TRS, LLC, LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.174*	Commercial Guaranty by and between Lodging Fund REIT III TRS, Inc. and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.175*	Commercial Guaranty by and between Lodging Fund REIT III OP, LP and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.176*	Commercial Guaranty by and between Corey Maple and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.177*	Commercial Security Agreement by and between LF3 Fargo Med TRS, LLC, LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.178*	Contribution Agreement by and between the Operating Partnership and Smith/Curry Hotel Group Pineville II, LLC for the Hilton Garden Pineville, dated as of March 21, 2022
10.179*	Assignment of Leases and Rents by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022
10.180*

Deed of Trust, Security Agreement – Financing Statement by LF3 El Paso Airport, LLC and LF3 El Paso Airport TRS, LLC for the benefit of Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022

10.181*

Environmental Indemnity Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC, the Operating Partnership and Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022

10.182*	First Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of February 23, 2022
10.183*	Second Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of March 3, 2022
10.184*	Third Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of March 15, 2022
10.185*	Contribution Agreement by and between the Operating Partnership and Smith/Curry Hotel Group HH-Harris, LLC for the Hilton Garden Charlotte North, dated as of March 21, 2022
10.186*	Loan Agreement by and among LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022

10.187*	Promissory Note by and among LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022
10.188*	Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds related to the Lakewood Loan, dated as of March 24, 2022
10.189*	Assignment of Leases and Rents by and between LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022
10.190*

Environmental Indemnity Agreement by and between LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, the Operating Partnership and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022

10.191*

Deed of Trust, Security Agreement – Financing Statement by LF3 Lakewood, LLC and LF3 Lakewood TRS, LLC in favor of Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022

10.192*	Fourth Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of March 24, 2022
21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Repurchase Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary.

None.

INDEX TO FINANCIAL STATEMENTS

LODGING FUND REIT III, INC. & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lodging Fund REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lodging Fund REIT III, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2022

We have served as the Company's auditor since 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Investment in hotel properties, net of accumulated depreciation of $9,487,728 and $4,712,578	$169,424,775	$100,744,186
Cash and cash equivalents	7,866,401	7,960,159
Restricted cash	6,469,999	4,568,908
Accounts receivable, net	748,364	114,282
Franchise fees, net	1,459,641	955,238
Prepaid expenses and other assets	4,360,555	2,071,708
Total Assets	$190,329,735	$116,414,481

Liabilities and Equity
Debt, net	$103,126,884	$63,924,719
PPP Loans	—	763,100
Accounts payable	1,549,380	670,548
Accrued expenses	2,621,520	1,560,931
Distributions payable	495,657	1,327,912
Due to related parties	2,580,326	1,904,051
Other liabilities	7,499,568	653,292
Total liabilities	117,873,335	70,804,553

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 8,348,310 and 7,611,653 shares issued and outstanding	83,481	76,116
Additional paid-in capital	81,655,994	74,610,627
Accumulated deficit	(43,586,952)	(31,855,995)
Total stockholders' equity	38,152,523	42,830,748
Non-controlling interest - Series B LP Units	(1,563,489)	(1,005,785)
Non-controlling interest - Series GO LP Units	12,498,527	3,784,965
Non-controlling interest - Series T LP Units	21,931,757	—
Non-controlling interest - Common LP Units	1,437,082	—
Total equity	72,456,400	45,609,928
Total Liabilities and Equity	$190,329,735	$116,414,481

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020
Revenues
Room revenue	$26,111,767	$14,333,261
Other revenue	1,000,240	218,145
Total revenue	27,112,007	14,551,406

Expenses
Property operations	12,153,087	5,745,009
General and administrative	6,449,285	4,725,777
Sales and marketing	1,674,557	1,140,689
Franchise fees	2,512,796	1,165,165
Management fees	2,779,715	1,707,943
Acquisition expense	81,963	387,769
Depreciation	4,831,022	3,461,309
Total expenses	30,482,425	18,333,661

Other Income (Expense)
Other income (expense), net	58,564	(314,976)
PPP loan forgiveness	1,684,400	—
Interest expense	(4,560,186)	(3,194,317)
Total other income (expense)	(2,817,222)	(3,509,293)

Net Loss Before Income Taxes	(6,187,640)	(7,291,548)

Income tax benefit	920,965	1,236,185

Net Loss	(5,266,675)	(6,055,363)

Net loss attributable to non-controlling interest - Series B LP Units	(261,540)	(301,521)
Net loss attributable to non-controlling interest - Series GO LP Units	(757,966)	(165,739)
Net loss attributable to non-controlling interest - Common LP Units	(75,618)	—

Net Loss Attributable to Common Stockholders	$(4,171,551)	$(5,588,103)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.52)	$(0.78)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	8,031,965	7,153,035

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
			Additional		Total	Non-controlling Interest
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series T	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	Equity
Balance at December 31, 2019	6,005,743	$60,057	$58,961,101	$(18,396,163)	$40,624,995	$(439,985)	$—	$—	$—	$40,185,010
Issuance of common stock	1,366,589	13,666	13,359,113	—	13,372,779	—	—	—	—	13,372,779
Issuance of GO Units	—	—	—	—	—	—	4,509,194	—	—	4,509,194
Offering costs	—	—	—	(2,851,801)	(2,851,801)	—	(558,490)	—	—	(3,410,291)
Distributions declared ($0.70 per share)	—	—	—	(5,019,927)	(5,019,927)	(264,280)	—	—	—	(5,284,207)
Distributions reinvested	303,511	3,035	2,880,318	—	2,883,353	—	—	—	—	2,883,353
Redemptions	(64,190)	(642)	(589,905)	—	(590,547)	—	—	—	—	(590,547)
Net loss	—	—	—	(5,588,104)	(5,588,104)	(301,520)	(165,739)	—	—	(6,055,363)
Balance at December 31, 2020	7,611,653	$76,116	$74,610,627	$(31,855,995)	$42,830,748	$(1,005,785)	$3,784,965	$—	$—	$45,609,928
Issuance of common stock	407,478	4,074	3,941,223	—	3,945,297	—	—	—	—	3,945,297
Issuance of GO Units	—	—	—	—	—	—	10,736,835	—	—	10,736,835
Issuance of T Units	—	—	—	—	—	—	—	21,931,757	—	21,931,757
Issuance of Common LP Units	—	—	—	—	—	—	—	—	1,521,000	1,521,000
Offering costs	—	—	—	(1,932,301)	(1,932,301)	—	(1,265,307)	—	—	(3,197,608)
Distributions declared ($0.70 per share)	—	—	—	(5,627,105)	(5,627,105)	(296,164)	—	—	(8,300)	(5,931,569)
Distributions reinvested	417,267	4,172	3,959,868	—	3,964,040	—	—	—	—	3,964,040
Redemptions	(88,088)	(881)	(855,724)	—	(856,605)	—	—	—	—	(856,605)
Net loss	—	—	—	(4,171,551)	(4,171,551)	(261,540)	(757,966)	—	(75,618)	(5,266,675)
Balance at December 31, 2021	8,348,310	$83,481	$81,655,994	$(43,586,952)	$38,152,523	$(1,563,489)	$12,498,527	$21,931,757	$1,437,082	$72,456,400

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(5,266,675)	$(6,055,363)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,831,022	3,461,309
Amortization	477,420	281,636
Gain on PPP loan forgiveness	(1,684,400)	—
Paid-in-kind Interest	—	226,988
Loss on disposal of fixed assets	87,178	14,057
Deferred tax assets, net	(997,828)	(1,261,131)
Change in operating assets and liabilities:
Accounts receivable	(634,082)	(6,306)
Franchise fees	(587,500)	(300,000)
Prepaid expenses and other assets	(1,291,019)	813,007
Accounts payable	842,477	159,447
Accrued expenses	1,068,589	993,763
Due to related parties	750,341	672,089
Other liabilities	1,356,079	198,818
Net cash used in operating activities	(1,048,398)	(801,686)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(2,167,243)	(27,190,749)
Improvements and additions to hotel properties	(2,881,728)	(1,622,058)
Net cash used in investing activities	(5,048,971)	(28,812,807)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	13,947,218	13,790,742
Proceeds from lines of credit	2,000,000	6,200,000
Proceeds from PPP loans	921,300	763,100
Principal payments on mortgage debt	(14,062,123)	(641,724)
Principal payments on lines of credit	(1,400,000)	(6,200,000)
Payments of deferred financing costs	(1,284,117)	(650,072)
Proceeds from issuance of common stock	3,945,297	13,372,779
Proceeds from issuance of GO Units	10,736,835	4,509,194
Payments of offering costs	(3,090,352)	(3,457,138)
Payments for shares redeemed	(856,605)	(566,515)
Distributions paid	(2,952,751)	(1,151,177)
Net cash provided by financing activities	7,904,702	25,969,189
Net change in cash, cash equivalents, and restricted cash	1,807,333	(3,645,304)
Beginning Cash, Cash Equivalents, and Restricted Cash	12,529,067	16,174,371
Ending Cash, Cash Equivalents, and Restricted Cash	$14,336,400	$12,529,067

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$4,371,165		$2,315,376
Income taxes paid	$—		$1,963

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of T Units for Aurora property	$6,742,757		$—
Issuance of T Units for El Paso property	$2,100,000		$—
Issuance of T Units for Houston property	$6,910,000		$—
Issuance of T Units for Northbrook property	$6,179,000		$—
Issuance of Common LP Units for Northbrook property	$1,521,000	$
Debt issued for acquisition of Aurora property	$15,000,000		$—
Debt issued for acquisition of El Paso property	$7,900,000		$—
Debt issued for acquisition of Houston property	$13,000,000		$—
Debt issued for acquisition of Northbrook property	$3,700,000		$—
Debt assumed in connection with acquisition of Lubbock Fairfield	$—		$9,998,437
Paid-in-kind interest	$—		$226,988
Offering costs included in accounts payable	$36,355		$(32,568)
Offering costs included in due to related parties	$78,902		$1,303
Offering costs included in accrued expenses	$(8,000)		$(15,582)
Distributions included in due to related parties	$(152,967)		$264,280
Redemptions included in other liabilities	$—		$24,032
Reinvested distributions	$3,964,040		$2,883,353

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$7,960,159		$10,898,556
Restricted cash, beginning of period	4,568,908		5,275,815
Cash, cash equivalents, and restricted cash, beginning of period	$12,529,067		$16,174,371

Cash and cash equivalents, end of period	$7,866,401		$7,960,159
Restricted cash, end of period	6,469,999		4,568,908
Cash, cash equivalents, and restricted cash, end of period	$14,336,400		$12,529,067

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Lodging Fund REIT III, Inc. (“LF REIT III”), was formed on April 9, 2018 as a Maryland corporation. LF REIT III, together with its subsidiaries (the “Company”), was formed for the principal purpose of acquiring, through purchase or contribution, direct or indirect ownership interests in a diverse portfolio of limited-service, select-service, full-service and extended-stay hotel properties located primarily in “America’s Heartland,” which the Company defines as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. LF REIT III has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2018. The Company’s business activities are directed and managed by Legendary Capital REIT III, LLC (the “Advisor”) and its affiliates, which are related parties through common management, pursuant to the Amended and Restated Advisory Agreement (the “Advisory Agreement”), dated June 1, 2018. The Company has no foreign operations or assets and its operating structure includes only one operating and reportable segment.

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and three classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), and Series T Limited Partnership Units (“Series T LP Units”). LF REIT III was the sole general partner of the OP, as of December 31, 2021 and 2020. As of December 31, 2021, there were 152,100 outstanding Common LP Units, no outstanding Interval Units, there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 2,210,411 Series GO LP Units and 2,513,769 Series T LP Units.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in shares of the Company’s common stock in December 2021 (the “Offering”). The Offering is to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of December 31, 2021, the Company had issued and sold 8,500,588 shares of common stock, including 810,079 shares attributable to the DRIP, and received aggregate proceeds of $83.2 million. As of December 31, 2021, the Company had repurchased 152,278 shares, which represents an original investment of $1,522,781 for $1,447,150 under the Company’s Share Repurchase Plan. As of December 31, 2021, $299,286 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheet.

On April 29, 2020, the Company classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of the Company’s board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of December 31, 2021, the Company had not issued or sold any shares of Interval Common Stock. Our board of directors intends to allow the Interval Share Offering to expire on March 31, 2022.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. As of December 31, 2021, the Operating Partnership had issued and sold 2,210,411 Series GO LP Units and received aggregate proceeds of $15.2 million.

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 36 months after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of the conversion. As of December 31, 2021, the Company had recorded an aggregate value of $21.9 million to the Series T LP Units in connection with such property contributions.

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2021, the Operating Partnership had issued and sold 152,100 Common LP Units in connection with a property contribution.

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

During the first quarter of 2020, the global outbreak of COVID-19 was identified and has since spread to nearly every country and territory, including every state in the United States. The COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus continues to adversely impact many industries, with the travel and hospitality industries being particularly adversely affected. Although our hotel properties have remained open through the pandemic, our occupancy levels have been lower than historical levels. The outbreak could have a continued adverse impact on economic and market conditions and could trigger a continued slowdown in leisure and business travel, which is adversely impacting the travel and hospitality industries. Further, increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation resulting from the COVID-19 pandemic may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies, and may continue to adversely affect our hotel operations and financial results. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021, however uncertainty over the ultimate impact COVID-19, including the continued emergence of new strains of COVID-19, such as the Delta and Omicron variant, will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19.

The Company has taken significant measures to mitigate the negative financial and operational impacts of COVID-19 on the Company. The Company has made changes to our business and investment strategies that are expected to enhance the Company’s liquidity and reduce costs, including payment of distributions in stock, in part or in whole, pursuant to the DRIP, deferring most non-essential capital projects, obtaining waivers under and amendments to the Company’s credit agreements.

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

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 40 years for buildings and building improvements and three to seven years for FF&E. Maintenance and repair costs are expensed in the period incurred and major renewals or improvements to the hotel properties are capitalized.

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

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $1,154,540 and $557,881 for the year ended December 31, 2021 and 2020, respectively, and is included in sales and marketing in the consolidated statements of operations.

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

Acquisition Costs—The Company incurs costs during the review of potential hotel property acquisitions including legal fees, environmental reviews, market studies, financial advisory services, and other professional service fees. If the Company does complete a property acquisition, an acquisition fee of up to 1.4% is charged by the Advisor, based on the purchase price of the property plus any estimated PIP costs. For transactions determined to be asset acquisitions, these costs are capitalized as part of the overall cost of the project. For transactions determined to be business combinations, these costs would be expensed in the period incurred. Acquisition-related and acquisition due diligence costs that relate to a property that is not acquired, are expensed and included in acquisition costs on the accompanying consolidated statements of operations. Prior to the ultimate determination of whether a property will be acquired or not, acquisition-related and acquisition due diligence costs are recorded as, and included in, prepaid expenses and other assets on the accompanying consolidated balance sheets.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”) (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. We plan to adopt ASU 2016-02 for the fiscal year ending December 31, 2022, and for interim periods beginning on January 1, 2022. We are currently evaluating the potential impact of the adoption of this new guidance on our consolidated financial statements.

3.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Land and land improvements	$20,034,309	$10,324,772
Building and building improvements	144,883,150	85,213,846
Furniture, fixtures, and equipment	13,986,611	8,927,694
Construction in progress	8,433	990,452
Investment in hotel properties, at cost	178,912,503	105,456,764
Less: accumulated depreciation	(9,487,728)	(4,712,578)
Investment in hotel properties, net	$169,424,775	$100,744,186

As of December 31, 2021, the Company owned eleven hotel properties with an aggregate of 1,364 rooms located in eight states.

Acquisitions of Hotel Properties

The Company acquired four properties during the year ended December 31, 2021 and two properties during the year ended December 31, 2020. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions. The table below outlines the details of the properties acquired each year since inception.

2021 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Courtyard by Marriott (the "Aurora Property")	Select-Service	Aurora, CO	February 4, 2021	141	$23,610,000	(1)	$458,129	$24,068,129	100%
Holiday Inn (the "El Paso Property")	Select-Service	El Paso, TX	May 12, 2021	175	10,300,000	(2)	361,019	10,661,019	100%
Hilton Garden Inn (the "Houston Property")	Select-Service	Houston, TX	August 3, 2021	182	19,910,000	(3)	918,353	20,828,353	100%
Sheraton Hotel (the "Northbrook Property")	Full-Service	Northbrook, IL	December 3, 2021	160	11,400,000	(4)	340,005	11,740,005	100%
				658	$65,220,000		$2,077,506	$67,297,506

2020 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Fairfield Inn & Suites (the "Lubbock Fairfield Inn Property")	Limited-Service	Lubbock, TX	January 8, 2020	101	$15,150,000		$496,431	$15,646,431	100%
Homewood Suites (the "Southaven Property")	Extended-Stay	Southaven, MS	February 21, 2020	99	20,500,000		445,090	20,945,090	100%
				200	$35,650,000		$941,521	$36,591,521

2019 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Hampton Inn & Suites (the "Pineville Property")	Limited-Service	Pineville, NC	March 19, 2019	111	$13,897,358		$303,744	$14,201,102	100%
Hampton Inn (the "Eagan Property")	Limited-Service	Eagan, MN	June 19, 2019	122	13,950,000		278,333	14,228,333	100%
Home2 Suites (the "Prattville Property")	Extended-Stay	Prattville, AL	July 11, 2019	90	14,750,000		356,014	15,106,014	100%
Home2 Suites (the “Lubbock Home2 Property”)	Extended-Stay	Lubbock, TX	December 30, 2019	100	14,150,000		284,776	14,434,776	100%
				423	$56,747,358		$1,222,867	$57,970,225

2018 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Purchased	Rooms	Price		Costs	Total	Interest
Holiday Inn Express (the "Cedar Rapids Property")	Limited-Service	Cedar Rapids, IA	November 30, 2018	83	$7,700,000		$158,333	$7,858,333	100
				83	$7,700,000		$158,333	$7,858,333

(1)	Includes the issuance of $6,742,757 in Series T LP Units of the Operating Partnership.
(2)	Includes the issuance of $2,100,000 in Series T LP Units of the Operating Partnership.
(3)	Includes the issuance of $6,910,000 in Series T LP Units of the Operating Partnership.
(4)	Includes the issuance of $6,179,000 in Series T LP Units and $1,521,000 in Common Limited Partnership Units of the Operating Partnership.

Nine of the hotel properties listed above are subject to a management agreement with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. The Pineville Property is currently being managed on a day-to-day basis by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. The Southaven Property is subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for two (2) successive five-year periods unless terminated earlier in accordance with its terms. The Houston Property is subject to a management agreement with Interstate Management Company, LLC (“Aimbridge”) with an initial term expiring on August 3 of the third full calendar year following the effective date of the agreement. The agreement will automatically renew for additional successive terms of one year each unless terminated earlier in accordance with its terms.

The seller of the Pineville Property, an affiliate of Beacon, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of December 31, 2021, no amounts were owed or paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

2021 Acquisitions

The Courtyard by Marriott in Aurora, Colorado (the “Aurora Property”) was acquired on February 4, 2021 for contractual consideration comprised of $15.0 million in debt, $1.9 million in cash paid at closing and the issuance of $6.7 million in Series T LP Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or at the option of the contributor, up to 48 months, after February 4, 2021, at which point the value will be calculated pursuant to the terms of a Contribution Agreement, dated as of September 1, 2020, as amended on February 4, 2021. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $23.6 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

On May 12, 2021, the Operating Partnership acquired the Holiday Inn El Paso West Sunland Park hotel property in El Paso, Texas (the “El Paso Property”) for contractual consideration comprised of $7.9 million in debt, $300,000 in cash paid at closing and the issuance of $2.1 million in Series T LP Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or in the event the Operating Partnership is then in the process of transacting a sale of the Operating Partnership’s assets or another significant capital event necessitating a conversion is then in process, up to 48 months, after May 12, 2021, at which point the value will be calculated pursuant to the terms of an Amended and Restated Contribution Agreement, dated May 12, 2021. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $10.3 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

On August 3, 2021, the Operating Partnership acquired the Hilton Garden Inn Houston Bush Intercontinental Airport hotel property in Houston, Texas (the “Houston Property”) for contractual consideration comprised of $13.0 million in debt, $719,000 in cash paid at closing and the issuance of $6.9 million Series T LP Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or in the event the Operating Partnership is then in the process of transacting a sale of the Operating Partnership’s assets or another significant capital event necessitating a conversion is then in process, up to 48 months, after August 3, 2021, at which point the value will be calculated pursuant to the terms of the Second Amended and Restated Contribution Agreement, dated August 3, 2021. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $19.9 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable. In connection with the contribution of the Houston Property to the Operating Partnership, and pursuant to the Loan Agreement, dated as of August 3, 2021 (the “Original Loan Agreement”), the LF3 Houston, LLC and TRS Subsidiary (collectively, the “Borrower”) entered into a new $13.0 million loan with Legendary A-1 Bonds, LLC, (the “Original Lender”), which was secured by the  Houston Property (the “Original HGI Houston Loan”). The Original Lender is an affiliate of Legendary Capital REIT III, LLC, the external advisor to the Company (the “Advisor”) which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor. The Original HGI Houston Loan was evidenced by a promissory note and had a fixed interest rate of 7.0% per annum. On September 2, 2021, the proceeds of the New HGI Houston Loan described below were used to refinance the Original HGI Houston Loan, and all outstanding obligations under the Original HGI Houston Loan were repaid in full without any fee or penalty and all commitments and guaranties in connection therewith have been terminated or released. On September 2, 2021, pursuant to the Business Loan Agreement, dated as of September 2, 2021 (the “New Loan Agreement”), the Borrower entered into a new $13.9 million loan with Choice Financial Group (the “New Lender”), which is secured by the Houston Property (the “New HGI Houston Loan”). The New Lender is not affiliated with the Company or the Advisor. The New HGI Houston Loan is evidenced by a promissory note and has a fixed interest rate of 3.85% per annum. The New HGI Houston Loan matures five years after the effective date. The HGI Houston Loan requires monthly payments of interest-only for the first 24 months of the loan, monthly payments of principal and interest for the next 35 months, with the outstanding principal and interest due at maturity. The Borrower has the right to prepay all or a portion of the New HGI Houston Loan at any time without penalty.

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

Pursuant to the New Loan Agreement, the Operating Partnership entered into a Guaranty (the “OP Guaranty”) with the New Lender to guarantee payment when due of the loan amount and the performance of the agreements of Borrower contained in the loan documents, as further described in the OP Guaranty. Further, Corey Maple entered into a Guaranty (the “Maple Guaranty”) with the New Lender to guarantee payment of 50%, when due, of the loan amount and any additional amounts due by the Borrower under the loan documents at that time, as further described in the Maple Guaranty. The Maple Guaranty will be released after the Borrower maintains six consecutive months of principal and interest payments that result in a 1.2x debt service coverage ratio, as defined in the loan documents.

On December 3, 2021, the Operating Partnership acquired the Sheraton Hotel Chicago Northbrook hotel property located in Northbrook, Illinois (the “Northbrook Property”) for contractual consideration comprised of $3.7 million in debt, the issuance by the Operating Partnership of $6.2 million Series T Limited Units of the Operating Partnership and $1.5 million in Common Limited Partnership Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or at the option of the contributor, up to 48 months, after December 3, 2021, at which point the value will be calculated pursuant to the terms of an Amended & Restated Contribution Agreement dated December 3, 2021. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $11.4 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

2020 Acquisitions

On January 8, 2020, the Operating Partnership acquired the Fairfield Inn & Suites by Marriott hotel property in Lubbock, Texas (the “Lubbock Fairfield Inn Property”) for contractual consideration of $15.2 million. In connection with the acquisition, the Company assumed the existing loan secured by the property, which had an outstanding balance of $9.4 million at the time of the transaction. The loan has a fixed interest rate of 4.93% per annum, matures on April 6, 2029, and requires monthly payments of principal and interest with a balloon payment due at maturity. In connection with the acquisition, the Company also entered into an agreement with NHS to manage the property at terms consistent with the Company’s existing agreements with NHS. Additionally, the Company signed a new franchise agreement with Marriott that expires in August 2037.

On February 21, 2020, the Operating Partnership acquired the Homewood Suites by Hilton hotel property in Southaven, Mississippi (the “Southaven Property”) for contractual consideration of $20.5 million. In connection with the acquisition, the Company entered into a $13.5 million term loan. The loan has a fixed interest rate of 3.70% per annum, matures on March 3, 2025, requires monthly payments of interest-only through March 31, 2021, and thereafter requires monthly payments of principal and interest with a balloon payment due at maturity. The loan requires the maintenance of certain financial covenants, and pursuant to the loan agreement, Corey Maple (the “Guarantor”), entered into a Guaranty, which is (i) a full recourse guarantee to the lender in certain circumstances, including the occurrence of certain events, including, without limitation, certain bankruptcy or insolvency proceedings involving the borrower, and (ii) recourse guarantee limited to the payment of all claims, actions, suits, damages, losses, expenses or other obligations actually incurred by the lender as a result of certain “bad boy” events, including criminal acts, fraud or misrepresentation in connection with the loan documents, damage to the collateral caused by gross negligence, reckless or intentional acts or omissions, or certain other intentional acts or omissions of the borrower or Guarantor, all as further described in the Guaranty. In connection with the acquisition the Company also entered a management agreement with Vista to provide property management and hotel operations management services. The agreement has an initial term expiring on February 21, 2025, which automatically renews for two successive five-year periods, unless terminated in accordance with its terms. The Company will pay Vista a base management fee for property management services equal to 3% of the prior month’s gross revenues, a monthly accounting fee of $1,000, and Vista may earn annual incentive management fees if certain growth and operational performance metrics are achieved.

The aggregate purchase price for the hotel properties acquired during the years ended December 31, 2021 and 2020 were allocated as follows:

	December 31,	December 31,
	2021	2020
Land and land improvements	$9,694,077	$2,576,166
Building and building improvements	58,503,137	31,605,174
Furniture, fixtures, and equipment	4,597,353	3,007,846
Total assets acquired	72,794,567	37,189,186

Premium on assumed debt	—	(597,665)
Above market ground lease(1)	(5,497,061)	—
Total liabilities assumed	(5,497,061)	(597,665)
Total purchase price(2)	67,297,506	36,591,521

Assumed mortgage debt	—	9,400,772

Net purchase price	$67,297,506	$27,190,749
(1)	The above market ground lease is recognized on the consolidated balance sheet within Other Liabilities.
(2)	Total purchase price includes purchase price plus all transaction costs.

Above Market Ground Lease

On December 3, 2021, in connection with the purchase of the Northbrook Property, the Company recorded an above market ground lease liability of $5,497,061, which was recognized on the consolidated balance sheet within Other Liabilities. The Company assumed the ground lease 15 years into a 59-year lease maturing in 2065. The yearly base rent, paid monthly, increases 3% every year through maturity.

As of December 31, 2021, the estimated future minimum lease payments related to the above market ground lease for each of the years ending December 31 are as follows:

2022	$428,441
2023	441,294
2024	454,533
2025	468,169
2026	482,214
Thereafter	35,877,341
$38,151,993

4.  PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	December 31,	December 31,
	2021	2020
Franchise fees(1)	$525,000	$175,000
Acquisition costs	541,821	85,959
Deferred tax assets, net	2,464,768	1,466,940
Insurance	464,398	214,903
Other	364,568	128,906
	$4,360,555	$2,071,708

(1)	Prepaid franchise fees paid in relation to the Fargo acquisition, El Paso Airport acquisition, and El Paso HGI property under contract. See Note 13 Subsequent Events.

5.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2021	2020
Property taxes	$1,686,801	$741,539
Interest	357,030	569,197
Other	577,689	250,195
	$2,621,520	$1,560,931

6.  DEBT

Lines of Credit

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit. The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the line of credit was amended to extend the maturity date to May 10, 2021. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2021. On May 6, 2021, the line of credit was amended to extend the maturity date to May 10, 2022. On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. The interest rate as of December 31, 2021 was 4.00%. The line of credit is secured by the Company’s Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership. The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of December 31, 2021, there was a $600,000 balance outstanding on the line of credit.

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

Mortgage Debt

As of December 31, 2021, the Company had $103.9 million in outstanding mortgage debt secured by each of their eleven hotel properties, with maturity dates ranging from May 2023 to April 2029. Nine of the loans have fixed interest rates ranging from 3.70% to 5.33%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 7.00% as of December 31, 2021. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25% per annum, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 7.00% as of December 31, 2021. Collectively, the weighted-average interest rate is 4.92%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period following origination, and generally require a balloon payment due at maturity. As of December 31, 2021 and December 31, 2020, certain mortgage debt was guaranteed by the members of the Advisor. See Note 9 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for additional information regarding debt that was guaranteed by members of the Advisor.

As of December 31, 2021, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. The Company has requested and received a waiver of the financial covenants for the 18-month period ending December 31, 2021. Except as described above for the Pineville Loan, the Company was in compliance with all debt covenants as of December 31, 2021.

Forbearance Agreements and Loan Amendments

On April 17, 2020, the Company entered into a Change In Terms Agreement (the “Cedar Rapids Amendment”), amending the terms of the original Promissory Note (the “Cedar Rapids Note”), dated March 5, 2019 in the original principal amount of $5.9 million. Pursuant to the Cedar Rapids Amendment, the maturity date of the Cedar Rapids Note was extended from March 1, 2024, to September 1, 2024, the requirement to make any replacement reserve deposits was waived until March 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Cedar Rapids Amendment, the lender has also waived the required financial covenants under the terms of the Cedar Rapids Note through December 31, 2020.

On April 17, 2020, the Company entered into a Change In Terms Agreement (the “Eagan Amendment”), amending the terms of the original Promissory Note (the “Eagan Note”), dated June 19, 2019 in the original principal amount of $9.4 million. Pursuant to the Eagan Amendment, the maturity date of the Eagan Note was extended from July 1, 2024, to January 1, 2025, the requirement to make any replacement reserve deposits was waived until June 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Eagan Amendment, the lender has also waived the required financial covenants under the terms of the Eagan Note through December 31, 2020.

On April 22, 2020, the Company entered into a Forbearance Agreement (the “Prattville Forbearance Agreement”),  effective May 1, 2020, amending the terms of the original loan agreement (the “Prattville Loan”), dated July 11, 2019, in the original principal amount of $9.6 million. Pursuant to the Prattville Forbearance Agreement, the Company did not make interest payments that were due and payable during the Prattville Forbearance Period (as defined below) which constituted events of default under the terms of the Prattville Loan (collectively, the “Prattville Projected Events of Default”). However, during the Prattville Forbearance Period, the lender agreed to forbear from exercising any available rights and remedies under the Prattville Loan and other Loan Documents (as defined in the Prattville Loan) to the extent such rights and remedies arise as a result of the Prattville Projected Events of Default. The lender further agreed to defer the interest accrued during the Prattville Forbearance Period such that the accrued interest of $100,878 was paid-in-kind and added to the outstanding principal balance of the loan. The forbearance period (the “Prattville Forbearance Period”) was the period from May 1, 2020 through July 31, 2020.

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

On April 22, 2020, the Company entered into a Forbearance Agreement (the “Southaven Forbearance Agreement”)  effective May 1, 2020, amending the terms of its original loan agreement (the “Southaven Loan”), dated February 21, 2020, in the original principal amount of $13.5 million. Pursuant to the Southaven Forbearance Agreement, the Company did not make interest payments that were due and payable during the Southaven Forbearance Period (as defined below) which constituted events of default under the terms of the Southaven Loan (collectively, the “Southaven Projected Events of Default”). However, during the Southaven Forbearance Period, the lender agreed to forbear from exercising any available rights and remedies under the Southaven Loan and other Loan Documents (as defined in the Southaven Loan) to the extent such rights and remedies arise as a result of the Southaven Projected Events of Default. The lender further agreed to defer the interest accrued during the Southaven Forbearance Period such that the accrued interest of $126,110 was paid-in-kind and added to the outstanding principal balance of the loan. The forbearance period (the “Southaven Forbearance Period”) was the period from May 1, 2020 through July 31, 2020.

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan. The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $1,498,889, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. The Company did not have any required financial covenants under the terms of the Southaven loan in effect as of December 31, 2021.

Paycheck Protection Program (“PPP”) Loans

In April 2020, the Company entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100 (the “Original PPP Loans”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed in March 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of each Original PPP loan was two years, which could be extended to five years at the Company’s election. The interest rate on each PPP loan was 1.0% per annum, which was deferred for a period of time.

In January 2021, the Company entered into six new unsecured promissory notes totaling $716,400, under the Second Draw Paycheck Protection Program (the “Second Draw PPP”) created by the Consolidated Appropriations Act, 2021 (the “CAA Act”), through Western State Bank. The term of each Second Draw PPP loan was five years. The interest rate on each Second Draw PPP loan was 1.0% per annum, which was deferred for the first sixteen months of the term of the loan.

In February 2021, the Company, through its subsidiary LF3 Southaven TRS, LLC (“Southaven TRS”), entered into an unsecured promissory note under the PPP through Western State Bank. The amount of the PPP loan for Southaven TRS was $85,400. The term of the PPP loan was five years. The interest rate on the PPP loan was 1.0% per annum, which was deferred for the first sixteen months of the term of the loan.

In April 2021, the Company, through its subsidiary Southaven TRS, entered into an unsecured promissory note under the Second Draw PPP created by the CAA Act, through Western State Bank (the “Southaven TRS Second Draw PPP”). The term of the Southaven Second Draw PPP loan was five years. The amount of the Southaven TRS Second Draw PPP loan was $119,500. The interest rate on the Southaven TRS Second Draw PPP loan was 1.0% per annum, which was deferred for the first sixteen months of the term of the loan.

Under the terms of the CARES Act and the CAA Act, as applicable, PPP loan recipients and Second Draw PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of such loans. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs, the maintenance of employee and compensation levels and certain other approved expenses. In February 2021, the Company applied for and received 100% forgiveness of all six Original PPP Loans. In June 2021, the Company received forgiveness on the full balance of the Second Draw PPP and Southaven TRS PPP loans. In August 2021, the Company received forgiveness on the full balance of the Southaven TRS Second Draw PPP loan.

The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of December 31, 2021 and 2020 for each of the Company’s mortgage debt obligations.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	December 31,	Maturity	December 31,	December 31,
	2021	Date	2021	2020
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,858,134	$5,858,134
Hampton Inn & Suites - Pineville	5.13%	6/6/2024	8,782,284	8,973,775
Hampton Inn - Eagan	4.60%	1/1/2025	9,277,193	9,317,589
Home2 Suites - Prattville	4.13%	8/1/2024	9,425,085	9,647,085
Home2 Suites - Lubbock	4.69%	10/6/2026	7,573,597	7,792,602
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	9,125,908	9,272,870
Homewood Suites - Southaven	3.70%	3/3/2025	13,343,841	13,586,110
Courtyard by Marriott - Aurora(2)(3)	7.00%	2/5/2024	15,000,000	—
Holiday Inn - El Paso(3)	5.00%	5/15/2023	7,900,000	—
Hilton Garden Inn - Houston(4)	3.85%	9/2/2026	13,947,218	—
Sheraton - Northbrook(3)(5)	7.00%	12/5/2024	3,700,000	—
Total Mortgage Debt			103,933,260	64,448,165
Premium on assumed debt, net			722,905	854,928
Deferred financing costs, net			(2,129,281)	(1,378,374)
Net Mortgage			102,526,884	63,924,719

$3.0 million line of credit(6)	-	11/22/2020	—	—
$5.0 million line of credit(7)	4.00%	5/10/2022	600,000	—
Total Lines of Credit			600,000	—

PPP Loan(8)	-	4/8/2026	—	763,100

Debt, net			$103,126,884	$64,687,819
(1)	Loan is interest-only through April 30, 2022 and is at a fixed rate of interest.
(2)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%.
(3)	Loan is interest-only until maturity.
(4)	Loan is interest-only for the first 24 months after origination.
(5)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%.
(6)	Variable interest rate equal to U.S. Prime Rate plus 1.00%, with a minimum rate of 5.00%. This line of credit was closed in November 2020.
(7)	Variable interest rate equal to U.S. Prime Rate plus 0.50%.
(8)	The Company received forgiveness on the full balance of all PPP loans during the year ended December 31, 2021.

Future Minimum Payments

As of December 31, 2021, the future minimum principal payments on the Company’s debt were as follows:

2022	$2,018,832
2023	9,521,915
2024	43,114,239
2025	21,764,507
2026	19,842,025
Thereafter	8,271,742
104,533,260

Premium on assumed debt, net	722,905
Deferred financing costs, net	(2,129,281)

$103,126,884

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of December 31, 2021 and 2020 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of December 31, 2021 and 2020. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using an estimate of current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of December 31, 2021, the estimated fair value of the Company’s mortgage debt was $103.7 million, compared to the gross carrying value $103.9 million. As of December 31, 2020, the estimated fair value of the Company’s mortgage debt was $67.5 million, compared to the gross carrying value $64.4 million.

8.  INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the periods ended December 31, 2021 and 2020. The Company did not have any uncertain tax positions as of December 31, 2021 and 2020, respectively. For the year ended December 31, 2021 and 2020, all distributions paid were determined to be 100% returns of capital distributions.

The Company’s TRS generated a net operating loss (“NOL”) for the year ended December 31, 2021 and 2020, which can be carried forward to offset future taxable income. As of December 31, 2021 and 2020, the Company had recorded net deferred tax assets of $2,464,768 and $1,466,942, respectively, primarily attributable to its NOLs generated in the current year and prior periods, net of temporary differences primarily related to deprecation. The Company’s NOLs will expire in 2038-2040 for state tax purposes and will not expire for federal tax purposes. As of December 31, 2021 and 2020, the Company had deferred tax assets attributable to NOL carryforwards for federal income tax purposes of $4.2 million and $2.6 million, respectively, and NOL carryforwards for state income tax purposes of $588,661 and $500,450, respectively. As of December 31, 2021, the tax years 2018 through 2021 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

The components of the Company’s income tax benefit are as follows:

	For the Year Ended December 31,
	2021	2020
Federal:
Deferred	$976,040	$1,028,909
State:
Current	(76,861)	—
Deferred	21,786	207,276
Income tax benefit	$920,965	$1,236,185

The provision for income taxes is dervied from the income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the Year Ended December 31,
	2021	%	2020	%
Expected income tax benefit at U.S. Federal statutory rate	$1,299,405	-21.0%	$1,531,225	-21.0%
Tax impact of REIT election	(620,327)	10.0%	(504,981)	6.9%
Expected tax benefit at TRS	679,078	-11.0%	1,026,244	-14.1%

State income tax (expense) benefit, net	(76,859)	1.2%	185,925	-2.5%
Temporary differences - deprecation	(111,547)	1.8%	24,016	-0.3%
Permanent differences - PPP	430,293	-7.0%	-	0.0%

Income tax benefit	$920,965	-14.9%	$1,236,185	-17.0%

As of December 31, 2021 and 2020, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards - Federal	$4,157,396	$2,590,484
Net operating loss carryforwards - State	588,661	500,450
	4,746,057	3,090,934
Deferred Tax Liabilities:
Tax FF&E basis less than book basis - Federal	(1,974,462)	(1,383,589)
Tax FF&E basis less than book basis - State	(306,827)	(240,403)
	(2,281,289)	(1,623,992)

Deferred tax assets, net	$2,464,768	$1,466,942

9.  RELATED PARTY TRANSACTIONS

Legendary Capital REIT III, LLC—Substantially all of the Company’s business is managed by the Advisor and its affiliates, pursuant to the Advisory Agreement. The Advisor is owned by Corey R. Maple and Norman H. Leslie. The Company has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services. The Company reimburses the Advisor and its affiliates, at cost, for certain expenses incurred on behalf of the Company, as described in more detail below. The Advisory Agreement has a term of 10 years, ending in December 2028.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the year ended December 31, 2021 and 2020, were as follows:

	Incurred
	For the Year Ended December 31,
	2021	2020
Fees:
Acquisition fees	$1,036,796	$501,949
Financing fees	1,036,796	501,949
Asset management fees	1,188,607	831,813
Performance fees	160,774	143,466
	$3,422,973	$1,979,177

Reimbursements:
Offering costs	$1,739,185	$1,241,419
General and administrative	2,996,060	2,495,118
Sales and marketing	211,691	185,601
Acquisition costs	106,357	95,597
	$5,053,293	$4,017,735

For the year ended December 31, 2021 and 2020, the Operating Partnership recognized distributions payable to the Advisor in the amount of $296,164 and $264,280, respectively, in connection with the Advisor’s ownership of Series B LP Units. For the year ended December 31, 2021 and 2020, the Company paid distributions in the amount of $46,205 and $31,535 respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. Corey Maple, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama and Southaven, Mississippi, which had original loan amounts of $9.6 million and $13.5 million, respectively, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Norman Leslie, is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. Mr. Maple and Mr. Leslie were also guarantors of the Company’s $3.0 million line of credit, each in the amount of $1.2 million. That line of credit was closed in November 2020. For the years ended December 31, 2021 and 2020, the Company accrued guarantee fees in the amount of $159,414 and $155,508 respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $630,406 remained unpaid at December 31, 2021 and is included in Due to Related Party on the accompanying consolidated balance sheet.

As of December 31, 2021 and 2020, the Company had amounts due and payable to the Advisor and its affiliates of $2,035,708 and $1,720,605, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

NHS, LLC dba National Hospitality Services—NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. NHS provides property management and hotel operations management services for the Company’s hotel properties, pursuant to individual management agreements. The agreements have an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms.

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

Fees and reimbursements earned and payable to, NHS for the year ended December 31, 2021 and 2020, were as follows:

	Incurred		Payable as of
	For the Year Ended December 31,		December 31,	December 31,
	2021	2020	2021	2020
Fees:
Management fees	$663,377	$458,163	$66,407	$36,509
Administrative fees	107,466	70,623	9,461	5,648
Accounting fees	125,592	101,976	12,726	10,701
	$896,435	$630,762	$88,594	$52,858

Reimbursements	$490,792	$271,787	$119,638	$5,530

One Rep Construction, LLC (“One Rep”)—One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2021 and 2020 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the year ended December 31, 2021 and 2020, the Company incurred $61,739 and $176,669 of construction management fees and reimbursements payable to One Rep, respectively. As of December 31, 2021 and 2020, the amounts outstanding and due to One Rep were $8,138 and $34,988, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) – A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie and Mr. Maple, each a director and executive officer of the Company and principal of the Advisor. During the year ended December 31, 2021, A-1 Bonds made a $13.0 million loan to a subsidiary of the Company secured by the Houston Property. The loan was repaid in full on September 2, 2021. See Note 13 Subsequent Events for additional loans made by A-1 Bonds subsequent to December 31, 2021.

10.  FRANCHISE AGREEMENTS

As of December 31, 2021 and 2020, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Common Stock

Initial Offering

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, at a price of $10.00 per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in December 2021, to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company, purchasing shares of common stock at 95% of the then-current share net asset value (“NAV”).

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
Second Quarter 2021	1,465,038	0.175	251,625	1,107,080	1,358,705	853,375
Third Quarter 2021	1,500,023	0.175	1,114,951	1,223,741	2,338,692	122,840
Fourth Quarter 2021	1,527,992	0.175	1,340,091	551,391	1,891,482	(732,378)
	$5,923,269	$0.700	$2,952,751	$3,964,040	$6,916,791	$(1,048,398)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)(4)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2020	$1,204,910	$0.175	$691,604	$418,286	$1,109,890	$(1,141,973)
Second Quarter 2020	1,313,186	0.175	—	—	—	(349,329)
Third Quarter 2020	1,368,309	0.175	213,784	1,410,688	1,624,472	892,326
Fourth Quarter 2020	1,397,802	0.175	245,789	1,054,379	1,300,168	(202,710)
	$5,284,207	$0.700	$1,151,177	$2,883,353	$4,034,530	$(801,686)

(1)	Distributions for the years ended December 31, 2021 and 2020 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from April 1, 2020 through June 30, 2020 were payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from July 1, 2020 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from April 1, 2021 through June 30, 2021 were payable to each stockholder 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from July 1, 2021 through September 30, 2021 were payable to each stockholder as 100% in cash on a monthly basis. Distributions for the period from October 1, 2021 through December 31, 2021 were payable to each stockholder as 100% in cash on a monthly basis.
(2)	Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	During 2019 and through the first quarter of 2020, distributions were paid on a monthly basis. Beginning the second quarter of 2020 through the second quarter of 2021, distributions were paid on a quarterly basis. Beginning in the third quarter of 2021, distributions were paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the tenth day of the following month.
(4)	Distributions for the period from March 1, 2020 through March 31, 2020 and April 1, through June 30, 2020 were paid in July 2020. Distributions for the period from July 1, 2020 through September 30, 2020 were paid in October 2020.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan. The Company repurchased 88,088 shares pursuant to repurchase requests received during the year ended December 31, 2021, which represented an original investment of $880,883 for $856,605. As of December 31, 2021, $299,286 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets. During the year ended December 31, 2020 we repurchased 64,190 shares, which represents an original investment of $641,898 for $590,547. As of December 31, 2021, the Company had $3,070,332 available for eligible repurchases in all of 2022.

Interval Common Stock

Distributions

Holders of shares of Interval Common Stock will be entitled to receive, when and as authorized by the board of directors of the Company and declared by the Company, distributions at a rate equal to 86% of the distribution rate for the Company’s common stock as authorized by the board of directors and declared by the Company. Distributions on the Interval Shares may be paid in cash, capital stock of the Company or a combination of cash and capital stock of the Company as determined by the board of directors and will be paid at such times as distributions are paid to the holders of common stock.

Repurchase Plan

The board of directors has adopted a repurchase plan for the Interval Common Stock (the “Repurchase Plan”). The Repurchase Plan is generally available to holders of Interval Common Stock who have held their shares of Interval Common Stock (“Interval Shares”) for at least one year. The Repurchase Plan provides that so long as the Repurchase Reserve (defined below) exists, the Company will repurchase up to the lesser of (i) 5% of the aggregate value of the Interval Shares (“Interval Shares Value”) on the last day of the same calendar quarter of the preceding year and (ii) 5% of the Interval Shares Value on the last day of the preceding calendar quarter. After the Repurchase Reserve has been exhausted, the Company will limit repurchases of Interval Shares to repurchases that can be made with the net proceeds from the dividend reinvestment plan for the Interval Shares received in the prior calendar year up to the lesser of (i) 1.25% per calendar quarter and (ii) 5% per calendar year of the Interval Shares Value. The limitations described in this paragraph are referred to as the “Repurchase Limitations.”

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

Interval Share Offering

The Company is offering up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share. As of December 31, 2021, the Company had not issued or sold any shares of Interval Common Stock. See Note 13.

Non-Controlling Interests

The Operating Partnership currently has four classes of Limited Partner Units which include the Common LP Units, the Series B LP Units, the Series T LP Units and the GO Limited Units. The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects.

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any Series T LP Units issued may have different allocations and distributions than other Series T LP Units. The Series T LP Units are eligible for conversion into Common LP Units beginning 36 months after their issuance, and will automatically convert into Common LP Units upon other events. As of December 31, 2021, the Company had recorded an aggregate value of $21.9 million to the Series T LP Units in connection with such property contributions.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. As of December 31, 2021, the Operating Partnership had issued and sold 2,210,411 Series GO LP Units and received aggregate proceeds of $15.2 million.

Non-Controlling Interest – Series B LP Units

Distributions

Under the Operating Partnership Agreement, the Advisor, as the Series B Limited Partner, will receive, from the Operating Partnership, distributions as follows: (a) for all years, an amount equal to 5.0% of the total of (i) the total distributions made to the Partners (other than the Series B Limited Partner) and (ii) the total distributions made to the Series B Limited Partner, after the Partners (other than the Series B Limited Partner) have received a 6.0% cumulative, but not compounded, return on their original capital contributions, and (b) for the year of liquidation or other cessation of the General Partner or the Partnership, an amount equal to 5.0% of the original capital contributions made by the Partners, after the Partners (other than the Series B Limited Partner) have received a return of their capital contributions plus a six percent (6%) cumulative, but not compounded return from all distributions.

Series B LP Unit Offering

As of December 31, 2021, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2021, the Operating Partnership had issued and sold 152,100 Common LP Units in connection with the Northbrook Property acquisition.

12.  COMMITMENTS AND CONTINGENCIES

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

Property Acquisitions

The seller of the Pineville Property, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of December 31, 2021, no additional consideration had paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

In November 2019, the Company entered into a purchase agreement, to acquire three hotel properties in Pennsylvania, from a third party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement. The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers seek the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit. The lawsuit is in an early stage and the likelihood of any material loss in connection with the case cannot be determined at this time. As a result, no amount was recorded related to this matter as of December 31, 2021, the Earnest Money remained in escrow and is included in restricted cash on the accompanying consolidated balance sheets.

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

See Note 13 for a description of the contribution agreements entered into subsequent to December 31, 2021.

The Company is still conducting its diligence review with respect to each of these properties. These pending acquisitions are subject to the Company’s completion of satisfactory due diligence and other closing conditions. There can be no assurance the Company will complete any or all of these pending property contributions on the contemplated terms, or at all.

13.  SUBSEQUENT EVENTS

Distributions Paid

On January 10, 2022, the Company paid cash distributions totaling $297,905 and DRIP distributions totaling $189,453 paid in shares of Common Stock in the Company and cash distributions totaling $8,300 for Common Limited Units of the Operating Partnership for daily record dates in the period from December 1, 2021 through December 31, 2021.

On February 1, 2022, the Company declared cash distributions totaling $302,840 and DRIP distributions totaling $187,360, cash distributions totaling $8,873 for Common Limited Units of the Operating Partnership and cash distributions totaling $672 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates January 1 through January 31, 2022 to holders of record on each calendar day of such period. The distribution declared for January 2022 was paid on February 10, 2022.

On March 3, 2022, we declared cash distributions totaling $305,211 and DRIP distributions totaling $189,429, cash distributions totaling $28,997 for Common Limited Units of the Operating Partnership and cash distributions totaling $5,105 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates February 1 through February 28, 2022 to holders of record on each calendar day of such period. The distribution declared for February 2022 was paid on March 10, 2022.

Recent Property Acquisitions

Hampton Inn & Suites Fargo Medical Center – Fargo, North Dakota

On January 18, 2022, the Operating Partnership acquired a Hampton Inn & Suites hotel property in Fargo, North Dakota (the “Fargo Property”) pursuant to an Amended and Restated Contribution Agreement (the “Fargo Amended Contribution Agreement”), dated as of the same date. The aggregate consideration under the Fargo Amended Contribution Agreement was $11.4 million plus closing costs of approximately $0.3 million, subject to adjustment as provided in the Fargo Amended Contribution Agreement. The consideration consists of a loan (the “Original Hampton Fargo Loan”) assumed by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $7.2 million secured by the Fargo Property, the issuance by the Operating Partnership of approximately $4.05 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of $150,000 in cash. The assumed loan had a fixed interest rate of 7.0% per annum and matures on October 3, 2022, which could be extended by the Company for an additional one-year term upon satisfaction of certain conditions contained in the assumed loan agreement, including no then-existing event of default. On February 23, 2022, pursuant to the Business Loan Agreement, dated as of February 23, 2022 (the “New Loan Agreement”), the Company entered into a new $7.4 million loan with Western State Bank (the “New Lender”), which is secured by the Hampton Fargo (the “New Hampton Fargo Loan”). The New Lender is not affiliated with the Company or the Advisor. The New Hampton Fargo Loan is evidenced by a promissory note and has a fixed interest rate of 4.00% per annum. The New Hampton Fargo Loan matures five years after the effective date. The New Hampton Fargo Loan requires monthly payments of principal and interest, with the outstanding principal and interest due at maturity. The New Hampton Fargo Loan will move to monthly interest-only payments for 12 months once the PIP funds are placed on deposit with the New Lender and work on the PIP begins. The Company has the right to prepay all or a portion of the New Hampton Fargo Loan at any time without penalty. The Company used the proceeds of the New Hampton Fargo Loan to repay in full the Original Hampton Fargo Loan described above.

The New Loan Agreement requires the maintenance of covenants concerning an annual debt service coverage ratio beginning for each fiscal year beginning December 31, 2023, the maintenance of a replacement reserve account beginning 30 days after loan origination and the monthly escrow for property taxes as further described in the New Loan Agreement. The New Loan Agreement contains customary events of default, including payment defaults, as further described therein. If an event of default occurs under the New Loan Agreement, the New Lender may accelerate the repayment of amounts outstanding under the New Loan Agreement and exercise other remedies subject, in certain instances, to the expiration of applicable cure periods.

Pursuant to the New Loan Agreement, the Operating Partnership entered into a Guaranty (the “OP Guaranty”) with the New Lender to guarantee payment when due of the loan amount and the performance of the agreements of Borrower contained in the loan documents, as further described in the OP Guaranty. Further, Corey Maple, a director and executive officer of the Company, entered into a Guaranty (the “Maple Guaranty”) with the New Lender to guarantee payment, when due, of the loan amount and any additional amounts due by the Borrower under the loan documents at that time, as further described in the Maple Guaranty.

In connection with the acquisition, the Company entered into a Management Agreement with KAJ Hospitality Inc. (“KAJ”) (the “KAJ Management Agreement”) to provide property management and hotel operations management services for the Fargo Property. The KAJ Management Agreement has an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms. Pursuant to the KAJ Management Agreement, the Company agrees to pay to KAJ a management fee equal to 3.0% of total revenues plus an accounting fee of $14.00 per room for accounting services, payable monthly. KAJ may also receive incentive management fees if certain performance metrics are achieved. The Company also reimburses KAJ for certain costs of operating the property incurred on behalf of the Company. All reimbursements are paid to KAJ at cost. The KAJ Management Agreement may be terminated upon the occurrence of an Event of Default (as defined in the KAJ Management Agreement), subject in certain cases to applicable notice and cure periods as described in the KAJ Management Agreement. The Company may terminate the KAJ Management Agreement if certain performance metrics are not met by KAJ.

The Company funded the acquisition of the Fargo Property with proceeds from its ongoing private offerings, Series T LP Units issued to the Contributor as described above, and an assumed loan secured by the Fargo Property. The Fargo Property is a 90-room property.

Courtyard El Paso Airport – El Paso, Texas

On February 8, 2022, the Operating Partnership acquired a Courtyard by Marriott hotel property in El Paso, Texas (the “El Paso Airport Property”) pursuant to an Amended and Restated Contribution Agreement (the “El Paso Airport Amended Contribution Agreement”), dated as of the same date. The aggregate consideration under the El Paso Airport Amended Contribution Agreement was $15.21 million plus closing costs of approximately $0.3 million, subject to adjustment as provided in the El Paso Airport Amended Contribution Agreement. The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $9.99 million secured by the El Paso Airport Property, the issuance by the Operating Partnership of approximately $4.6 million in Common Limited Units of the Operating Partnership, and the payment by the Operating Partnership of $620,000 in cash. The new loan has a fixed interest rate of 7.0% per annum and matures on February 7, 2023, which may be extended by the Company for an additional one-year term upon satisfaction of certain conditions contained in the new loan agreement, including no then-existing event of default. The new loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. The Company has the right to prepay the new loan in full at any time without a fee. The new loan requires Borrower to fund an insurance and tax reserve account at closing.

In connection with the acquisition, the Company entered into a Management Agreement with Aimbridge Hospitality, LLC (“Aimbridge”) (the “Aimbridge Management Agreement”) to provide property management and hotel operations management services for the El Paso Airport Property. The Aimbridge Management Agreement has an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms. Pursuant to the Aimbridge Management Agreement, the Company agrees to pay to Aimbridge a management fee equal to 3% of total revenues, an accounting fee of $3,000 for accounting services, payable monthly, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2023. Aimbridge will also receive additional fees of $2,550 per month for customized accounting services, revenue management and digital marketing, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2023. Aimbridge may also receive incentive management fees if certain performance metrics are achieved. The Company also reimburses Aimbridge for certain costs of operating the property incurred on behalf of the Company. All reimbursements are paid to Aimbridge at cost. The Aimbridge Management Agreement may be terminated upon the occurrence of an Event of Default (as defined in the Aimbridge Management Agreement), subject in certain cases to applicable notice and cure periods as described in the Aimbridge Management Agreement. The Company may terminate the Aimbridge Management Agreement in connection with the sale of the El Paso Airport Property upon at least ninety days’ written notice to Aimbridge and the payment of a termination fee, the amount of which varies depending on the timing of such termination.

The Company funded the acquisition of the El Paso Airport Property with proceeds from its ongoing private offerings, Common Limited Units issued to the Contributor as described above, and a new loan secured by the El Paso Airport Property. The El Paso Airport Property is a 90-room property.

Fairfield Inn & Suites Denver Southwest Lakewood – Lakewood, Colorado

On March 29, 2022, the Operating Partnership acquired a Fairfield Inn & Suites hotel property in Lakewood, Colorado (the “Lakewood Property”) pursuant to an Amended Contribution Agreement (the “Lakewood Amended Contribution Agreement”), dated as of March 22, 2022. The aggregate consideration under the Lakewood Amended Contribution Agreement was $19.4 million plus closing costs of approximately $0.4 million, subject to adjustment as provided in the Lakewood Amended Contribution Agreement. The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $12.61 million secured by the Lakewood Property, the issuance by the Operating Partnership of approximately $6.238 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of $552,000 in cash, the use and disbursement of, which is subject to the review and discretion of the Operating Partnership. The new loan has a fixed interest rate of 7.0% per annum and matures on March 28, 2023, which may be extended by us for an additional one-year term upon satisfaction of certain conditions contained in the new loan agreement, including no then-existing event of default. The new loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. The Company has the right to prepay the new loan in full at any time without a fee. The new loan requires Borrower to fund an insurance and tax reserve account at closing.

In addition to the $12.61 million loan, there is a $1.235 million loan guaranteed by RLC-VI Lakewood, LLC and Rockies Lodging Capital, LLC with a fixed interest rate of 7.0% per annum and matures on May 28, 2022 with the ability to extend to June 28, 2022. Any amount not repaid as of June 28, 2022 will be offset by Series T LP Units previously issued to the Contributor at a rate of 1.75:1 at the time of the conversion event, as defined in the Lakewood Amended Contribution Agreement, and the conversion cap rate, as defined in the Lakewood Amended Contribution Agreement, will increase to 8.75%.

In connection with the acquisition, the Company entered into a Management Agreement with NHS, LLC dba National Hospitality Services (“NHS”), an affiliate of the Advisor which is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor, to provide property management and hotel operations management services for the Lakewood Property. The agreement has an initial term expiring on December 31, 2027, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms. NHS earns a monthly base management fee for property management services equal to 3% of gross revenue, an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. The Company will also reimburse NHS for certain costs of operating the property incurred on behalf of the Company. All reimbursements are paid to NHS at cost, and the agreement can be terminated at any time without liquidated damages.

The Company funded the acquisition of the Lakewood Property with proceeds from its ongoing private offerings, Series T LP Units issued to the Contributor as described above, and a new loan secured by the Lakewood Property. The Lakewood Property is a 142-room property.

Properties Under Contract

On February 1, 2022, the Operating Partnership and RLC V RIFC, LLC (the “RI Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “RI Contribution Agreement”), pursuant to which the RI Contributor agreed to contribute the 113-room Residence Inn by Marriott Fort Collins hotel in Fort Collins, Colorado (the “RI Hotel Property”) to the Operating Partnership. The RI Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the RI Hotel Property under the RI Contribution Agreement is $17,700,000 plus closing costs, subject to adjustment as provided in the RI Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the RI Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the RI Contribution Agreement, the Operating Partnership deposited $100,000 into escrow as earnest money pending the closing or termination of the RI Contribution Agreement. Except in certain circumstances described in the RI Contribution Agreement, if the Operating Partnership fails to perform its obligations under the RI Contribution Agreement, it will forfeit the earnest money.

On February 1, 2022, the Operating Partnership and RLC-IV CYFC, LLC (the “CY Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “CY Contribution Agreement”), pursuant to which the CY Contributor agreed to contribute the 112-room Courtyard by Marriott Fort Collins hotel in Fort Collins, Colorado (the “CY Hotel Property”) to the Operating Partnership. The CY Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the CY Hotel Property under the CY Contribution Agreement is $15,000,000 plus closing costs, subject to adjustment as provided in the CY Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the CY Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the CY Contribution Agreement, the Operating Partnership deposited $100,000 into escrow as earnest money pending the closing or termination of the CY Contribution Agreement. Except in certain circumstances described in the CY Contribution Agreement, if the Operating Partnership fails to perform its obligations under the CY Contribution Agreement, it will forfeit the earnest money.

On March 21, 2022, the Operating Partnership and Smith/Curry Hotel Group HH-Harris, LLC (the “Charlotte HGI Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Charlotte HGI Contribution Agreement”), pursuant to which the Charlotte HGI Contributor agreed to contribute the 112-room Hilton Garden Charlotte North hotel in Charlotte, North Carolina (the “Charlotte HGI Hotel Property”) to the Operating Partnership. The Charlotte HGI Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Charlotte HGI Hotel Property under the Charlotte HGI Contribution Agreement is $15,000,000 plus closing costs, subject to adjustment as provided in the Charlotte HGI Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Charlotte HGI Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and cash at closing. As required by the Charlotte HGI Contribution Agreement, the Operating Partnership deposited $100,000 into escrow as earnest money pending the closing or termination of the Charlotte HGI Contribution Agreement. Except in certain circumstances described in the Charlotte HGI Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Charlotte HGI Contribution Agreement, it will forfeit the earnest money.

On March 21, 2022, the Operating Partnership and Smith/Curry Hotel Group Pineville II, LLC (the “Pineville HGI Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Pineville HGI Contribution Agreement”), pursuant to which the Pineville HGI Contributor agreed to contribute the 113-room Hilton Garden Pineville hotel in Pineville, North Carolina (the “Pineville HGI Hotel Property”) to the Operating Partnership. The Pineville HGI Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Pineville HGI Hotel Property under the Pineville HGI Contribution Agreement is $10,700,000 plus closing costs, subject to adjustment as provided in the Pineville HGI Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Pineville HGI Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and cash at close. As required by the Pineville

HGI Contribution Agreement, the Operating Partnership deposited $100,000 into escrow as earnest money pending the closing or termination of the Pineville HGI Contribution Agreement. Except in certain circumstances described in the Pineville HGI Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Pineville HGI Contribution Agreement, it will forfeit the earnest money.

The Company is still conducting its diligence review with respect to each of these properties. These pending acquisitions are subject to its completion of satisfactory due diligence and other closing conditions. There can be no assurance the Company will complete any or all of these pending property contributions on the contemplated terms, or at all.

Status of the GO Unit Offering

Our board of directors terminated the GO Unit Offering as of February 14, 2022. With the exception of pending subscription agreements submitted before February 14, 2022, but not yet admitted, from the inception of the offering through termination, we had issued and sold 3,104,979 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $21.4 million.

Status of the Offering

Our board of directors extended the term of the Offering to May 31, 2023. As of March 30, 2021, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 8,814,430 shares of common stock, including 869,543 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $84.8 million.

Status of the Interval Share Offering

Our board of directors intends to allow the Interval Share Offering to expire on March 31, 2022.

Series T LP Units

On January 18, 2022, the Operating Partnership issued 405,130 Series T LP Units in connection with the contribution of the Fargo Property. On March 29, 2022, the Operation Partnership issued 623,800 Series T LP Units in connection with the contribution of the Lakewood Property.

Common LP Units

On February 8, 2022, the Operating Partnership issued 460,000 Common LP Units in connection with the contribution of the El Paso Airport Property.

******

LODGING FUND REIT III, INC. - SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2021

						Costs
						Capitalized
						Subsequent to
				Initial Cost		Acquisition	Gross Amounts at End of Year
					Building,	Building,		Building,
				Land and	Building	Building	Land and	Building
	Date	Number		Land	Improvements	Improvements	Land	Improvements		Accumulated	Depreciable
Description	Acquired	of Rooms	Encumbrances	Improvements	and FF&E	and FF&E	Improvements	and FF&E	Total(1)	Depreciation	Lives
Holiday Inn Express - Cedar Rapids, IA	Nov - 2018	83	$5,858,134	$1,536,966	$6,321,367	$876,471	$1,547,077	$7,197,838	$8,744,915	$(916,241)	3 - 40 yrs.
Hampton Inn & Suites - Pineville, NC	Mar - 2019	111	8,782,284	2,014,533	12,327,740	1,184,200	2,014,533	13,511,940	15,526,473	(1,265,399)	3 - 40 yrs.
Hampton Inn - Eagan, MN	Jun - 2019	122	9,277,193	1,691,813	12,536,520	275,931	1,691,813	12,812,451	14,504,264	(1,303,378)	3 - 40 yrs.
Home2 Suites - Prattville, AL	Jul - 2019	90	9,425,085	1,691,954	13,414,060	34,149	1,691,954	13,448,209	15,140,163	(1,168,799)	3 - 40 yrs.
Home2 Suites - Lubbock, TX	Dec - 2019	100	7,573,597	803,229	13,906,502	25,265	803,229	13,931,767	14,734,996	(1,090,062)	3 - 40 yrs.
Fairfield Inn & Suites - Lubbock, TX	Jan - 2020	101	9,125,908	982,934	15,261,162	2,289	982,934	15,263,451	16,246,385	(1,246,039)	3 - 40 yrs.
Homewood Suites - Southaven, MS	Feb - 2020	99	13,343,841	1,593,232	19,351,858	26,158	1,593,232	19,378,016	20,971,248	(1,250,542)	3 - 40 yrs.
Courtyard by Marriott - Aurora, CO	Feb - 2021	141	15,000,000	4,400,098	19,668,031	171,681	4,400,098	19,839,712	24,239,810	(660,831)	3 - 40 yrs.
Holiday Inn - El Paso, TX	May - 2021	175	7,900,000	1,747,553	8,913,467	29,335	1,747,553	8,942,802	10,690,355	(311,777)	3 - 40 yrs.
Hilton Garden Inn - Houston, TX	Aug - 2021	182	13,947,218	3,168,376	17,659,977	40,575	3,168,376	17,700,552	20,868,928	(231,936)	3 - 40 yrs.
Sheraton Hotel - Northbrook, IL	Dec - 2021	160	3,700,000	378,051	16,859,016	7,899	378,051	16,866,915	17,244,966	(42,724)	3 - 40 yrs.
		1,364	$103,933,260	$20,008,739	$156,219,700	$2,673,953	$20,018,850	$158,893,653	$178,912,503	$(9,487,728)
(1)The aggregate cost for federal income tax purposes is approximately $177.9 million at December 31, 2021 (unaudited).

Investment in Real Estate:	2021	2020
Balance at beginning of period	$105,456,764	$66,664,020
Acquisitions	72,794,569	37,189,186
Improvements	661,170	1,603,558
Balance at end of period	$178,912,503	$105,456,764

Accumulated Depreciation:	2021	2020
Balance at beginning of period	$(4,712,578)	$(1,255,712)
Depreciation expense	(4,831,022)	(3,461,309)
Asset write-offs	55,872	4,443
Balance at end of period	$(9,487,728)	$(4,712,578)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LODGING FUND REIT III, INC.

Date: March 31, 2022	By:	/s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer, Secretary and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date	Name and Title

March 31, 2022	/s/ Corey R. Maple
Corey R. Maple, Chairman of the Board, Chief Executive Officer, Secretary and Director (principal executive officer)

March 31, 2022	/s/ Samuel C. Montgomery
Samuel C. Montgomery, Chief Financial Officer (principal financial officer and principal accounting officer)

March 31, 2022	/s/ Norman H. Leslie
Norman H. Leslie, President, Chief Investment Officer, Treasurer and Director

March 31, 2022	/s/ David G. Ekman
David G. Ekman, Director

March 31, 2022	/s/ Brian Hagen
Brian Hagen, Director

March 31, 2022	/s/ Jeffrey T. Leighton
Jeffrey T. Leighton, Director

March 31, 2022	/s/ Perry Rynders
Perry Rynders, Director