Form 10-K/A
period 2021-12-31
Lodging Fund REIT III, Inc.
filed 2022-04-21
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s shares of common stock. On June 1, 2018 the registrant launched its ongoing private offering of its shares of common stock, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were 8,069,405 shares of common stock held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2022, there were 8,662,152 outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2022.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment") to the Annual Report on Form 10-K of Lodging Fund REIT III, Inc. and subsidiaries (the "Company") for the fiscal year ended December 31, 2021 (the "Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2022, is being filed for the sole purpose of including language from the introductory portion of paragraph 4 as well as paragraph 4(b) of the Section 302 certifications regarding the Company's internal control over financial reporting.

Other than as expressly set forth above, no changes have been made in this Amendment to amend, modify or restate any other information or disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the original filing of the Form 10-K. As a result, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 continues to speak as of March 31, 2022. This Amendment should be read in conjunction with the Company's Form 10-K and other Company filings made with the SEC.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.3

Bylaws, dated of as April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 12, 2019)

3.4

Limited Partnership Agreement of the Operating Partnership, dated as of April 11, 2018 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

3.5

First Amendment to Limited Partnership Agreement of the Operating Partnership, effective as of April 29, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

3.6

Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of June 15, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2020)

3.7

First Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of February 4, 2021 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

3.8

Second Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of May 12, 2021 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

3.9

Third Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 3, 2021 (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

3.10+	Fourth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of December 3, 2021

3.11+	Fifth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of January 18, 2022

3.12+	Sixth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of March 24, 2022

4.1	Dividend Reinvestment Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

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

10.75

First Amendment to Management Agreement, dated August 14, 2020, by and among the Company, LF3 Prattville TRS, LLC and NHS LLC dba National Hospitality Services (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.76

Amended and Restated Term Loan Note issued to Wells Fargo Bank, National Association, relating to the Southaven Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.77

First Amendment to Loan Agreement with Wells Fargo Bank, National Association, relating to the Southaven Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.78

First Amendment to Guaranty between Corey R. Maple and Wells Fargo Bank, National Association, relating to the Southaven Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.79

Amended and Restated Term Loan Note issued to Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.80

First Amendment to Loan Agreement with Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.81

First Amendment to Guaranty between Corey R. Maple and Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.82

First Amendment to Guaranty between Corey R. Maple and Wells Fargo Bank, National Association, relating to the Prattville Property, dated as of August 14, 2020 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020)

10.83

First Amendment to Contribution Agreement, dated as of November 30, 2020, by and between the Operating Partnership and LN Hospitality Denver, LLC for the Aurora Property (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.84

Amended and Restated Contribution Agreement, dated as of January 29, 2021, by and between the Operating Partnership and LN Hospitality Denver, LLC for the Aurora Property (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.1

Loan Agreement by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.1 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.2

Promissory Note issued by LF3 Aurora, LLC and LF3 Aurora TRS, LLC to Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.2 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.3

Fee and Leasehold Deed of Trust and Security Agreement by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.3 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.4

Guaranty Agreement, by and among Access Point Financial, LLC, LF3 Aurora, LLC, LF3 Aurora TRS, LLC and the Company, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.4 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.5

Environmental Indemnity Agreement, by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC, and the Company, to Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.5 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.6

Assignment of Leases and Rents by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.6 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.7

Agreement for Subordination of Payments to Related Parties by and among LF3 Aurora, LLC, LF3 Aurora TRS, LLC and Access Point Financial, LLC, relating to the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.7 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.8

Pledge Agreement by and between Lodging Fund REIT III OP, LP and Access Point Financial, LLC relating to LF3 Aurora, LLC and the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.8 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.9

Pledge Agreement by and between Lodging Fund REIT III TRS, Inc. and Access Point Financial, LLC relating to LF3 Aurora TRS, LLC and the Aurora Property, dated as of February 4, 2021 (incorporated by reference to Exhibit 10.85.9 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.85.10

Acknowledgement of CoPACE Assessment by and between LN Hospitality Denver, LLC and LF3 Aurora, LLC to Twain Funding I, LLC, relating to the Aurora Property, dated as of February 3, 2021 (incorporated by reference to Exhibit 10.85.10 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.86

Contribution Agreement, dated as of January 8, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.87

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of January 19, 2021 (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.95

Contribution Agreement, dated as of February 17, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.96	Form of Services Agreement with NHS dba National Hospitality Services (incorporated by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.97

Letter Agreement between Midland Loan Services, LF3 Lubbock Expo, LLC and LF3 Lubbock Expo TRS, LLC regarding the Lubbock Fairfield Inn loan, dated as of March 2, 2021 (incorporated by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.99

Limited Consent and Waiver Agreement, dated February 16, 2021 between Wells Fargo Bank, National Association, LF3 Prattville, LLC, LF3 Prattville TRS, LLC, and Corey R. Maple regarding the Prattville Property loan (incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.100

Limited Consent and Waiver Agreement, dated February 16, 2021 between Wells Fargo Bank, National Association, LF3 Southaven, LLC, LF3 Southaven TRS, LLC, and Corey R. Maple regarding the Southaven Property loan (incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.101

Consent to PPP Loan Agreement, dated March 5, 2021 between Wells Fargo Bank, National Association, LF3 Lubbock Expo, LLC, Lodging Fund REIT III, Inc., and Lodging Fund REIT III OP, LP regarding to the Lubbock Fairfield Inn loan (incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.102

Side Letter Agreement, dated May 18, 2020 between Wells Fargo Bank, National Association, LF Pineville, LLC, LF3 Pineville TRS, LLC, and Norman H. Leslie regarding the Pineville Property loan. (incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.103

Amended and Restated Contribution Agreement, dated as of April 1, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

10.104

First Amendment to Contribution Agreement dated as of April 28, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.105

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of May 6, 2021 (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.106

Amended and Restated Contribution Agreement, dated as of May 12, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.107

Loan Agreement between LF3 El Paso, LLC, LF3 El Paso TRS, LLC, and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.108

Special Warranty Deed between HD Sunland Park Property LLC and LF3 El Paso, LLC, relating to the EL Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.109

Continuing Guaranty by Lodging Fund REIT III OP, LP in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.110

Assignment, Consent and Subordination of Management Agreement by and among LF3 El Paso, LLC, LF3 El Paso TRS, LLC, Elevation Hotel Management, LLC and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.111

Assignment and Assumption of Management Agreement, by and between HD Sunland Park Property, LLC and LF3 El Paso TRS, LLC, and LF3 El Paso, LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.112

Environmental Indemnity Agreement by LF3 El Paso, LLC and LF3 El Paso TRS, LLC in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.113

Loan Assumption Agreement by and among HD Sunland Park Property, L.L.C., LF3 El Paso, LLC, LF3 El Paso TRS, LLC, and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.114

Carve Out Guaranty by Corey R. Maple in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.31 to the Company's Quarterly report on Form 10-Q filed August 13, 2021)

10.115

Deposit Account Control Agreement by and among LF3 El Paso TRS, LLC, EPH Development Fund LLC and Wells Fargo Bank, National Association, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.116

Continuing Guaranty by Lodging Fund REIT III OP, LP in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (as amended) (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.117

Second Amendment to the Contribution Agreement dated as of June 18, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.118

Hotel Management Agreement between HD Sunland Park Property, L.L.C. and Elevation Hotel Management, L.L.C., relating to the El Paso Property, dated as of November 29, 2018 (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.119

First Amendment to the Hotel Management Agreement between HD Sunland Park Property, L.L.C. and Elevation Hotel Management, L.L.C., relating to the El Paso Property, dated as of December 19, 2020 (incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.120

First Amendment to the Contribution Agreement dated as of May 28, 2021, by and between the Operating Partnership and HCNA Enterprises, Inc. for the Corpus Christi Fairfield Inn Property (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.121

First Amendment to the Contribution Agreement dated as of May 18, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.122

Second Amended and Restated Contribution Agreement, dated as of August 3, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.123

Loan Agreement between LF3 Houston, LLC, LF3 Houston TRS, LLC, and Legendary A-1 Bonds, LLC relating to the Houston Hilton Garden Inn Property, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.124

Continuing Guaranty by Lodging Fund REIT III, OP, LP in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.125

Assignment of Leases and Rents by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.126

Deed of Trust, Security Agreement and Financing Statement by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.127

Environmental Indemnity Agreement by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.128

Management Agreement by and between LF3 Houston TRS, LLC and Interstate Management Company, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.129

Third Amendment to the Contribution Agreement dated as of July 2, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.130

Promissory Note issued by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC relating to the Houston Hilton Garden Inn Property, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.131

Business Loan Agreement between LF3 Houston, LLC and LF3 Houston TRS, LLC and Choice Financial Group relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.132

Promissory Note between LF3 Houston, LLC and LF3 Houston TRS, LLC and Choice Financial Group, relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.133

Commercial Guaranty by Lodging Fund REIT III OP, LP in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.134

Commercial Guaranty by Corey Maple in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.135

Deed of Trust by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.136

Agreement to Provide Insurance between LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.137

Contribution Agreement dated as of September 20, 2021, by and between the Operating Partnership and APF – Northbrook LLC for the Northbrook Property (incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.138

First Amendment to the Contribution Agreement dated as of October 4, 2021, by and between the Operating Partnership and APF – Northbrook LLC for the Northbrook Property (incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.139

Contribution Agreement dated as of August 24, 2021, by and between the Operating Partnership and High Desert Investors, LP for the HGI El Paso Property (incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.140

Contribution Agreement dated as of September 14, 2021, by and between the Operating Partnership and Agassiz Hospitality, LLC for the Fargo Property (incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.141

First Amendment to the Contribution Agreement dated as of October 8, 2021, by and between the Operating Partnership and Agassiz Hospitality, LLC for the Fargo Property (incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.142

Contribution Agreement dated October 20, 2021, by and between the Operating Partnership and ELP MC Venture, LLC for the Courtyard El Paso Property (incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.143

Letter Agreement dated as of October 20, 2021, by and between the Operating Partnership and ELP MC Venture, LLC for the Courtyard El Paso Property (incorporated by reference to Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.144

Letter Agreement dated as of August 11, 2021, by and between LF3 Pineville, LLC and the Company and CW Capital Asset Management LLC for the Pineville Property (incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.145

First Amendment to the Continuing Guaranty by Lodging Fund REIT III OP, LP in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.146+	Amended & Restated Contribution Agreement by and between the Operating Partnership and APF – Northbrook LLC for the Northbrook Property, dated as of December 3, 2021
10.147+	Loan Agreement by and between LF3 Northbrook, LLC, LF3 Northbrook TRS, LLC and Access Point Financial, LLC, dated as of November 24, 2021 (effective as of December 3, 2021)
10.148+	Promissory Note by LF3 Northbrook, LLC and LF3 Northbrook TRS, LLC in favor of Access Point Financial, LLC, dated as of December 3, 2021
10.149+	Guaranty Agreement by the Operating Partnership in favor of Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021
10.150+	Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of December 30, 2021
10.151+	Amended & Restated Contribution Agreement by and between the Operating Partnership and Agassiz Hospitality, LLC for the Fargo Property, dated as of January 18, 2022
10.152+	Management Agreement by and between LF3 Fargo Med TRS, LLC and KAJ Hospitality Inc., relating to the Fargo Property, dated as of January 18, 2022
10.153+	Assumption Agreement by and among LF3 Fargo Med, LLC, LF3 Fargo Med TRS, LLC, Legendary A-1 Bonds, LLC and Agassiz Hospitality, LLC, dated as of January 18, 2022
10.154+	Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds, LLC related to the Hampton Fargo Loan, dated as of January 18, 2022

10.155+	Contribution Agreement by and between the Operating Partnership and RLC V RIFC, LLC for the Residence Inn by Marriott Fort Collins, dated as of February 1, 2022
10.156+	Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of February 1, 2022
10.157+	Amended & Restated Contribution Agreement by and between the Operating Partnership and ELP MC Ventures, LLC related to the El Paso Airport Property, dated as of February 8, 2022
10.158+	Management Agreement by and between LF3 El Paso Airport TRS, LLC and Aimbridge Hospitality, LLC related to the El Paso Airport Property, dated as of February 8, 2022
10.159+	Loan Agreement by and among LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC, and Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022
10.160+	Promissory Note by LF3 El Paso Airport, LLC and LF3 El Paso Airport TRS, LLC in favor of Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022
10.161+	Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds related to the Courtyard El Paso Loan, dated as of February 8, 2022
10.162+

Side Letter Agreement by and between Lodging Fund REIT III, Inc., Lodging Fund REIT III OP, LP, APF – Northbrook LLC, and APF – REO, LLC related to the Sheraton Northbrook Loan, dated as of October 19, 2021 (effective as of December 3, 2021)

10.163+	Assignment of Leases and Rents by and between LF3 Northbrook, LLC, LF3 Northbrook TRS, LLC and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021
10.164+

Environmental Indemnity Agreement by and between LF3 Northbrook, LLC, LF3 Northbrook TRS, LLC, the Operating Partnership, and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021

10.165+

Leasehold Mortgage and Security Agreement by and between LF3 Northbrook, LLC, LF3 Northbrook TRS, LLC and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021

10.166+	Pledge Agreement by and between LF3 Northbrook TRS, LLC and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021
10.167+	Pledge Agreement by and between the Operating Partnership and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021
10.168+	Subordination and Attornment Agreement by and between LF3 Northbrook TRS, LLC and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021
10.169+

Joinder to Environmental Indemnity Agreement by and between the Operating Partnership, LF3 Fargo Med, LLC, LF3 Fargo Med TRS, LLC and Agassiz Hospitality, LLC for the Fargo Property, dated as of January 18, 2022

10.170+	Assignment of Rents by and between LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022

10.171+	Mortgage by and between LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.172+	Business Loan Agreement by and between LF3 Fargo Med TRS, LLC, LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.173+	Promissory Note by and between LF3 Fargo Med TRS, LLC, LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.174+	Commercial Guaranty by and between Lodging Fund REIT III TRS, Inc. and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.175+	Commercial Guaranty by and between Lodging Fund REIT III OP, LP and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.176+	Commercial Guaranty by and between Corey Maple and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.177+	Commercial Security Agreement by and between LF3 Fargo Med TRS, LLC, LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022
10.178+	Contribution Agreement by and between the Operating Partnership and Smith/Curry Hotel Group Pineville II, LLC for the Hilton Garden Pineville, dated as of March 21, 2022
10.179+	Assignment of Leases and Rents by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022
10.180+

Deed of Trust, Security Agreement – Financing Statement by LF3 El Paso Airport, LLC and LF3 El Paso Airport TRS, LLC for the benefit of Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022

10.181+

Environmental Indemnity Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC, the Operating Partnership and Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022

10.182+	First Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of February 23, 2022
10.183+	Second Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of March 3, 2022
10.184+	Third Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of March 15, 2022
10.185+	Contribution Agreement by and between the Operating Partnership and Smith/Curry Hotel Group HH-Harris, LLC for the Hilton Garden Charlotte North, dated as of March 21, 2022
10.186+	Loan Agreement by and among LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022

10.187+	Promissory Note by and among LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022
10.188+	Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds related to the Lakewood Loan, dated as of March 24, 2022
10.189+	Assignment of Leases and Rents by and between LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022
10.190+

Environmental Indemnity Agreement by and between LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, the Operating Partnership and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022

10.191+

Deed of Trust, Security Agreement – Financing Statement by LF3 Lakewood, LLC and LF3 Lakewood TRS, LLC in favor of Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022

10.192+	Fourth Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of March 24, 2022
21.1+	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Repurchase Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Previously filed with the Form 10-K

INDEX TO FINANCIAL STATEMENTS

LODGING FUND REIT III, INC. & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lodging Fund REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lodging Fund REIT III, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2022

We have served as the Company's auditor since 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Investment in hotel properties, net of accumulated depreciation of $9,487,728 and $4,712,578	$169,424,775	$100,744,186
Cash and cash equivalents	7,866,401	7,960,159
Restricted cash	6,469,999	4,568,908
Accounts receivable, net	748,364	114,282
Franchise fees, net	1,459,641	955,238
Prepaid expenses and other assets	4,360,555	2,071,708
Total Assets	$190,329,735	$116,414,481

Liabilities and Equity
Debt, net	$103,126,884	$63,924,719
PPP Loans	—	763,100
Accounts payable	1,549,380	670,548
Accrued expenses	2,621,520	1,560,931
Distributions payable	495,657	1,327,912
Due to related parties	2,580,326	1,904,051
Other liabilities	7,499,568	653,292
Total liabilities	117,873,335	70,804,553

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 8,348,310 and 7,611,653 shares issued and outstanding	83,481	76,116
Additional paid-in capital	81,655,994	74,610,627
Accumulated deficit	(43,586,952)	(31,855,995)
Total stockholders' equity	38,152,523	42,830,748
Non-controlling interest - Series B LP Units	(1,563,489)	(1,005,785)
Non-controlling interest - Series GO LP Units	12,498,527	3,784,965
Non-controlling interest - Series T LP Units	21,931,757	—
Non-controlling interest - Common LP Units	1,437,082	—
Total equity	72,456,400	45,609,928
Total Liabilities and Equity	$190,329,735	$116,414,481

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020
Revenues
Room revenue	$26,111,767	$14,333,261
Other revenue	1,000,240	218,145
Total revenue	27,112,007	14,551,406

Expenses
Property operations	12,153,087	5,745,009
General and administrative	6,449,285	4,725,777
Sales and marketing	1,674,557	1,140,689
Franchise fees	2,512,796	1,165,165
Management fees	2,779,715	1,707,943
Acquisition expense	81,963	387,769
Depreciation	4,831,022	3,461,309
Total expenses	30,482,425	18,333,661

Other Income (Expense)
Other income (expense), net	58,564	(314,976)
PPP loan forgiveness	1,684,400	—
Interest expense	(4,560,186)	(3,194,317)
Total other income (expense)	(2,817,222)	(3,509,293)

Net Loss Before Income Taxes	(6,187,640)	(7,291,548)

Income tax benefit	920,965	1,236,185

Net Loss	(5,266,675)	(6,055,363)

Net loss attributable to non-controlling interest - Series B LP Units	(261,540)	(301,521)
Net loss attributable to non-controlling interest - Series GO LP Units	(757,966)	(165,739)
Net loss attributable to non-controlling interest - Common LP Units	(75,618)	—

Net Loss Attributable to Common Stockholders	$(4,171,551)	$(5,588,103)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.52)	$(0.78)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	8,031,965	7,153,035

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
			Additional		Total	Non-controlling Interest
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series T	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	Equity
Balance at December 31, 2019	6,005,743	$60,057	$58,961,101	$(18,396,163)	$40,624,995	$(439,985)	$—	$—	$—	$40,185,010
Issuance of common stock	1,366,589	13,666	13,359,113	—	13,372,779	—	—	—	—	13,372,779
Issuance of GO Units	—	—	—	—	—	—	4,509,194	—	—	4,509,194
Offering costs	—	—	—	(2,851,801)	(2,851,801)	—	(558,490)	—	—	(3,410,291)
Distributions declared ($0.70 per share)	—	—	—	(5,019,927)	(5,019,927)	(264,280)	—	—	—	(5,284,207)
Distributions reinvested	303,511	3,035	2,880,318	—	2,883,353	—	—	—	—	2,883,353
Redemptions	(64,190)	(642)	(589,905)	—	(590,547)	—	—	—	—	(590,547)
Net loss	—	—	—	(5,588,104)	(5,588,104)	(301,520)	(165,739)	—	—	(6,055,363)
Balance at December 31, 2020	7,611,653	$76,116	$74,610,627	$(31,855,995)	$42,830,748	$(1,005,785)	$3,784,965	$—	$—	$45,609,928
Issuance of common stock	407,478	4,074	3,941,223	—	3,945,297	—	—	—	—	3,945,297
Issuance of GO Units	—	—	—	—	—	—	10,736,835	—	—	10,736,835
Issuance of T Units	—	—	—	—	—	—	—	21,931,757	—	21,931,757
Issuance of Common LP Units	—	—	—	—	—	—	—	—	1,521,000	1,521,000
Offering costs	—	—	—	(1,932,301)	(1,932,301)	—	(1,265,307)	—	—	(3,197,608)
Distributions declared ($0.70 per share)	—	—	—	(5,627,105)	(5,627,105)	(296,164)	—	—	(8,300)	(5,931,569)
Distributions reinvested	417,267	4,172	3,959,868	—	3,964,040	—	—	—	—	3,964,040
Redemptions	(88,088)	(881)	(855,724)	—	(856,605)	—	—	—	—	(856,605)
Net loss	—	—	—	(4,171,551)	(4,171,551)	(261,540)	(757,966)	—	(75,618)	(5,266,675)
Balance at December 31, 2021	8,348,310	$83,481	$81,655,994	$(43,586,952)	$38,152,523	$(1,563,489)	$12,498,527	$21,931,757	$1,437,082	$72,456,400

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(5,266,675)	$(6,055,363)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,831,022	3,461,309
Amortization	477,420	281,636
Gain on PPP loan forgiveness	(1,684,400)	—
Paid-in-kind Interest	—	226,988
Loss on disposal of fixed assets	87,178	14,057
Deferred tax assets, net	(997,828)	(1,261,131)
Change in operating assets and liabilities:
Accounts receivable	(634,082)	(6,306)
Franchise fees	(587,500)	(300,000)
Prepaid expenses and other assets	(1,291,019)	813,007
Accounts payable	842,477	159,447
Accrued expenses	1,068,589	993,763
Due to related parties	750,341	672,089
Other liabilities	1,356,079	198,818
Net cash used in operating activities	(1,048,398)	(801,686)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(2,167,243)	(27,190,749)
Improvements and additions to hotel properties	(2,881,728)	(1,622,058)
Net cash used in investing activities	(5,048,971)	(28,812,807)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	13,947,218	13,790,742
Proceeds from lines of credit	2,000,000	6,200,000
Proceeds from PPP loans	921,300	763,100
Principal payments on mortgage debt	(14,062,123)	(641,724)
Principal payments on lines of credit	(1,400,000)	(6,200,000)
Payments of deferred financing costs	(1,284,117)	(650,072)
Proceeds from issuance of common stock	3,945,297	13,372,779
Proceeds from issuance of GO Units	10,736,835	4,509,194
Payments of offering costs	(3,090,352)	(3,457,138)
Payments for shares redeemed	(856,605)	(566,515)
Distributions paid	(2,952,751)	(1,151,177)
Net cash provided by financing activities	7,904,702	25,969,189
Net change in cash, cash equivalents, and restricted cash	1,807,333	(3,645,304)
Beginning Cash, Cash Equivalents, and Restricted Cash	12,529,067	16,174,371
Ending Cash, Cash Equivalents, and Restricted Cash	$14,336,400	$12,529,067

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$4,371,165		$2,315,376
Income taxes paid	$—		$1,963

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of T Units for Aurora property	$6,742,757		$—
Issuance of T Units for El Paso property	$2,100,000		$—
Issuance of T Units for Houston property	$6,910,000		$—
Issuance of T Units for Northbrook property	$6,179,000		$—
Issuance of Common LP Units for Northbrook property	$1,521,000	$
Debt issued for acquisition of Aurora property	$15,000,000		$—
Debt issued for acquisition of El Paso property	$7,900,000		$—
Debt issued for acquisition of Houston property	$13,000,000		$—
Debt issued for acquisition of Northbrook property	$3,700,000		$—
Debt assumed in connection with acquisition of Lubbock Fairfield	$—		$9,998,437
Paid-in-kind interest	$—		$226,988
Offering costs included in accounts payable	$36,355		$(32,568)
Offering costs included in due to related parties	$78,902		$1,303
Offering costs included in accrued expenses	$(8,000)		$(15,582)
Distributions included in due to related parties	$(152,967)		$264,280
Redemptions included in other liabilities	$—		$24,032
Reinvested distributions	$3,964,040		$2,883,353

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$7,960,159		$10,898,556
Restricted cash, beginning of period	4,568,908		5,275,815
Cash, cash equivalents, and restricted cash, beginning of period	$12,529,067		$16,174,371

Cash and cash equivalents, end of period	$7,866,401		$7,960,159
Restricted cash, end of period	6,469,999		4,568,908
Cash, cash equivalents, and restricted cash, end of period	$14,336,400		$12,529,067

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Lodging Fund REIT III, Inc. (“LF REIT III”), was formed on April 9, 2018 as a Maryland corporation. LF REIT III, together with its subsidiaries (the “Company”), was formed for the principal purpose of acquiring, through purchase or contribution, direct or indirect ownership interests in a diverse portfolio of limited-service, select-service, full-service and extended-stay hotel properties located primarily in “America’s Heartland,” which the Company defines as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. LF REIT III has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2018. The Company’s business activities are directed and managed by Legendary Capital REIT III, LLC (the “Advisor”) and its affiliates, which are related parties through common management, pursuant to the Amended and Restated Advisory Agreement (the “Advisory Agreement”), dated June 1, 2018. The Company has no foreign operations or assets and its operating structure includes only one operating and reportable segment.

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and three classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), and Series T Limited Partnership Units (“Series T LP Units”). LF REIT III was the sole general partner of the OP, as of December 31, 2021 and 2020. As of December 31, 2021, there were 152,100 outstanding Common LP Units, no outstanding Interval Units, there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 2,210,411 Series GO LP Units and 2,513,769 Series T LP Units.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in shares of the Company’s common stock in December 2021 (the “Offering”). The Offering is to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of December 31, 2021, the Company had issued and sold 8,500,588 shares of common stock, including 810,079 shares attributable to the DRIP, and received aggregate proceeds of $83.2 million. As of December 31, 2021, the Company had repurchased 152,278 shares, which represents an original investment of $1,522,781 for $1,447,150 under the Company’s Share Repurchase Plan. As of December 31, 2021, $299,286 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheet.

On April 29, 2020, the Company classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of the Company’s board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of December 31, 2021, the Company had not issued or sold any shares of Interval Common Stock. Our board of directors intends to allow the Interval Share Offering to expire on March 31, 2022.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. As of December 31, 2021, the Operating Partnership had issued and sold 2,210,411 Series GO LP Units and received aggregate proceeds of $15.2 million.

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 36 months after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of the conversion. As of December 31, 2021, the Company had recorded an aggregate value of $21.9 million to the Series T LP Units in connection with such property contributions.

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2021, the Operating Partnership had issued and sold 152,100 Common LP Units in connection with a property contribution.

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

During the first quarter of 2020, the global outbreak of COVID-19 was identified and has since spread to nearly every country and territory, including every state in the United States. The COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus continues to adversely impact many industries, with the travel and hospitality industries being particularly adversely affected. Although our hotel properties have remained open through the pandemic, our occupancy levels have been lower than historical levels. The outbreak could have a continued adverse impact on economic and market conditions and could trigger a continued slowdown in leisure and business travel, which is adversely impacting the travel and hospitality industries. Further, increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation resulting from the COVID-19 pandemic may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies, and may continue to adversely affect our hotel operations and financial results. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021, however uncertainty over the ultimate impact COVID-19, including the continued emergence of new strains of COVID-19, such as the Delta and Omicron variant, will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19.

The Company has taken significant measures to mitigate the negative financial and operational impacts of COVID-19 on the Company. The Company has made changes to our business and investment strategies that are expected to enhance the Company’s liquidity and reduce costs, including payment of distributions in stock, in part or in whole, pursuant to the DRIP, deferring most non-essential capital projects, obtaining waivers under and amendments to the Company’s credit agreements.

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

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 40 years for buildings and building improvements and three to seven years for FF&E. Maintenance and repair costs are expensed in the period incurred and major renewals or improvements to the hotel properties are capitalized.

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

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $1,154,540 and $557,881 for the year ended December 31, 2021 and 2020, respectively, and is included in sales and marketing in the consolidated statements of operations.

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

Acquisition Costs—The Company incurs costs during the review of potential hotel property acquisitions including legal fees, environmental reviews, market studies, financial advisory services, and other professional service fees. If the Company does complete a property acquisition, an acquisition fee of up to 1.4% is charged by the Advisor, based on the purchase price of the property plus any estimated PIP costs. For transactions determined to be asset acquisitions, these costs are capitalized as part of the overall cost of the project. For transactions determined to be business combinations, these costs would be expensed in the period incurred. Acquisition-related and acquisition due diligence costs that relate to a property that is not acquired, are expensed and included in acquisition costs on the accompanying consolidated statements of operations. Prior to the ultimate determination of whether a property will be acquired or not, acquisition-related and acquisition due diligence costs are recorded as, and included in, prepaid expenses and other assets on the accompanying consolidated balance sheets.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”) (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. We plan to adopt ASU 2016-02 for the fiscal year ending December 31, 2022, and for interim periods beginning on January 1, 2022. We are currently evaluating the potential impact of the adoption of this new guidance on our consolidated financial statements.

3.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Land and land improvements	$20,034,309	$10,324,772
Building and building improvements	144,883,150	85,213,846
Furniture, fixtures, and equipment	13,986,611	8,927,694
Construction in progress	8,433	990,452
Investment in hotel properties, at cost	178,912,503	105,456,764
Less: accumulated depreciation	(9,487,728)	(4,712,578)
Investment in hotel properties, net	$169,424,775	$100,744,186

As of December 31, 2021, the Company owned eleven hotel properties with an aggregate of 1,364 rooms located in eight states.

Acquisitions of Hotel Properties

The Company acquired four properties during the year ended December 31, 2021 and two properties during the year ended December 31, 2020. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions. The table below outlines the details of the properties acquired each year since inception.

2021 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Courtyard by Marriott (the "Aurora Property")	Select-Service	Aurora, CO	February 4, 2021	141	$23,610,000	(1)	$458,129	$24,068,129	100%
Holiday Inn (the "El Paso Property")	Select-Service	El Paso, TX	May 12, 2021	175	10,300,000	(2)	361,019	10,661,019	100%
Hilton Garden Inn (the "Houston Property")	Select-Service	Houston, TX	August 3, 2021	182	19,910,000	(3)	918,353	20,828,353	100%
Sheraton Hotel (the "Northbrook Property")	Full-Service	Northbrook, IL	December 3, 2021	160	11,400,000	(4)	340,005	11,740,005	100%
				658	$65,220,000		$2,077,506	$67,297,506

2020 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Fairfield Inn & Suites (the "Lubbock Fairfield Inn Property")	Limited-Service	Lubbock, TX	January 8, 2020	101	$15,150,000		$496,431	$15,646,431	100%
Homewood Suites (the "Southaven Property")	Extended-Stay	Southaven, MS	February 21, 2020	99	20,500,000		445,090	20,945,090	100%
				200	$35,650,000		$941,521	$36,591,521

2019 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Hampton Inn & Suites (the "Pineville Property")	Limited-Service	Pineville, NC	March 19, 2019	111	$13,897,358		$303,744	$14,201,102	100%
Hampton Inn (the "Eagan Property")	Limited-Service	Eagan, MN	June 19, 2019	122	13,950,000		278,333	14,228,333	100%
Home2 Suites (the "Prattville Property")	Extended-Stay	Prattville, AL	July 11, 2019	90	14,750,000		356,014	15,106,014	100%
Home2 Suites (the “Lubbock Home2 Property”)	Extended-Stay	Lubbock, TX	December 30, 2019	100	14,150,000		284,776	14,434,776	100%
				423	$56,747,358		$1,222,867	$57,970,225

2018 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Purchased	Rooms	Price		Costs	Total	Interest
Holiday Inn Express (the "Cedar Rapids Property")	Limited-Service	Cedar Rapids, IA	November 30, 2018	83	$7,700,000		$158,333	$7,858,333	100
				83	$7,700,000		$158,333	$7,858,333

(1)	Includes the issuance of $6,742,757 in Series T LP Units of the Operating Partnership.
(2)	Includes the issuance of $2,100,000 in Series T LP Units of the Operating Partnership.
(3)	Includes the issuance of $6,910,000 in Series T LP Units of the Operating Partnership.
(4)	Includes the issuance of $6,179,000 in Series T LP Units and $1,521,000 in Common Limited Partnership Units of the Operating Partnership.

Nine of the hotel properties listed above are subject to a management agreement with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. The Pineville Property is currently being managed on a day-to-day basis by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. The Southaven Property is subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for two (2) successive five-year periods unless terminated earlier in accordance with its terms. The Houston Property is subject to a management agreement with Interstate Management Company, LLC (“Aimbridge”) with an initial term expiring on August 3 of the third full calendar year following the effective date of the agreement. The agreement will automatically renew for additional successive terms of one year each unless terminated earlier in accordance with its terms.

The seller of the Pineville Property, an affiliate of Beacon, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of December 31, 2021, no amounts were owed or paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

2021 Acquisitions

The Courtyard by Marriott in Aurora, Colorado (the “Aurora Property”) was acquired on February 4, 2021 for contractual consideration comprised of $15.0 million in debt, $1.9 million in cash paid at closing and the issuance of $6.7 million in Series T LP Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or at the option of the contributor, up to 48 months, after February 4, 2021, at which point the value will be calculated pursuant to the terms of a Contribution Agreement, dated as of September 1, 2020, as amended on February 4, 2021. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $23.6 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

On May 12, 2021, the Operating Partnership acquired the Holiday Inn El Paso West Sunland Park hotel property in El Paso, Texas (the “El Paso Property”) for contractual consideration comprised of $7.9 million in debt, $300,000 in cash paid at closing and the issuance of $2.1 million in Series T LP Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or in the event the Operating Partnership is then in the process of transacting a sale of the Operating Partnership’s assets or another significant capital event necessitating a conversion is then in process, up to 48 months, after May 12, 2021, at which point the value will be calculated pursuant to the terms of an Amended and Restated Contribution Agreement, dated May 12, 2021. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $10.3 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

On August 3, 2021, the Operating Partnership acquired the Hilton Garden Inn Houston Bush Intercontinental Airport hotel property in Houston, Texas (the “Houston Property”) for contractual consideration comprised of $13.0 million in debt, $719,000 in cash paid at closing and the issuance of $6.9 million Series T LP Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or in the event the Operating Partnership is then in the process of transacting a sale of the Operating Partnership’s assets or another significant capital event necessitating a conversion is then in process, up to 48 months, after August 3, 2021, at which point the value will be calculated pursuant to the terms of the Second Amended and Restated Contribution Agreement, dated August 3, 2021. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $19.9 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable. In connection with the contribution of the Houston Property to the Operating Partnership, and pursuant to the Loan Agreement, dated as of August 3, 2021 (the “Original Loan Agreement”), the LF3 Houston, LLC and TRS Subsidiary (collectively, the “Borrower”) entered into a new $13.0 million loan with Legendary A-1 Bonds, LLC, (the “Original Lender”), which was secured by the  Houston Property (the “Original HGI Houston Loan”). The Original Lender is an affiliate of Legendary Capital REIT III, LLC, the external advisor to the Company (the “Advisor”) which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor. The Original HGI Houston Loan was evidenced by a promissory note and had a fixed interest rate of 7.0% per annum. On September 2, 2021, the proceeds of the New HGI Houston Loan described below were used to refinance the Original HGI Houston Loan, and all outstanding obligations under the Original HGI Houston Loan were repaid in full without any fee or penalty and all commitments and guaranties in connection therewith have been terminated or released. On September 2, 2021, pursuant to the Business Loan Agreement, dated as of September 2, 2021 (the “New Loan Agreement”), the Borrower entered into a new $13.9 million loan with Choice Financial Group (the “New Lender”), which is secured by the Houston Property (the “New HGI Houston Loan”). The New Lender is not affiliated with the Company or the Advisor. The New HGI Houston Loan is evidenced by a promissory note and has a fixed interest rate of 3.85% per annum. The New HGI Houston Loan matures five years after the effective date. The HGI Houston Loan requires monthly payments of interest-only for the first 24 months of the loan, monthly payments of principal and interest for the next 35 months, with the outstanding principal and interest due at maturity. The Borrower has the right to prepay all or a portion of the New HGI Houston Loan at any time without penalty.

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

Pursuant to the New Loan Agreement, the Operating Partnership entered into a Guaranty (the “OP Guaranty”) with the New Lender to guarantee payment when due of the loan amount and the performance of the agreements of Borrower contained in the loan documents, as further described in the OP Guaranty. Further, Corey Maple entered into a Guaranty (the “Maple Guaranty”) with the New Lender to guarantee payment of 50%, when due, of the loan amount and any additional amounts due by the Borrower under the loan documents at that time, as further described in the Maple Guaranty. The Maple Guaranty will be released after the Borrower maintains six consecutive months of principal and interest payments that result in a 1.2x debt service coverage ratio, as defined in the loan documents.

On December 3, 2021, the Operating Partnership acquired the Sheraton Hotel Chicago Northbrook hotel property located in Northbrook, Illinois (the “Northbrook Property”) for contractual consideration comprised of $3.7 million in debt, the issuance by the Operating Partnership of $6.2 million Series T Limited Units of the Operating Partnership and $1.5 million in Common Limited Partnership Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or at the option of the contributor, up to 48 months, after December 3, 2021, at which point the value will be calculated pursuant to the terms of an Amended & Restated Contribution Agreement dated December 3, 2021. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $11.4 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

2020 Acquisitions

On January 8, 2020, the Operating Partnership acquired the Fairfield Inn & Suites by Marriott hotel property in Lubbock, Texas (the “Lubbock Fairfield Inn Property”) for contractual consideration of $15.2 million. In connection with the acquisition, the Company assumed the existing loan secured by the property, which had an outstanding balance of $9.4 million at the time of the transaction. The loan has a fixed interest rate of 4.93% per annum, matures on April 6, 2029, and requires monthly payments of principal and interest with a balloon payment due at maturity. In connection with the acquisition, the Company also entered into an agreement with NHS to manage the property at terms consistent with the Company’s existing agreements with NHS. Additionally, the Company signed a new franchise agreement with Marriott that expires in August 2037.

On February 21, 2020, the Operating Partnership acquired the Homewood Suites by Hilton hotel property in Southaven, Mississippi (the “Southaven Property”) for contractual consideration of $20.5 million. In connection with the acquisition, the Company entered into a $13.5 million term loan. The loan has a fixed interest rate of 3.70% per annum, matures on March 3, 2025, requires monthly payments of interest-only through March 31, 2021, and thereafter requires monthly payments of principal and interest with a balloon payment due at maturity. The loan requires the maintenance of certain financial covenants, and pursuant to the loan agreement, Corey Maple (the “Guarantor”), entered into a Guaranty, which is (i) a full recourse guarantee to the lender in certain circumstances, including the occurrence of certain events, including, without limitation, certain bankruptcy or insolvency proceedings involving the borrower, and (ii) recourse guarantee limited to the payment of all claims, actions, suits, damages, losses, expenses or other obligations actually incurred by the lender as a result of certain “bad boy” events, including criminal acts, fraud or misrepresentation in connection with the loan documents, damage to the collateral caused by gross negligence, reckless or intentional acts or omissions, or certain other intentional acts or omissions of the borrower or Guarantor, all as further described in the Guaranty. In connection with the acquisition the Company also entered a management agreement with Vista to provide property management and hotel operations management services. The agreement has an initial term expiring on February 21, 2025, which automatically renews for two successive five-year periods, unless terminated in accordance with its terms. The Company will pay Vista a base management fee for property management services equal to 3% of the prior month’s gross revenues, a monthly accounting fee of $1,000, and Vista may earn annual incentive management fees if certain growth and operational performance metrics are achieved.

The aggregate purchase price for the hotel properties acquired during the years ended December 31, 2021 and 2020 were allocated as follows:

	December 31,	December 31,
	2021	2020
Land and land improvements	$9,694,077	$2,576,166
Building and building improvements	58,503,137	31,605,174
Furniture, fixtures, and equipment	4,597,353	3,007,846
Total assets acquired	72,794,567	37,189,186

Premium on assumed debt	—	(597,665)
Above market ground lease(1)	(5,497,061)	—
Total liabilities assumed	(5,497,061)	(597,665)
Total purchase price(2)	67,297,506	36,591,521

Assumed mortgage debt	—	9,400,772

Net purchase price	$67,297,506	$27,190,749
(1)	The above market ground lease is recognized on the consolidated balance sheet within Other Liabilities.
(2)	Total purchase price includes purchase price plus all transaction costs.

Above Market Ground Lease

On December 3, 2021, in connection with the purchase of the Northbrook Property, the Company recorded an above market ground lease liability of $5,497,061, which was recognized on the consolidated balance sheet within Other Liabilities. The Company assumed the ground lease 15 years into a 59-year lease maturing in 2065. The yearly base rent, paid monthly, increases 3% every year through maturity.

As of December 31, 2021, the estimated future minimum lease payments related to the above market ground lease for each of the years ending December 31 are as follows:

2022	$428,441
2023	441,294
2024	454,533
2025	468,169
2026	482,214
Thereafter	35,877,341
$38,151,993

4.  PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	December 31,	December 31,
	2021	2020
Franchise fees(1)	$525,000	$175,000
Acquisition costs	541,821	85,959
Deferred tax assets, net	2,464,768	1,466,940
Insurance	464,398	214,903
Other	364,568	128,906
	$4,360,555	$2,071,708

(1)	Prepaid franchise fees paid in relation to the Fargo acquisition, El Paso Airport acquisition, and El Paso HGI property under contract. See Note 13 Subsequent Events.

5.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2021	2020
Property taxes	$1,686,801	$741,539
Interest	357,030	569,197
Other	577,689	250,195
	$2,621,520	$1,560,931

6.  DEBT

Lines of Credit

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit. The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the line of credit was amended to extend the maturity date to May 10, 2021. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2021. On May 6, 2021, the line of credit was amended to extend the maturity date to May 10, 2022. On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. The interest rate as of December 31, 2021 was 4.00%. The line of credit is secured by the Company’s Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership. The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of December 31, 2021, there was a $600,000 balance outstanding on the line of credit.

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

Mortgage Debt

As of December 31, 2021, the Company had $103.9 million in outstanding mortgage debt secured by each of their eleven hotel properties, with maturity dates ranging from May 2023 to April 2029. Nine of the loans have fixed interest rates ranging from 3.70% to 5.33%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 7.00% as of December 31, 2021. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25% per annum, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 7.00% as of December 31, 2021. Collectively, the weighted-average interest rate is 4.92%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period following origination, and generally require a balloon payment due at maturity. As of December 31, 2021 and December 31, 2020, certain mortgage debt was guaranteed by the members of the Advisor. See Note 9 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for additional information regarding debt that was guaranteed by members of the Advisor.

As of December 31, 2021, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. The Company has requested and received a waiver of the financial covenants for the 18-month period ending December 31, 2021. Except as described above for the Pineville Loan, the Company was in compliance with all debt covenants as of December 31, 2021.

Forbearance Agreements and Loan Amendments

On April 17, 2020, the Company entered into a Change In Terms Agreement (the “Cedar Rapids Amendment”), amending the terms of the original Promissory Note (the “Cedar Rapids Note”), dated March 5, 2019 in the original principal amount of $5.9 million. Pursuant to the Cedar Rapids Amendment, the maturity date of the Cedar Rapids Note was extended from March 1, 2024, to September 1, 2024, the requirement to make any replacement reserve deposits was waived until March 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Cedar Rapids Amendment, the lender has also waived the required financial covenants under the terms of the Cedar Rapids Note through December 31, 2020.

On April 17, 2020, the Company entered into a Change In Terms Agreement (the “Eagan Amendment”), amending the terms of the original Promissory Note (the “Eagan Note”), dated June 19, 2019 in the original principal amount of $9.4 million. Pursuant to the Eagan Amendment, the maturity date of the Eagan Note was extended from July 1, 2024, to January 1, 2025, the requirement to make any replacement reserve deposits was waived until June 1, 2021, and the requirement to make any payments of principal and interest was deferred until October 1, 2020. In addition to the Eagan Amendment, the lender has also waived the required financial covenants under the terms of the Eagan Note through December 31, 2020.

On April 22, 2020, the Company entered into a Forbearance Agreement (the “Prattville Forbearance Agreement”),  effective May 1, 2020, amending the terms of the original loan agreement (the “Prattville Loan”), dated July 11, 2019, in the original principal amount of $9.6 million. Pursuant to the Prattville Forbearance Agreement, the Company did not make interest payments that were due and payable during the Prattville Forbearance Period (as defined below) which constituted events of default under the terms of the Prattville Loan (collectively, the “Prattville Projected Events of Default”). However, during the Prattville Forbearance Period, the lender agreed to forbear from exercising any available rights and remedies under the Prattville Loan and other Loan Documents (as defined in the Prattville Loan) to the extent such rights and remedies arise as a result of the Prattville Projected Events of Default. The lender further agreed to defer the interest accrued during the Prattville Forbearance Period such that the accrued interest of $100,878 was paid-in-kind and added to the outstanding principal balance of the loan. The forbearance period (the “Prattville Forbearance Period”) was the period from May 1, 2020 through July 31, 2020.

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

On April 22, 2020, the Company entered into a Forbearance Agreement (the “Southaven Forbearance Agreement”)  effective May 1, 2020, amending the terms of its original loan agreement (the “Southaven Loan”), dated February 21, 2020, in the original principal amount of $13.5 million. Pursuant to the Southaven Forbearance Agreement, the Company did not make interest payments that were due and payable during the Southaven Forbearance Period (as defined below) which constituted events of default under the terms of the Southaven Loan (collectively, the “Southaven Projected Events of Default”). However, during the Southaven Forbearance Period, the lender agreed to forbear from exercising any available rights and remedies under the Southaven Loan and other Loan Documents (as defined in the Southaven Loan) to the extent such rights and remedies arise as a result of the Southaven Projected Events of Default. The lender further agreed to defer the interest accrued during the Southaven Forbearance Period such that the accrued interest of $126,110 was paid-in-kind and added to the outstanding principal balance of the loan. The forbearance period (the “Southaven Forbearance Period”) was the period from May 1, 2020 through July 31, 2020.

On August 14, 2020, the Southaven Loan was amended (the “Southaven Amendment”) to waive the Southaven Projected Events of Default and to adjust other terms of the Southaven Loan. The Southaven Amendment, among other things, extended the required PIP completion date to align with the extension provided by the franchise agreement, adjusted certain financial covenants, put into place certain liquidity requirements and added restrictions on capital expenditures, related party payments, including loan guarantee fees, and cash distributions until certain financial covenants are achieved. Pursuant to the Southaven Forbearance Agreement and Southaven Amendment, until certain financial covenants are achieved, the borrower may not make any payments for capital expenditures or any distributions and must maintain a minimum cash balance of $225,000 in its hotel operating account. The restriction on distributions precludes the borrower subsidiary entities from making distributions of cash to the Operating Partnership, and as of December 31, 2020, the borrower subsidiary entities had cash balances in the amount of $1,498,889, which is included in cash and cash equivalents on the accompanying consolidated balance sheets. The Company did not have any required financial covenants under the terms of the Southaven loan in effect as of December 31, 2021.

Paycheck Protection Program (“PPP”) Loans

In April 2020, the Company entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100 (the “Original PPP Loans”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed in March 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of each Original PPP loan was two years, which could be extended to five years at the Company’s election. The interest rate on each PPP loan was 1.0% per annum, which was deferred for a period of time.

In January 2021, the Company entered into six new unsecured promissory notes totaling $716,400, under the Second Draw Paycheck Protection Program (the “Second Draw PPP”) created by the Consolidated Appropriations Act, 2021 (the “CAA Act”), through Western State Bank. The term of each Second Draw PPP loan was five years. The interest rate on each Second Draw PPP loan was 1.0% per annum, which was deferred for the first sixteen months of the term of the loan.

In February 2021, the Company, through its subsidiary LF3 Southaven TRS, LLC (“Southaven TRS”), entered into an unsecured promissory note under the PPP through Western State Bank. The amount of the PPP loan for Southaven TRS was $85,400. The term of the PPP loan was five years. The interest rate on the PPP loan was 1.0% per annum, which was deferred for the first sixteen months of the term of the loan.

In April 2021, the Company, through its subsidiary Southaven TRS, entered into an unsecured promissory note under the Second Draw PPP created by the CAA Act, through Western State Bank (the “Southaven TRS Second Draw PPP”). The term of the Southaven Second Draw PPP loan was five years. The amount of the Southaven TRS Second Draw PPP loan was $119,500. The interest rate on the Southaven TRS Second Draw PPP loan was 1.0% per annum, which was deferred for the first sixteen months of the term of the loan.

Under the terms of the CARES Act and the CAA Act, as applicable, PPP loan recipients and Second Draw PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of such loans. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs, the maintenance of employee and compensation levels and certain other approved expenses. In February 2021, the Company applied for and received 100% forgiveness of all six Original PPP Loans. In June 2021, the Company received forgiveness on the full balance of the Second Draw PPP and Southaven TRS PPP loans. In August 2021, the Company received forgiveness on the full balance of the Southaven TRS Second Draw PPP loan.

The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of December 31, 2021 and 2020 for each of the Company’s mortgage debt obligations.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	December 31,	Maturity	December 31,	December 31,
	2021	Date	2021	2020
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,858,134	$5,858,134
Hampton Inn & Suites - Pineville	5.13%	6/6/2024	8,782,284	8,973,775
Hampton Inn - Eagan	4.60%	1/1/2025	9,277,193	9,317,589
Home2 Suites - Prattville	4.13%	8/1/2024	9,425,085	9,647,085
Home2 Suites - Lubbock	4.69%	10/6/2026	7,573,597	7,792,602
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	9,125,908	9,272,870
Homewood Suites - Southaven	3.70%	3/3/2025	13,343,841	13,586,110
Courtyard by Marriott - Aurora(2)(3)	7.00%	2/5/2024	15,000,000	—
Holiday Inn - El Paso(3)	5.00%	5/15/2023	7,900,000	—
Hilton Garden Inn - Houston(4)	3.85%	9/2/2026	13,947,218	—
Sheraton - Northbrook(3)(5)	7.00%	12/5/2024	3,700,000	—
Total Mortgage Debt			103,933,260	64,448,165
Premium on assumed debt, net			722,905	854,928
Deferred financing costs, net			(2,129,281)	(1,378,374)
Net Mortgage			102,526,884	63,924,719

$3.0 million line of credit(6)	-	11/22/2020	—	—
$5.0 million line of credit(7)	4.00%	5/10/2022	600,000	—
Total Lines of Credit			600,000	—

PPP Loan(8)	-	4/8/2026	—	763,100

Debt, net			$103,126,884	$64,687,819
(1)	Loan is interest-only through April 30, 2022 and is at a fixed rate of interest.
(2)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%.
(3)	Loan is interest-only until maturity.
(4)	Loan is interest-only for the first 24 months after origination.
(5)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%.
(6)	Variable interest rate equal to U.S. Prime Rate plus 1.00%, with a minimum rate of 5.00%. This line of credit was closed in November 2020.
(7)	Variable interest rate equal to U.S. Prime Rate plus 0.50%.
(8)	The Company received forgiveness on the full balance of all PPP loans during the year ended December 31, 2021.

Future Minimum Payments

As of December 31, 2021, the future minimum principal payments on the Company’s debt were as follows:

2022	$2,018,832
2023	9,521,915
2024	43,114,239
2025	21,764,507
2026	19,842,025
Thereafter	8,271,742
104,533,260

Premium on assumed debt, net	722,905
Deferred financing costs, net	(2,129,281)

$103,126,884

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of December 31, 2021 and 2020 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of December 31, 2021 and 2020. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using an estimate of current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of December 31, 2021, the estimated fair value of the Company’s mortgage debt was $103.7 million, compared to the gross carrying value $103.9 million. As of December 31, 2020, the estimated fair value of the Company’s mortgage debt was $67.5 million, compared to the gross carrying value $64.4 million.

8.  INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the periods ended December 31, 2021 and 2020. The Company did not have any uncertain tax positions as of December 31, 2021 and 2020, respectively. For the year ended December 31, 2021 and 2020, all distributions paid were determined to be 100% returns of capital distributions.

The Company’s TRS generated a net operating loss (“NOL”) for the year ended December 31, 2021 and 2020, which can be carried forward to offset future taxable income. As of December 31, 2021 and 2020, the Company had recorded net deferred tax assets of $2,464,768 and $1,466,942, respectively, primarily attributable to its NOLs generated in the current year and prior periods, net of temporary differences primarily related to deprecation. The Company’s NOLs will expire in 2038-2040 for state tax purposes and will not expire for federal tax purposes. As of December 31, 2021 and 2020, the Company had deferred tax assets attributable to NOL carryforwards for federal income tax purposes of $4.2 million and $2.6 million, respectively, and NOL carryforwards for state income tax purposes of $588,661 and $500,450, respectively. As of December 31, 2021, the tax years 2018 through 2021 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

The components of the Company’s income tax benefit are as follows:

	For the Year Ended December 31,
	2021	2020
Federal:
Deferred	$976,040	$1,028,909
State:
Current	(76,861)	—
Deferred	21,786	207,276
Income tax benefit	$920,965	$1,236,185

The provision for income taxes is dervied from the income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the Year Ended December 31,
	2021	%	2020	%
Expected income tax benefit at U.S. Federal statutory rate	$1,299,405	-21.0%	$1,531,225	-21.0%
Tax impact of REIT election	(620,327)	10.0%	(504,981)	6.9%
Expected tax benefit at TRS	679,078	-11.0%	1,026,244	-14.1%

State income tax (expense) benefit, net	(76,859)	1.2%	185,925	-2.5%
Temporary differences - deprecation	(111,547)	1.8%	24,016	-0.3%
Permanent differences - PPP	430,293	-7.0%	-	0.0%

Income tax benefit	$920,965	-14.9%	$1,236,185	-17.0%

As of December 31, 2021 and 2020, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards - Federal	$4,157,396	$2,590,484
Net operating loss carryforwards - State	588,661	500,450
	4,746,057	3,090,934
Deferred Tax Liabilities:
Tax FF&E basis less than book basis - Federal	(1,974,462)	(1,383,589)
Tax FF&E basis less than book basis - State	(306,827)	(240,403)
	(2,281,289)	(1,623,992)

Deferred tax assets, net	$2,464,768	$1,466,942

9.  RELATED PARTY TRANSACTIONS

Legendary Capital REIT III, LLC—Substantially all of the Company’s business is managed by the Advisor and its affiliates, pursuant to the Advisory Agreement. The Advisor is owned by Corey R. Maple and Norman H. Leslie. The Company has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services. The Company reimburses the Advisor and its affiliates, at cost, for certain expenses incurred on behalf of the Company, as described in more detail below. The Advisory Agreement has a term of 10 years, ending in December 2028.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the year ended December 31, 2021 and 2020, were as follows:

	Incurred
	For the Year Ended December 31,
	2021	2020
Fees:
Acquisition fees	$1,036,796	$501,949
Financing fees	1,036,796	501,949
Asset management fees	1,188,607	831,813
Performance fees	160,774	143,466
	$3,422,973	$1,979,177

Reimbursements:
Offering costs	$1,739,185	$1,241,419
General and administrative	2,996,060	2,495,118
Sales and marketing	211,691	185,601
Acquisition costs	106,357	95,597
	$5,053,293	$4,017,735

For the year ended December 31, 2021 and 2020, the Operating Partnership recognized distributions payable to the Advisor in the amount of $296,164 and $264,280, respectively, in connection with the Advisor’s ownership of Series B LP Units. For the year ended December 31, 2021 and 2020, the Company paid distributions in the amount of $46,205 and $31,535 respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. Corey Maple, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama and Southaven, Mississippi, which had original loan amounts of $9.6 million and $13.5 million, respectively, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Norman Leslie, is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. Mr. Maple and Mr. Leslie were also guarantors of the Company’s $3.0 million line of credit, each in the amount of $1.2 million. That line of credit was closed in November 2020. For the years ended December 31, 2021 and 2020, the Company accrued guarantee fees in the amount of $159,414 and $155,508 respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $630,406 remained unpaid at December 31, 2021 and is included in Due to Related Party on the accompanying consolidated balance sheet.

As of December 31, 2021 and 2020, the Company had amounts due and payable to the Advisor and its affiliates of $2,035,708 and $1,720,605, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

NHS, LLC dba National Hospitality Services—NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. NHS provides property management and hotel operations management services for the Company’s hotel properties, pursuant to individual management agreements. The agreements have an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms.

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

Fees and reimbursements earned and payable to, NHS for the year ended December 31, 2021 and 2020, were as follows:

	Incurred		Payable as of
	For the Year Ended December 31,		December 31,	December 31,
	2021	2020	2021	2020
Fees:
Management fees	$663,377	$458,163	$66,407	$36,509
Administrative fees	107,466	70,623	9,461	5,648
Accounting fees	125,592	101,976	12,726	10,701
	$896,435	$630,762	$88,594	$52,858

Reimbursements	$490,792	$271,787	$119,638	$5,530

One Rep Construction, LLC (“One Rep”)—One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2021 and 2020 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the year ended December 31, 2021 and 2020, the Company incurred $61,739 and $176,669 of construction management fees and reimbursements payable to One Rep, respectively. As of December 31, 2021 and 2020, the amounts outstanding and due to One Rep were $8,138 and $34,988, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) – A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie and Mr. Maple, each a director and executive officer of the Company and principal of the Advisor. During the year ended December 31, 2021, A-1 Bonds made a $13.0 million loan to a subsidiary of the Company secured by the Houston Property. The loan was repaid in full on September 2, 2021. See Note 13 Subsequent Events for additional loans made by A-1 Bonds subsequent to December 31, 2021.

10.  FRANCHISE AGREEMENTS

As of December 31, 2021 and 2020, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Common Stock

Initial Offering

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, at a price of $10.00 per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in December 2021, to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company, purchasing shares of common stock at 95% of the then-current share net asset value (“NAV”).

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
Second Quarter 2021	1,465,038	0.175	251,625	1,107,080	1,358,705	853,375
Third Quarter 2021	1,500,023	0.175	1,114,951	1,223,741	2,338,692	122,840
Fourth Quarter 2021	1,527,992	0.175	1,340,091	551,391	1,891,482	(732,378)
	$5,923,269	$0.700	$2,952,751	$3,964,040	$6,916,791	$(1,048,398)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)(4)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2020	$1,204,910	$0.175	$691,604	$418,286	$1,109,890	$(1,141,973)
Second Quarter 2020	1,313,186	0.175	—	—	—	(349,329)
Third Quarter 2020	1,368,309	0.175	213,784	1,410,688	1,624,472	892,326
Fourth Quarter 2020	1,397,802	0.175	245,789	1,054,379	1,300,168	(202,710)
	$5,284,207	$0.700	$1,151,177	$2,883,353	$4,034,530	$(801,686)

(1)	Distributions for the years ended December 31, 2021 and 2020 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from April 1, 2020 through June 30, 2020 were payable to each stockholder in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from July 1, 2020 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from April 1, 2021 through June 30, 2021 were payable to each stockholder 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from July 1, 2021 through September 30, 2021 were payable to each stockholder as 100% in cash on a monthly basis. Distributions for the period from October 1, 2021 through December 31, 2021 were payable to each stockholder as 100% in cash on a monthly basis.
(2)	Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	During 2019 and through the first quarter of 2020, distributions were paid on a monthly basis. Beginning the second quarter of 2020 through the second quarter of 2021, distributions were paid on a quarterly basis. Beginning in the third quarter of 2021, distributions were paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the tenth day of the following month.
(4)	Distributions for the period from March 1, 2020 through March 31, 2020 and April 1, through June 30, 2020 were paid in July 2020. Distributions for the period from July 1, 2020 through September 30, 2020 were paid in October 2020.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan. The Company repurchased 88,088 shares pursuant to repurchase requests received during the year ended December 31, 2021, which represented an original investment of $880,883 for $856,605. As of December 31, 2021, $299,286 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets. During the year ended December 31, 2020 we repurchased 64,190 shares, which represents an original investment of $641,898 for $590,547. As of December 31, 2021, the Company had $3,070,332 available for eligible repurchases in all of 2022.

Interval Common Stock

Distributions

Holders of shares of Interval Common Stock will be entitled to receive, when and as authorized by the board of directors of the Company and declared by the Company, distributions at a rate equal to 86% of the distribution rate for the Company’s common stock as authorized by the board of directors and declared by the Company. Distributions on the Interval Shares may be paid in cash, capital stock of the Company or a combination of cash and capital stock of the Company as determined by the board of directors and will be paid at such times as distributions are paid to the holders of common stock.

Repurchase Plan

The board of directors has adopted a repurchase plan for the Interval Common Stock (the “Repurchase Plan”). The Repurchase Plan is generally available to holders of Interval Common Stock who have held their shares of Interval Common Stock (“Interval Shares”) for at least one year. The Repurchase Plan provides that so long as the Repurchase Reserve (defined below) exists, the Company will repurchase up to the lesser of (i) 5% of the aggregate value of the Interval Shares (“Interval Shares Value”) on the last day of the same calendar quarter of the preceding year and (ii) 5% of the Interval Shares Value on the last day of the preceding calendar quarter. After the Repurchase Reserve has been exhausted, the Company will limit repurchases of Interval Shares to repurchases that can be made with the net proceeds from the dividend reinvestment plan for the Interval Shares received in the prior calendar year up to the lesser of (i) 1.25% per calendar quarter and (ii) 5% per calendar year of the Interval Shares Value. The limitations described in this paragraph are referred to as the “Repurchase Limitations.”

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

Interval Share Offering

The Company is offering up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share. As of December 31, 2021, the Company had not issued or sold any shares of Interval Common Stock. See Note 13.

Non-Controlling Interests

The Operating Partnership currently has four classes of Limited Partner Units which include the Common LP Units, the Series B LP Units, the Series T LP Units and the GO Limited Units. The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects.

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any Series T LP Units issued may have different allocations and distributions than other Series T LP Units. The Series T LP Units are eligible for conversion into Common LP Units beginning 36 months after their issuance, and will automatically convert into Common LP Units upon other events. As of December 31, 2021, the Company had recorded an aggregate value of $21.9 million to the Series T LP Units in connection with such property contributions.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. As of December 31, 2021, the Operating Partnership had issued and sold 2,210,411 Series GO LP Units and received aggregate proceeds of $15.2 million.

Non-Controlling Interest – Series B LP Units

Distributions

Under the Operating Partnership Agreement, the Advisor, as the Series B Limited Partner, will receive, from the Operating Partnership, distributions as follows: (a) for all years, an amount equal to 5.0% of the total of (i) the total distributions made to the Partners (other than the Series B Limited Partner) and (ii) the total distributions made to the Series B Limited Partner, after the Partners (other than the Series B Limited Partner) have received a 6.0% cumulative, but not compounded, return on their original capital contributions, and (b) for the year of liquidation or other cessation of the General Partner or the Partnership, an amount equal to 5.0% of the original capital contributions made by the Partners, after the Partners (other than the Series B Limited Partner) have received a return of their capital contributions plus a six percent (6%) cumulative, but not compounded return from all distributions.

Series B LP Unit Offering

As of December 31, 2021, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2021, the Operating Partnership had issued and sold 152,100 Common LP Units in connection with the Northbrook Property acquisition.

12.  COMMITMENTS AND CONTINGENCIES

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

Property Acquisitions

The seller of the Pineville Property, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of December 31, 2021, no additional consideration had paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

In November 2019, the Company entered into a purchase agreement, to acquire three hotel properties in Pennsylvania, from a third party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement. The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers seek the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit. The lawsuit is in an early stage and the likelihood of any material loss in connection with the case cannot be determined at this time. As a result, no amount was recorded related to this matter as of December 31, 2021, the Earnest Money remained in escrow and is included in restricted cash on the accompanying consolidated balance sheets.

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

See Note 13 for a description of the contribution agreements entered into subsequent to December 31, 2021.

The Company is still conducting its diligence review with respect to each of these properties. These pending acquisitions are subject to the Company’s completion of satisfactory due diligence and other closing conditions. There can be no assurance the Company will complete any or all of these pending property contributions on the contemplated terms, or at all.

13.  SUBSEQUENT EVENTS

Distributions Paid

On January 10, 2022, the Company paid cash distributions totaling $297,905 and DRIP distributions totaling $189,453 paid in shares of Common Stock in the Company and cash distributions totaling $8,300 for Common Limited Units of the Operating Partnership for daily record dates in the period from December 1, 2021 through December 31, 2021.

On February 1, 2022, the Company declared cash distributions totaling $302,840 and DRIP distributions totaling $187,360, cash distributions totaling $8,873 for Common Limited Units of the Operating Partnership and cash distributions totaling $672 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates January 1 through January 31, 2022 to holders of record on each calendar day of such period. The distribution declared for January 2022 was paid on February 10, 2022.

On March 3, 2022, we declared cash distributions totaling $305,211 and DRIP distributions totaling $189,429, cash distributions totaling $28,997 for Common Limited Units of the Operating Partnership and cash distributions totaling $5,105 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates February 1 through February 28, 2022 to holders of record on each calendar day of such period. The distribution declared for February 2022 was paid on March 10, 2022.

Recent Property Acquisitions

Hampton Inn & Suites Fargo Medical Center – Fargo, North Dakota

On January 18, 2022, the Operating Partnership acquired a Hampton Inn & Suites hotel property in Fargo, North Dakota (the “Fargo Property”) pursuant to an Amended and Restated Contribution Agreement (the “Fargo Amended Contribution Agreement”), dated as of the same date. The aggregate consideration under the Fargo Amended Contribution Agreement was $11.4 million plus closing costs of approximately $0.3 million, subject to adjustment as provided in the Fargo Amended Contribution Agreement. The consideration consists of a loan (the “Original Hampton Fargo Loan”) assumed by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $7.2 million secured by the Fargo Property, the issuance by the Operating Partnership of approximately $4.05 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of $150,000 in cash. The assumed loan had a fixed interest rate of 7.0% per annum and matures on October 3, 2022, which could be extended by the Company for an additional one-year term upon satisfaction of certain conditions contained in the assumed loan agreement, including no then-existing event of default. On February 23, 2022, pursuant to the Business Loan Agreement, dated as of February 23, 2022 (the “New Loan Agreement”), the Company entered into a new $7.4 million loan with Western State Bank (the “New Lender”), which is secured by the Hampton Fargo (the “New Hampton Fargo Loan”). The New Lender is not affiliated with the Company or the Advisor. The New Hampton Fargo Loan is evidenced by a promissory note and has a fixed interest rate of 4.00% per annum. The New Hampton Fargo Loan matures five years after the effective date. The New Hampton Fargo Loan requires monthly payments of principal and interest, with the outstanding principal and interest due at maturity. The New Hampton Fargo Loan will move to monthly interest-only payments for 12 months once the PIP funds are placed on deposit with the New Lender and work on the PIP begins. The Company has the right to prepay all or a portion of the New Hampton Fargo Loan at any time without penalty. The Company used the proceeds of the New Hampton Fargo Loan to repay in full the Original Hampton Fargo Loan described above.

The New Loan Agreement requires the maintenance of covenants concerning an annual debt service coverage ratio beginning for each fiscal year beginning December 31, 2023, the maintenance of a replacement reserve account beginning 30 days after loan origination and the monthly escrow for property taxes as further described in the New Loan Agreement. The New Loan Agreement contains customary events of default, including payment defaults, as further described therein. If an event of default occurs under the New Loan Agreement, the New Lender may accelerate the repayment of amounts outstanding under the New Loan Agreement and exercise other remedies subject, in certain instances, to the expiration of applicable cure periods.

Pursuant to the New Loan Agreement, the Operating Partnership entered into a Guaranty (the “OP Guaranty”) with the New Lender to guarantee payment when due of the loan amount and the performance of the agreements of Borrower contained in the loan documents, as further described in the OP Guaranty. Further, Corey Maple, a director and executive officer of the Company, entered into a Guaranty (the “Maple Guaranty”) with the New Lender to guarantee payment, when due, of the loan amount and any additional amounts due by the Borrower under the loan documents at that time, as further described in the Maple Guaranty.

In connection with the acquisition, the Company entered into a Management Agreement with KAJ Hospitality Inc. (“KAJ”) (the “KAJ Management Agreement”) to provide property management and hotel operations management services for the Fargo Property. The KAJ Management Agreement has an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms. Pursuant to the KAJ Management Agreement, the Company agrees to pay to KAJ a management fee equal to 3.0% of total revenues plus an accounting fee of $14.00 per room for accounting services, payable monthly. KAJ may also receive incentive management fees if certain performance metrics are achieved. The Company also reimburses KAJ for certain costs of operating the property incurred on behalf of the Company. All reimbursements are paid to KAJ at cost. The KAJ Management Agreement may be terminated upon the occurrence of an Event of Default (as defined in the KAJ Management Agreement), subject in certain cases to applicable notice and cure periods as described in the KAJ Management Agreement. The Company may terminate the KAJ Management Agreement if certain performance metrics are not met by KAJ.

The Company funded the acquisition of the Fargo Property with proceeds from its ongoing private offerings, Series T LP Units issued to the Contributor as described above, and an assumed loan secured by the Fargo Property. The Fargo Property is a 90-room property.

Courtyard El Paso Airport – El Paso, Texas

On February 8, 2022, the Operating Partnership acquired a Courtyard by Marriott hotel property in El Paso, Texas (the “El Paso Airport Property”) pursuant to an Amended and Restated Contribution Agreement (the “El Paso Airport Amended Contribution Agreement”), dated as of the same date. The aggregate consideration under the El Paso Airport Amended Contribution Agreement was $15.21 million plus closing costs of approximately $0.3 million, subject to adjustment as provided in the El Paso Airport Amended Contribution Agreement. The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $9.99 million secured by the El Paso Airport Property, the issuance by the Operating Partnership of approximately $4.6 million in Common Limited Units of the Operating Partnership, and the payment by the Operating Partnership of $620,000 in cash. The new loan has a fixed interest rate of 7.0% per annum and matures on February 7, 2023, which may be extended by the Company for an additional one-year term upon satisfaction of certain conditions contained in the new loan agreement, including no then-existing event of default. The new loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. The Company has the right to prepay the new loan in full at any time without a fee. The new loan requires Borrower to fund an insurance and tax reserve account at closing.

In connection with the acquisition, the Company entered into a Management Agreement with Aimbridge Hospitality, LLC (“Aimbridge”) (the “Aimbridge Management Agreement”) to provide property management and hotel operations management services for the El Paso Airport Property. The Aimbridge Management Agreement has an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms. Pursuant to the Aimbridge Management Agreement, the Company agrees to pay to Aimbridge a management fee equal to 3% of total revenues, an accounting fee of $3,000 for accounting services, payable monthly, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2023. Aimbridge will also receive additional fees of $2,550 per month for customized accounting services, revenue management and digital marketing, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2023. Aimbridge may also receive incentive management fees if certain performance metrics are achieved. The Company also reimburses Aimbridge for certain costs of operating the property incurred on behalf of the Company. All reimbursements are paid to Aimbridge at cost. The Aimbridge Management Agreement may be terminated upon the occurrence of an Event of Default (as defined in the Aimbridge Management Agreement), subject in certain cases to applicable notice and cure periods as described in the Aimbridge Management Agreement. The Company may terminate the Aimbridge Management Agreement in connection with the sale of the El Paso Airport Property upon at least ninety days’ written notice to Aimbridge and the payment of a termination fee, the amount of which varies depending on the timing of such termination.

The Company funded the acquisition of the El Paso Airport Property with proceeds from its ongoing private offerings, Common Limited Units issued to the Contributor as described above, and a new loan secured by the El Paso Airport Property. The El Paso Airport Property is a 90-room property.

Fairfield Inn & Suites Denver Southwest Lakewood – Lakewood, Colorado

On March 29, 2022, the Operating Partnership acquired a Fairfield Inn & Suites hotel property in Lakewood, Colorado (the “Lakewood Property”) pursuant to an Amended Contribution Agreement (the “Lakewood Amended Contribution Agreement”), dated as of March 22, 2022. The aggregate consideration under the Lakewood Amended Contribution Agreement was $19.4 million plus closing costs of approximately $0.4 million, subject to adjustment as provided in the Lakewood Amended Contribution Agreement. The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $12.61 million secured by the Lakewood Property, the issuance by the Operating Partnership of approximately $6.238 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of $552,000 in cash, the use and disbursement of, which is subject to the review and discretion of the Operating Partnership. The new loan has a fixed interest rate of 7.0% per annum and matures on March 28, 2023, which may be extended by us for an additional one-year term upon satisfaction of certain conditions contained in the new loan agreement, including no then-existing event of default. The new loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. The Company has the right to prepay the new loan in full at any time without a fee. The new loan requires Borrower to fund an insurance and tax reserve account at closing.

In addition to the $12.61 million loan, there is a $1.235 million loan guaranteed by RLC-VI Lakewood, LLC and Rockies Lodging Capital, LLC with a fixed interest rate of 7.0% per annum and matures on May 28, 2022 with the ability to extend to June 28, 2022. Any amount not repaid as of June 28, 2022 will be offset by Series T LP Units previously issued to the Contributor at a rate of 1.75:1 at the time of the conversion event, as defined in the Lakewood Amended Contribution Agreement, and the conversion cap rate, as defined in the Lakewood Amended Contribution Agreement, will increase to 8.75%.

In connection with the acquisition, the Company entered into a Management Agreement with NHS, LLC dba National Hospitality Services (“NHS”), an affiliate of the Advisor which is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor, to provide property management and hotel operations management services for the Lakewood Property. The agreement has an initial term expiring on December 31, 2027, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms. NHS earns a monthly base management fee for property management services equal to 3% of gross revenue, an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. The Company will also reimburse NHS for certain costs of operating the property incurred on behalf of the Company. All reimbursements are paid to NHS at cost, and the agreement can be terminated at any time without liquidated damages.

The Company funded the acquisition of the Lakewood Property with proceeds from its ongoing private offerings, Series T LP Units issued to the Contributor as described above, and a new loan secured by the Lakewood Property. The Lakewood Property is a 142-room property.

Properties Under Contract

On February 1, 2022, the Operating Partnership and RLC V RIFC, LLC (the “RI Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “RI Contribution Agreement”), pursuant to which the RI Contributor agreed to contribute the 113-room Residence Inn by Marriott Fort Collins hotel in Fort Collins, Colorado (the “RI Hotel Property”) to the Operating Partnership. The RI Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the RI Hotel Property under the RI Contribution Agreement is $17,700,000 plus closing costs, subject to adjustment as provided in the RI Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the RI Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the RI Contribution Agreement, the Operating Partnership deposited $100,000 into escrow as earnest money pending the closing or termination of the RI Contribution Agreement. Except in certain circumstances described in the RI Contribution Agreement, if the Operating Partnership fails to perform its obligations under the RI Contribution Agreement, it will forfeit the earnest money.

On February 1, 2022, the Operating Partnership and RLC-IV CYFC, LLC (the “CY Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “CY Contribution Agreement”), pursuant to which the CY Contributor agreed to contribute the 112-room Courtyard by Marriott Fort Collins hotel in Fort Collins, Colorado (the “CY Hotel Property”) to the Operating Partnership. The CY Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the CY Hotel Property under the CY Contribution Agreement is $15,000,000 plus closing costs, subject to adjustment as provided in the CY Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the CY Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the CY Contribution Agreement, the Operating Partnership deposited $100,000 into escrow as earnest money pending the closing or termination of the CY Contribution Agreement. Except in certain circumstances described in the CY Contribution Agreement, if the Operating Partnership fails to perform its obligations under the CY Contribution Agreement, it will forfeit the earnest money.

On March 21, 2022, the Operating Partnership and Smith/Curry Hotel Group HH-Harris, LLC (the “Charlotte HGI Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Charlotte HGI Contribution Agreement”), pursuant to which the Charlotte HGI Contributor agreed to contribute the 112-room Hilton Garden Charlotte North hotel in Charlotte, North Carolina (the “Charlotte HGI Hotel Property”) to the Operating Partnership. The Charlotte HGI Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Charlotte HGI Hotel Property under the Charlotte HGI Contribution Agreement is $15,000,000 plus closing costs, subject to adjustment as provided in the Charlotte HGI Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Charlotte HGI Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and cash at closing. As required by the Charlotte HGI Contribution Agreement, the Operating Partnership deposited $100,000 into escrow as earnest money pending the closing or termination of the Charlotte HGI Contribution Agreement. Except in certain circumstances described in the Charlotte HGI Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Charlotte HGI Contribution Agreement, it will forfeit the earnest money.

On March 21, 2022, the Operating Partnership and Smith/Curry Hotel Group Pineville II, LLC (the “Pineville HGI Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Pineville HGI Contribution Agreement”), pursuant to which the Pineville HGI Contributor agreed to contribute the 113-room Hilton Garden Pineville hotel in Pineville, North Carolina (the “Pineville HGI Hotel Property”) to the Operating Partnership. The Pineville HGI Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Pineville HGI Hotel Property under the Pineville HGI Contribution Agreement is $10,700,000 plus closing costs, subject to adjustment as provided in the Pineville HGI Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Pineville HGI Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and cash at close. As required by the Pineville

HGI Contribution Agreement, the Operating Partnership deposited $100,000 into escrow as earnest money pending the closing or termination of the Pineville HGI Contribution Agreement. Except in certain circumstances described in the Pineville HGI Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Pineville HGI Contribution Agreement, it will forfeit the earnest money.

The Company is still conducting its diligence review with respect to each of these properties. These pending acquisitions are subject to its completion of satisfactory due diligence and other closing conditions. There can be no assurance the Company will complete any or all of these pending property contributions on the contemplated terms, or at all.

Status of the GO Unit Offering

Our board of directors terminated the GO Unit Offering as of February 14, 2022. With the exception of pending subscription agreements submitted before February 14, 2022, but not yet admitted, from the inception of the offering through termination, we had issued and sold 3,104,979 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $21.4 million.

Status of the Offering

Our board of directors extended the term of the Offering to May 31, 2023. As of March 30, 2021, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 8,814,430 shares of common stock, including 869,543 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $84.8 million.

Status of the Interval Share Offering

Our board of directors intends to allow the Interval Share Offering to expire on March 31, 2022.

Series T LP Units

On January 18, 2022, the Operating Partnership issued 405,130 Series T LP Units in connection with the contribution of the Fargo Property. On March 29, 2022, the Operation Partnership issued 623,800 Series T LP Units in connection with the contribution of the Lakewood Property.

Common LP Units

On February 8, 2022, the Operating Partnership issued 460,000 Common LP Units in connection with the contribution of the El Paso Airport Property.

******

LODGING FUND REIT III, INC. - SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2021

						Costs
						Capitalized
						Subsequent to
				Initial Cost		Acquisition	Gross Amounts at End of Year
					Building,	Building,		Building,
				Land and	Building	Building	Land and	Building
	Date	Number		Land	Improvements	Improvements	Land	Improvements		Accumulated	Depreciable
Description	Acquired	of Rooms	Encumbrances	Improvements	and FF&E	and FF&E	Improvements	and FF&E	Total(1)	Depreciation	Lives
Holiday Inn Express - Cedar Rapids, IA	Nov - 2018	83	$5,858,134	$1,536,966	$6,321,367	$876,471	$1,547,077	$7,197,838	$8,744,915	$(916,241)	3 - 40 yrs.
Hampton Inn & Suites - Pineville, NC	Mar - 2019	111	8,782,284	2,014,533	12,327,740	1,184,200	2,014,533	13,511,940	15,526,473	(1,265,399)	3 - 40 yrs.
Hampton Inn - Eagan, MN	Jun - 2019	122	9,277,193	1,691,813	12,536,520	275,931	1,691,813	12,812,451	14,504,264	(1,303,378)	3 - 40 yrs.
Home2 Suites - Prattville, AL	Jul - 2019	90	9,425,085	1,691,954	13,414,060	34,149	1,691,954	13,448,209	15,140,163	(1,168,799)	3 - 40 yrs.
Home2 Suites - Lubbock, TX	Dec - 2019	100	7,573,597	803,229	13,906,502	25,265	803,229	13,931,767	14,734,996	(1,090,062)	3 - 40 yrs.
Fairfield Inn & Suites - Lubbock, TX	Jan - 2020	101	9,125,908	982,934	15,261,162	2,289	982,934	15,263,451	16,246,385	(1,246,039)	3 - 40 yrs.
Homewood Suites - Southaven, MS	Feb - 2020	99	13,343,841	1,593,232	19,351,858	26,158	1,593,232	19,378,016	20,971,248	(1,250,542)	3 - 40 yrs.
Courtyard by Marriott - Aurora, CO	Feb - 2021	141	15,000,000	4,400,098	19,668,031	171,681	4,400,098	19,839,712	24,239,810	(660,831)	3 - 40 yrs.
Holiday Inn - El Paso, TX	May - 2021	175	7,900,000	1,747,553	8,913,467	29,335	1,747,553	8,942,802	10,690,355	(311,777)	3 - 40 yrs.
Hilton Garden Inn - Houston, TX	Aug - 2021	182	13,947,218	3,168,376	17,659,977	40,575	3,168,376	17,700,552	20,868,928	(231,936)	3 - 40 yrs.
Sheraton Hotel - Northbrook, IL	Dec - 2021	160	3,700,000	378,051	16,859,016	7,899	378,051	16,866,915	17,244,966	(42,724)	3 - 40 yrs.
		1,364	$103,933,260	$20,008,739	$156,219,700	$2,673,953	$20,018,850	$158,893,653	$178,912,503	$(9,487,728)
(1)The aggregate cost for federal income tax purposes is approximately $177.9 million at December 31, 2021 (unaudited).

Investment in Real Estate:	2021	2020
Balance at beginning of period	$105,456,764	$66,664,020
Acquisitions	72,794,569	37,189,186
Improvements	661,170	1,603,558
Balance at end of period	$178,912,503	$105,456,764

Accumulated Depreciation:	2021	2020
Balance at beginning of period	$(4,712,578)	$(1,255,712)
Depreciation expense	(4,831,022)	(3,461,309)
Asset write-offs	55,872	4,443
Balance at end of period	$(9,487,728)	$(4,712,578)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LODGING FUND REIT III, INC.

Date: April 21, 2022	By:	/s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer, Secretary and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date	Name and Title

April 21, 2022	/s/ Corey R. Maple
Corey R. Maple, Chairman of the Board, Chief Executive Officer, Secretary and Director (principal executive officer)

April 21, 2022	/s/ Samuel C. Montgomery
Samuel C. Montgomery, Chief Financial Officer (principal financial officer and principal accounting officer)

April 21, 2022	/s/ Norman H. Leslie
Norman H. Leslie, President, Chief Investment Officer, Treasurer and Director

April 21, 2022	/s/ David G. Ekman
David G. Ekman, Director

April 21, 2022	/s/ Brian Hagen
Brian Hagen, Director

April 21, 2022	/s/ Jeffrey T. Leighton
Jeffrey T. Leighton, Director

April 21, 2022	/s/ Perry Rynders
Perry Rynders, Director