Form 10-Q
period 2022-03-31
Lodging Fund REIT III, Inc.
filed 2022-05-16
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 8,864,232 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Investment in hotel properties, net of accumulated depreciation of $11,095,567 and $9,487,728	$217,643,245	$169,424,775
Cash and cash equivalents	8,707,306	7,866,401
Restricted cash	6,484,937	6,469,999
Accounts receivable, net	766,621	748,364
Franchise fees, net	1,903,982	1,459,641
Prepaid expenses and other assets	4,850,724	4,360,555
Total Assets	$240,356,815	$190,329,735

Liabilities and Equity
Debt, net	$133,652,450	$103,126,884
Finance lease liability	8,023,484	—
Accounts payable	1,773,707	1,549,380
Accrued expenses	2,452,742	2,621,520
Distributions payable	571,814	495,657
Due to related parties	3,118,989	2,580,326
Other liabilities	1,585,637	7,499,568
Total liabilities	151,178,823	117,873,335

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 8,620,591 and 8,348,310 shares issued and outstanding	86,204	83,481
Additional paid-in capital	84,257,191	81,655,994
Accumulated deficit	(48,318,563)	(43,586,952)
Total stockholders' equity	36,024,832	38,152,523
Non-controlling interest - Series B LP Units	(1,816,725)	(1,563,489)
Non-controlling interest - Series GO LP Units	17,549,177	12,498,527
Non-controlling interest - Series T LP Units	31,661,048	21,931,757
Non-controlling interest - Common LP Units	5,759,660	1,437,082
Total equity	89,177,992	72,456,400
Total Liabilities and Equity	$240,356,815	$190,329,735

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Room revenue	$8,814,095	$3,720,791
Other revenue	481,708	64,370
Total revenue	9,295,803	3,785,161

Expenses
Property operations	4,780,473	1,742,248
General and administrative	2,224,467	1,345,842
Sales and marketing	580,366	305,454
Franchise fees	817,196	296,352
Management fees	795,096	438,090
Acquisition expense	13,517	27,466
Depreciation and amortization	1,624,240	1,003,052
Total expenses	10,835,355	5,158,504

Other Income (Expense)
Other income (expense), net	(199,393)	678,875
Interest expense	(2,413,092)	(947,073)
Total other income (expense)	(2,612,485)	(268,198)

Net Loss Before Income Taxes	(4,152,037)	(1,641,541)

Income tax benefit (expense)	651,602	(25,000)

Net Loss	(3,500,435)	(1,666,541)

Net loss attributable to non-controlling interest - Series B LP Units	(175,006)	(82,978)
Net loss attributable to non-controlling interest - Series GO LP Units	(624,093)	(159,936)
Net loss attributable to non-controlling interest - Common LP Units	(178,639)	—

Net Loss Attributable to Common Stockholders	$(2,522,697)	$(1,423,627)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.30)	$(0.18)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	8,489,024	7,751,978

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock					Non-Controlling Interest
			Additional		Total
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series T	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	Equity
Balance at December 31, 2020	7,611,653	$76,116	$74,610,627	$(31,855,995)	$42,830,748	$(1,005,785)	$3,784,965	$—	$—	$45,609,928
Issuance of common stock	82,414	824	793,756	—	794,580	—	—	—	—	794,580
Issuance of GO Units	—	—	—	—	—	—	4,201,300	—	—	4,201,300
Issuance of T Units	—	—	—	—	—	—	—	6,747,577	—	6,747,577
Offering costs	—	—	—	(287,745)	(287,745)	—	(534,354)	—	—	(822,099)
Distributions declared ($0.175 per share)	—	—	—	(1,358,705)	(1,358,705)	(71,511)	—	—	—	(1,430,216)
Distributions reinvested	113,877	1,139	1,080,689	—	1,081,828	—	—	—	—	1,081,828
Redemptions	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	(1,423,627)	(1,423,627)	(82,978)	(159,936)	—	—	(1,666,541)
Balance at March 31, 2021	7,807,944	$78,079	$76,485,072	$(34,926,072)	$41,637,079	$(1,160,274)	$7,291,975	$6,747,577	$—	$54,516,357

Balance at December 31, 2021	8,348,310	$83,481	$81,655,994	$(43,586,952)	$38,152,523	$(1,563,489)	$12,498,527	$21,931,757	$1,437,082	$72,456,400
Issuance of common stock	276,878	2,769	2,672,085	—	2,674,854	—	—	—	—	2,674,854
Issuance of GO Units	—	—	—	—	—	—	6,138,291	—	—	6,138,291
Issuance of T Units	—	—	—	—	—	—	—	9,729,291	—	9,729,291
Issuance of Common LP Units	—	—	—	—	—	—	—	—	4,600,000	4,600,000
Offering costs	—	—	—	(730,836)	(730,836)	—	(463,548)	—	—	(1,194,384)
Distributions declared ($0.175 per share)	—	—	—	(1,478,078)	(1,478,078)	(78,230)	—	—	(98,783)	(1,655,091)
Distributions reinvested	59,709	597	566,643	—	567,240	—	—	—	—	567,240
Redemptions	(64,306)	(643)	(637,531)	—	(638,174)	—	—	—	—	(638,174)
Net loss	—	—	—	(2,522,697)	(2,522,697)	(175,006)	(624,093)	—	(178,639)	(3,500,435)
Balance at March 31, 2022	8,620,591	$86,204	$84,257,191	$(48,318,563)	$36,024,832	$(1,816,725)	$17,549,177	$31,661,048	$5,759,660	$89,177,992

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(3,500,435)	$(1,666,541)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,624,240	1,003,052
Stock-based compensation expense	15,000	—
Amortization	196,942	81,780
Gain on PPP loan forgiveness	—	(763,100)
Loss on disposal of fixed assets	(9,151)	—
Deferred tax assets, net	(646,997)	—
Change in operating assets and liabilities:
Accounts receivable	(18,257)	(109,734)
Franchise fees	(475,000)	(175,000)
Prepaid expenses and other assets	156,828	74,980
Accounts payable	193,788	297,381
Accrued expenses	(168,778)	(202,599)
Due to related parties	393,683	381,586
Other liabilities	(1,055,044)	(214,040)
Net cash used in operating activities	(3,293,181)	(1,292,235)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(940,636)	(1,862,423)
Improvements and additions to hotel properties	(1,828,334)	(733,980)
Net cash used in investing activities	(2,768,970)	(2,596,403)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	7,400,000	—
Proceeds from lines of credit	1,250,000	1,000,000
Proceeds from PPP loans	—	801,800
Principal payments on mortgage debt	(7,543,501)	(197,147)
Principal payments on lines of credit	(500,000)	(1,000,000)
Payments of deferred financing costs	(503,818)	(330,792)
Increase in finance lease liability	47,727	—
Proceeds from issuance of common stock	2,659,854	794,580
Proceeds from issuance of GO Units	6,138,291	4,201,300
Payments of offering costs	(1,097,095)	(701,674)
Distributions paid	(933,464)	(246,084)
Net cash provided by financing activities	6,917,994	4,321,983
Net change in cash, cash equivalents, and restricted cash	855,843	433,345
Beginning Cash, Cash Equivalents, and Restricted Cash	14,336,400	12,529,067
Ending Cash, Cash Equivalents, and Restricted Cash	$15,192,243	$12,962,412

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$1,288,186		$889,861
Income taxes paid	$—		$1,963

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of T Units for Aurora property	$—		$6,742,757
Issuance of T Units for Fargo property	$4,091,291		$—
Issuance of T Units for Lakewood property	$5,638,000		$—
Issuance of Common LP Units for El Paso Airport property	$4,600,000	$
Debt issued for acquisition of Aurora property	$—		$15,000,000
Debt assumed for acquisition of Fargo property	$7,198,709		$—
Debt issued for acquisition of El Paso Airport property	$9,990,000		$—
Debt issued for acquisition of Lakewood property	$13,081,364		$—
Offering costs included in accounts payable	$30,539		$52,933
Offering costs included in due to related parties	$66,749		$75,492
Offering costs included in accrued expenses	$—		$(8,000)
Distributions included in due to related parties	$78,230		$71,511
Redemptions included in other liabilities	$638,174		$—
Reinvested distributions	$567,240		$1,081,828
Initial ASC 842 adoption of right-of-use asset	$2,478,696		$—

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$7,866,401		$7,960,159
Restricted cash, beginning of period	6,469,999		4,568,908
Cash, cash equivalents, and restricted cash, beginning of period	$14,336,400		$12,529,067

Cash and cash equivalents, end of period	$8,707,306		$7,547,457
Restricted cash, end of period	6,484,937		5,414,955
Cash, cash equivalents, and restricted cash, end of period	$15,192,243		$12,962,412

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and three classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), and Series T Limited Partnership Units (“Series T LP Units”). LF REIT III was the sole general partner of the OP, as of March 31, 2022 and December 31, 2021. As of March 31, 2022, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,104,979 Series GO LP Units and 3,542,699 Series T LP Units.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in shares of the Company’s common stock in December 2021 (the “Offering”). The Offering is to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of March 31, 2022, the Company had issued and sold 8,837,175 shares of common stock, including 869,789 shares attributable to the DRIP, and received aggregate proceeds of $86.4 million. As of March 31, 2022, the Company had repurchased 216,584 shares, which represents an original investment of $2,165,845 for $2,085,324 under the Company’s Share Repurchase Plan. As of March 31, 2022, $638,174 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheet. See Note 11.

On April 29, 2020, the Company classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock, was a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of the Company’s board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Company’s board of directors allowed the Interval Share Offering to expire on March 31, 2022. The Company did not issue or sell any shares of Interval Common Stock in the Offering.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The

Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. As of March 31, 2022, the Operating Partnership had issued and sold 3,104,979 Series GO LP Units and received aggregate proceeds of $21.4 million.

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 36 months after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of the conversion. As of March 31, 2022, the Company had recorded an aggregate value of $31.7 million to the Series T LP Units in connection with such property contributions.

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of March 31, 2022, the Operating Partnership had issued and sold 612,100 Common LP Units in connection with property contributions.

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

During the first quarter of 2020, the global outbreak of COVID-19 was identified and has since spread to nearly every country and territory, including every state in the United States. The COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus continues to adversely impact many industries, with the travel and hospitality industries being particularly adversely affected. Although our hotel properties have remained open through the pandemic, our occupancy levels have been lower than historical levels. The outbreak could have a continued adverse impact on economic and market conditions and could trigger a continued slowdown in leisure and business travel, which is adversely impacting the travel and hospitality industries. Further, increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation resulting from the COVID-19 pandemic may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies, and may continue to adversely affect our hotel operations and financial results. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022, however uncertainty over the ultimate impact COVID-19, including the continued emergence of new strains of COVID-19, such as the Delta and Omicron variant, will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $238,022 and $136,995 for the three months ended March 31, 2022 and 2021, respectively, and is included in sales and marketing in the consolidated statements of operations.

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

Stock-Based Compensation—During 2022, the Company began compensating its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $15,000 and $0 for the three months ended March 31, 2022 and 2021, respectively, and is included in general and administrative expense in the consolidated statements of operations.

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

Accounting Standards Recently Adopted—The Company, as an emerging growth company, has elected to use the extended transition period which allows us to defer the adoption of new or revised accounting standards. This allows the Company to adopt new or revised accounting standards as of the effective date for non-public business entities.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”) (Topic 842), which replaces Leases (Topic 840), and sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance under Leases (Topic 840), for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The Company adopted this standard effective January 1, 2022, electing to recognize and measure its leases prospectively at the beginning of the period of adoption, without restating the presentation of periods prior to the effective date, which continue to be reported in accordance with the Company’s historical accounting policy.

At adoption of the new standard, the Company recorded a right-of-use asset and lease liability for its Sheraton Northbrook, Illinois hotel property (the "Northbrook Property") ground lease measured at the estimated present value of the remaining minimum lease payments under the lease. The Company’s ground lease is classified as a financing lease under Topic 842. For this finance lease, effective January 1, 2022, the Company began recognizing depreciation and amortization expense and interest expense in the Company’s consolidated statements of operations instead of ground lease rent expense. While the total expense recognized over the life of a lease is unchanged, the timing of expense recognition for finance leases results in higher expense recognition during the earlier years of the lease and lower expense during the later years of the lease. In addition to recording operating and financing right-of-use assets and lease liabilities, the Company also reclassified at adoption its intangible liability for its above market ground lease to the beginning right-of-use asset. See Note 3 for more information regarding the Company’s lease assets and liabilities.

3.   INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Land and land improvements	$27,084,654	$20,034,309
Building and building improvements	181,443,075	144,883,150
Furniture, fixtures, and equipment	17,387,693	13,986,611
Finance ground lease assets	2,465,225	—
Construction in progress	358,165	8,433
Investment in hotel properties, at cost	228,738,812	178,912,503
Less: accumulated depreciation	(11,095,567)	(9,487,728)
Investment in hotel properties, net	$217,643,245	$169,424,775

As of March 31, 2022, the Company owned fourteen hotel properties with an aggregate of 1,686 rooms located in nine states.

Acquisitions of Hotel Properties

The Company acquired three properties during the three months ended March 31, 2022 and four properties during the year ended December 31, 2021. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions. The table below outlines the details of the properties acquired during the three months ended March 31, 2022.

2022 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Hampton Inn & Suites (the “Fargo Property”)	Limited-Service	Fargo, ND	January 18, 2022	90	11,440,000	(1)	302,222	11,742,222	100%
Courtyard by Marriott (the "El Paso Airport Property")	Select-Service	El Paso, TX	February 8, 2022	90	15,120,000	(2)	333,234	15,453,234	100%
Fairfield Inn & Suites (the "Lakewood Property")	Limited-Service	Lakewood, CO	March 29, 2022	142	18,800,000	(3)	390,753	19,190,753	100%
				322	$45,360,000		$1,026,209	$46,386,209
(1)	Includes the issuance of $4,091,291 in Series T LP Units of the Operating Partnership.
(2)	Includes the issuance of $4,600,000 in Common Limited Partnership Units of the Operating Partnership.
(3)	Includes the issuance of $5,638,000 in Series T LP Units of the Operating Partnership.

The table below outlines the details of the properties acquired during the year ended December 31, 2021.

2021 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Courtyard by Marriott (the "Aurora Property")	Select-Service	Aurora, CO	February 4, 2021	141	$23,610,000	(1)	$458,129	$24,068,129	100%
Holiday Inn (the "El Paso Property")	Select-Service	El Paso, TX	May 12, 2021	175	10,300,000	(2)	361,019	10,661,019	100%
Hilton Garden Inn (the "Houston Property")	Select-Service	Houston, TX	August 3, 2021	182	19,910,000	(3)	918,353	20,828,353	100%
Sheraton Hotel (the "Northbrook Property")	Full-Service	Northbrook, IL	December 3, 2021	160	11,400,000	(4)	340,005	11,740,005	100%
				658	$65,220,000		$2,077,506	$67,297,506
(1)	Includes the issuance of $6,742,757 in Series T LP Units of the Operating Partnership.
(2)	Includes the issuance of $2,100,000 in Series T LP Units of the Operating Partnership.
(3)	Includes the issuance of $6,910,000 in Series T LP Units of the Operating Partnership.
(4)	Includes the issuance of $6,179,000 in Series T LP Units and $1,521,000 in Common Limited Partnership Units of the Operating Partnership.

Ten of the hotel properties owned by the Company are subject to a management agreement with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. The Southaven Property is subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for two (2) successive five-year periods unless terminated earlier in accordance with its terms. The Houston Property and El Paso Airport Property are subject to a management agreement with Interstate Management Company, LLC (“Aimbridge”) with an initial term expiring on August 3 and February 8, respectively, of the third full calendar year following the effective date of the agreement. The agreement will automatically renew for additional successive terms of one year each unless terminated earlier in accordance with its terms. The Fargo Property is subject to a management agreement with KAJ Hospitality Inc. (“KAJ”) with an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms.

Q1 2022 Property Acquisitions

Hampton Inn & Suites Fargo Medical Center – Fargo, North Dakota

On January 18, 2022, the Operating Partnership acquired a Hampton Inn & Suites hotel property in Fargo, North Dakota (the “Fargo Property”) pursuant to an Amended and Restated Contribution Agreement (the “Fargo Amended Contribution Agreement”), dated as of the same date. The aggregate consideration under the Fargo Amended Contribution Agreement was $11.4 million plus closing costs of approximately $0.3 million, subject to adjustment as provided in the Fargo Amended Contribution Agreement. The consideration consists of a loan (the “Original Hampton Fargo Loan”) assumed by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $7.2 million secured by the Fargo Property, the issuance by the Operating Partnership of approximately $4.1 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of $150,000 in cash. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or in the event the Operating Partnership is then in the process of transacting a sale of the Operating Partnership’s assets or another significant capital event necessitating a conversion is then in process, after January 18, 2022, at which point the value will be calculated pursuant to the terms of an Amended and Restated Contribution Agreement, dated January 18, 2022. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $11.4 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

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

Courtyard El Paso Airport – El Paso, Texas

On February 8, 2022, the Operating Partnership acquired a Courtyard by Marriott hotel property in El Paso, Texas (the “El Paso Airport Property”) pursuant to an Amended and Restated Contribution Agreement (the “El Paso Airport Amended Contribution Agreement”), dated as of the same date. The aggregate consideration under the El Paso Airport Amended Contribution Agreement was $15.1 million plus closing costs of approximately $0.3 million, subject to adjustment as provided in the El Paso Airport Amended Contribution Agreement. The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $10.0 million secured by the El Paso Airport Property, the issuance by the Operating Partnership of approximately $4.6 million in Common Limited Units of the Operating Partnership, and the payment by the Operating Partnership of $620,000 in cash. The new loan has a fixed interest rate of 7.0% per annum and matures on February 7, 2023, which may be extended by the Company for an additional one-year term upon satisfaction of certain conditions contained in the new loan agreement, including no then-existing event of default. The new loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. The Company has the right to prepay the new loan in full at any time without a fee. The new loan requires Borrower to fund an insurance and tax reserve account at closing.

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

Fairfield Inn & Suites Denver Southwest Lakewood – Lakewood, Colorado

On March 29, 2022, the Operating Partnership acquired a Fairfield Inn & Suites hotel property in Lakewood, Colorado (the “Lakewood Property”) pursuant to an Amended Contribution Agreement (the “Lakewood Amended Contribution Agreement”), dated as of March 22, 2022. The aggregate consideration under the Lakewood Amended Contribution Agreement was $19.4 million plus closing costs of approximately $0.4 million, subject to adjustment as provided in the Lakewood Amended Contribution Agreement. The consideration consists of a new loan entered into by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $12.6 million secured by the Lakewood Property, the issuance by the Operating Partnership of approximately $6.2 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of $552,000 in cash, the use and disbursement of, which is subject to the review and discretion of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or in the event the Operating Partnership is then in the process of transacting a sale of the Operating Partnership’s assets or another significant capital event necessitating a conversion is then in process, up to 48 months, after March 29, 2022, at which point the value will be calculated pursuant to the terms of an Amended and Restated Contribution Agreement, dated March 29, 2022. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $18.8 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

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

In addition to the $12.6 million loan, there is a $1.2 million loan guaranteed by RLC-VI Lakewood, LLC and Rockies Lodging Capital, LLC with a fixed interest rate of 7.0% per annum and matures on May 28, 2022 with the ability to extend to June 28, 2022. Any amount not repaid as of June 28, 2022 will be offset by Series T LP Units previously issued to the Contributor at a rate of 1.75:1 at the time of the conversion event, as defined in the Lakewood Amended Contribution Agreement, and the conversion cap rate, as defined in the Lakewood Amended Contribution Agreement, will increase to 8.75%. As of March 31, 2022, there was a $471,364 balance outstanding on this loan.

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

The aggregate purchase price for the hotel properties acquired during the three months ended March 31, 2022 and the year ended December 31, 2021 were allocated as follows:

	March 31,	December 31,
	2022	2021
Land and land improvements	$5,939,033	$9,694,077
Building and building improvements	37,254,411	58,503,137
Furniture, fixtures, and equipment	3,192,765	4,597,353
Total assets acquired	46,386,209	72,794,567

Above market ground lease(1)	—	(5,497,061)
Total liabilities assumed	—	(5,497,061)
Total purchase price(2)	$46,386,209	$67,297,506
(1)	The above market ground lease is recognized on the consolidated balance sheet within Other Liabilities as of December 31, 2021. See Above Market Ground Lease discussion below.
(2)	Total purchase price includes purchase price plus all transaction costs.

Above Market Ground Lease

On December 3, 2021, in connection with the purchase of the Northbrook Property, the Company recognized an above market ground lease liability of $5,497,061, which was recognized on the consolidated balance sheet within Other Liabilities. The Company assumed the ground lease 16 years into a 61-year lease maturing in 2067. The yearly base rent, paid monthly, increases annually by 3% on June 1 of each year. As of March 31, 2022, the Company’s finance lease had a discount rate of 7.75%.

Upon adoption of ASU No. 2016-02 on January 1, 2022, the Company derecognized the above market ground lease liability by reclassifying it as a partial offset to the beginning right-of-use asset related to this financing lease. At adoption of the new standard, the Company recognized a lease liability of $7,975,757 and a right of use asset of $2,478,696, which included the derecognition of the above-market ground lease liability. For the three months ended March 31, 2022, the Company recognized interest expense of $154,837 and right-of-use amortization expense of $13,471 related to the finance lease.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s consolidated balance sheet as of March 31, 2022.

2022	$328,828
2023	449,017
2024	462,487
2025	476,362
2026	490,653
Thereafter	39,754,268
Total finance lease payments	41,961,615
Interest	(33,938,131)
Present value of finance lease liabilities	$8,023,484

4.   DEBT

Lines of Credit

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit. The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the line of credit was amended to extend the maturity date to May 10, 2021. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2021. On May 6, 2021, the line of credit was amended to extend the maturity date to May 10, 2022 and on May 5, 2022, the line of credit was amended to extend the maturity date to December 15, 2022. On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. The interest rate as of December 31, 2021 was 4.00%. The line of credit is secured by the Company’s Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership. The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of March 31, 2022, there was a $1,350,000 balance outstanding on the line of credit. See Note 11.

Mortgage Debt

As of March 31, 2022, the Company had $134.1 million in outstanding mortgage debt secured by each of our fourteen properties, with maturity dates ranging from February 2023 to April 2029. Twelve of the loans have fixed interest rates ranging from 3.70% to 7.00%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 7.00% as of March 31, 2022. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 7.00% as of March 31, 2022. Collectively, the weighted-average interest rate is 5.23%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of March 31, 2022 and December 31, 2021, certain mortgage debt was guaranteed by the members of the Advisor. See Note 9 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor. Except as described below, the Company was either in compliance with all debt covenants or received a waiver of testing of its debt covenants as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. The Company has requested but not yet received a waiver of the financial covenants for period ending March 31, 2022. Except as described above for the Pineville Loan, the Company was in compliance with all debt covenants as of March 31, 2022.

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

The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of March 31, 2022 and December 31, 2021 for each of the Company’s mortgage debt obligations, respectively.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	March 31,	Maturity	March 31,	December 31,
	2022	Date	2022	2021
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,858,134	$5,858,134
Hampton Inn & Suites - Pineville	5.13%	6/6/2024	8,731,296	8,782,284
Hampton Inn - Eagan	4.60%	1/1/2025	9,223,247	9,277,193
Home2 Suites - Prattville	4.13%	8/1/2024	9,366,802	9,425,085
Home2 Suites - Lubbock	4.69%	10/6/2026	7,515,990	7,573,597
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	9,086,467	9,125,908
Homewood Suites - Southaven	3.70%	3/3/2025	13,259,314	13,343,841
Courtyard by Marriott - Aurora(2)(3)	7.00%	2/5/2024	15,000,000	15,000,000
Holiday Inn - El Paso(3)	5.00%	5/15/2023	7,900,000	7,900,000
Hilton Garden Inn - Houston(4)	3.85%	9/2/2026	13,947,218	13,947,218
Sheraton - Northbrook(3)(5)	7.00%	12/5/2024	3,700,000	3,700,000
Hampton Inn - Fargo	4.00%	3/1/2027	7,400,000	—
Courtyard by Marriott - El Paso(3)(6)	7.00%	2/8/2023	9,990,000	—
Fairfield Inn & Suites - Lakewood(3)	7.00%	3/29/2023	13,081,364	—
Total Mortgage Debt			134,059,832	103,933,260
Premium on assumed debt, net			689,900	722,905
Deferred financing costs, net			(2,447,282)	(2,129,281)
Net Mortgage			132,302,450	102,526,884

$5.0 million line of credit(7)	4.00%	5/10/2022	1,350,000	600,000
Total Lines of Credit			1,350,000	600,000

PPP Loan(8)	-	4/8/2026	—	—

Debt, net			$133,652,450	$103,126,884
(1)	Loan is interest-only through April 30, 2022 and is at a fixed rate of interest.

(2)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%.
(3)	Loan is interest-only until maturity.
(4)	Loan is interest-only for the first 24 months after origination.
(5)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%.
(6)	On May 13, 2022, the Company refinanced this loan (See Note 11).
(7)	Variable interest rate equal to U.S. Prime Rate plus 0.50%. Subsequent to March 31, 2022, the maturity date was extended to December 15, 2022 (See Note 11).
(8)	The Company received forgiveness on the full balance of all PPP loans during the year ended December 31, 2021.

Future Minimum Payments

As of March 31, 2022, the future minimum principal payments on the Company’s debt were as follows:

2022	$2,549,776
2023	32,773,552
2024	43,301,152
2025	21,958,596
2026	20,045,493
Thereafter	14,781,263
135,409,832

Premium on assumed debt, net	689,900
Deferred financing costs, net	(2,447,282)

$133,652,450

The $32.8 million of future minimum principal payments due in 2023 includes the maturities of the mortgage debt secured individually by the El Paso Airport Property, Lakewood Property and El Paso Property of $10.0 million, $13.1 million and $7.9 million, respectively. Subsequent to March 31, 2022, the Company refinanced the mortgage debt secured by the El Paso Airport Property and entered into a new $10.0 million loan secured by the El Paso Airport Property that matures five years after the effective date and requires 18 monthly interest-only payments followed by monthly payments of principal and interest, with the outstanding principal and interest due at maturity. See Note 11. The Company has the option to extend the maturity date for the $13.1 million mortgage loan related to the Lakewood Property acquisition to March 29, 2024, as long as certain conditions contained in the loan agreement are satisfied. The Company also has the option to extend the maturity date for the $7.9 million loan related to the Holiday Inn El Paso acquisition to May 15, 2024, as long as certain conditions contained in the loan agreement are satisfied. The Company has the intention and anticipates having the ability to extend the maturity dates on both of these loans.

5.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of March 31, 2022 and December 31, 2021 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of March 31, 2022 and December 31, 2021. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of March 31, 2022, the estimated fair value of the Company’s mortgage debt and the gross carrying value were both $134.1 million. As of December 31, 2021, the estimated fair value of the Company’s mortgage debt was $103.7 million, compared to the gross carrying value $103.9 million.

6.   INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the periods ended March 31, 2022 and 2021. The Company did not have any uncertain tax positions as of March 31, 2022 or December 31, 2021.

The Company’s TRS generated a net operating loss (“NOL”) for the three months ended March 31, 2022 and for the year ended December 31, 2021, which can be carried forward to offset future taxable income. As of March 31, 2022 and December 31, 2021, the Company had recorded net deferred tax assets of $3,111,765 and $2,464,768, respectively, primarily attributable to its NOLs generated in the current year and prior periods, net of temporary differences primarily related to deprecation. The Company’s NOLs will expire in 2038 through 2040 for state tax purposes and will not expire for federal tax purposes. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets attributable to NOL carryforwards for federal income tax purposes of $4.7 million and $4.2 million, respectively, and NOL carryforwards for state income tax purposes of $631,579 and $588,661, respectively. As of March 31, 2022, the tax years 2018 through 2021 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the three months ended March 31, 2022 and 2021, were as follows:

	Incurred
	For the Three Months Ended March 31,
	2022	2021
Fees:
Acquisition fees	$681,317	$330,540
Financing fees	841,421	330,540
Asset management fees	409,762	248,708
	$1,932,500	$909,788

Reimbursements:
Offering costs	$598,596	$338,187
General and administrative	834,484	760,158
Sales and marketing	71,451	44,454
Acquisition costs	21,178	37,931
	$1,525,709	$1,180,730

For the three months ended March 31, 2022 and 2021, the Operating Partnership recognized distributions payable to the Advisor in the amount of $78,230 and $71,511, respectively, in connection with the Advisor’s ownership of Series B LP Units. As of March 31, 2022 and December 31, 2021, the Company had distributions payable to the Advisor $253,160 and $296,164, respectively. For the three months ended March 31, 2022 and 2021, the Company paid distributions in the amount of $10,031 and $9,831, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. Corey Maple, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama, Southaven, Mississippi, and Fargo, North Dakota, which had original loan amounts of $9.6 million, $13.5 million, and $7.4 million, respectively, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Norman Leslie, is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. For the three months ended March 31, 2022 and for the year ended December 31, 2021, the Company accrued guarantee fees in the amount of $39,278 and $159,414 respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $708,962 remained unpaid at March 31, 2022 and is included in Due to Related Party on the accompanying consolidated balance sheet.

As of March 31, 2022 and December 31, 2021, the Company had amounts due and payable to the Advisor and its affiliates of $2,516,896 and $2,035,708, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

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

Fees and reimbursements earned by NHS for the three months ended March 31, 2022 and 2021, and fees and reimbursements payable to NHS for the three months ended March 31, 2022 and year ended December 31, 2021 were as follows:

	Incurred		Payable as of
	For the Three Months Ended March 31,		March 31,	December 31
	2022	2021	2022	2021
Fees:
Management fees	$183,810	$110,055	$97,858	$66,407
Administrative fees	30,981	29,090	16,542	9,461
Accounting fees	38,150	16,546	18,466	12,726
	$252,941	$155,691	$132,866	$88,594

Reimbursements	$191,890	$75,924	$91,660	$119,638

One Rep Construction, LLC (“One Rep”)—One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2022 and 2021 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company incurred $10,406 and $61,739 of construction management fees payable to One Rep, respectively. As of March 31, 2022 and December 31, 2021, the amounts outstanding and due to One Rep were $2,326 and $8,138, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) – A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie and Mr. Maple, each a director and executive officer of the Company and principal of the Advisor. During the three months ended March 31, 2022, A-1 Bonds made a loan in the amount of $10.0 million to a subsidiary of the Company secured by the El Paso Airport Property and a loan in the amount of $13.1 million to a subsidiary of the Company secured by the Lakewood Property. Both loans have a fixed interest rate of 7.0% per annum. In addition, on January 18, 2022, A-1 Bonds made a loan in the amount of $7.2 million to a subsidiary of the Company secured by the Fargo Property. The loan secured by the Fargo Property was repaid in full on February 23, 2022.

8.   FRANCHISE AGREEMENTS

As of March 31, 2022 and December 31, 2021, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,293,181)
	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,293,181)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
Second Quarter 2021	1,465,038	0.175	251,625	1,107,080	1,358,705	853,375
Third Quarter 2021	1,500,023	0.175	1,114,951	1,223,741	2,338,692	122,840
Fourth Quarter 2021	1,527,992	0.175	1,340,091	551,391	1,891,482	(732,378)
	$5,923,269	$0.700	$2,952,751	$3,964,040	$6,916,791	$(1,048,398)
(1)	Distributions for the periods from January 1, 2021 through March 31, 2022 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from January 1, 2021 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from April 1, 2021 through June 30, 2021 were payable to each stockholder 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from July 1, 2021 through March 31, 2022 were payable to each stockholder as 100% in cash on a monthly basis of common stock valued at $10.00 per share.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Beginning the second quarter of 2020 through the second quarter of 2021, distributions were paid on a quarterly basis. Beginning in the third quarter of 2021, distributions were paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the tenth day of the following month.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan. The Company repurchased 64,306 shares, pursuant to repurchase requests received during the three months ended March 31, 2022, which represents an original investment of $643,064 for $638,174. The Company repurchased 88,088 shares, pursuant to repurchase requests received during the year ended December 31, 2021, which represents an original investment of $880,883 for $856,605. As of March 31, 2022, $638,174 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets. As of March 31, 2022, the Company had $2,432,158 available for eligible repurchases for the remainder of 2022 after accounting for the outstanding redemption proceeds not yet paid on March 31, 2022.

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

Interval Share Offering

The Company offered up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share. As of March 31, 2022, the Company had not issued or sold any shares of Interval Common Stock. The Company’s board of directors allowed the Interval Share Offering to expire on March 31, 2022.

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

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 36 months after their issuance, and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T LP Units at the time of conversion. As of March 31, 2022, the Company had recorded an aggregate value of $31.7 million to the Series T LP Units in connection with such property contributions.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. As of March 31, 2022, the Operating Partnership had issued and sold 3,104,979 Series GO LP Units and received aggregate proceeds of $21.4 million.

Non-Controlling Interest – Series B LP Units

Distributions

Under the Operating Partnership Agreement, the Advisor, as the Series B Limited Partner, will receive from the Operating Partnership, distributions as follows: (a) for all years, an amount equal to 5.0% of the total of (i) the total distributions made to the Partners (other than the Series B Limited Partner) and (ii) the total distributions made to the Series B Limited Partner, after the Partners (other than the Series B Limited Partner) have received a 6.0% cumulative, but not compounded, return on their original capital contributions, and (b) for the year of liquidation or other cessation of the General Partner or the Partnership, an amount equal to 5.0% of the original capital contributions made by the Partners, after the Partners (other than the Series B Limited Partner) have received a return of their capital contributions plus a six percent (6%) cumulative, but not compounded return from all distributions.

Series B LP Unit Offering

As of March 31, 2022, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of March 31, 2022, the Operating Partnership had issued and sold 612,100 Common LP Units in connection with the Northbrook Property and the El Paso Airport Property acquisitions.

10. COMMITMENTS AND CONTINGENCIES

Impact of COVID-19 — As further discussed in Note 2, the full extent of the impact of COVID-19 on the U.S. and world economies generally, and the Company’s business in particular, is uncertain. As of March 31, 2022, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Legal Matters— From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations, cash flows or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

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

Property Acquisitions

The seller of the Pineville Property, may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of March 31, 2022, no additional consideration had paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

In November 2019, the Company entered into a purchase agreement, to acquire three hotel properties in Pennsylvania, from a third party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement. The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers seek the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit. The lawsuit is in an early stage and the likelihood of any material loss in connection with the case cannot be determined at this time. As a result, no amount was recorded related to this matter as of March 31, 2022, the Earnest Money remained in escrow and is included in restricted cash on the accompanying consolidated balance sheets.

Contribution Agreements Entered into During Three Months Ended March 31, 2022

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

11. SUBSEQUENT EVENTS

Distributions Declared or Paid

On April 7, 2022, the Company declared cash distributions totaling $311,686, DRIP distributions totaling $189,851, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $11,131 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates March 1 through March 31 2022 to holders of record on each calendar day of such period. The distribution declared for March 2022 was paid on April 10, 2022.

On May 4, 2022, the Company declared cash distributions totaling $337,831, DRIP distributions totaling $172,456, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $18,992 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates April 1 through April 30 2022 to holders of record on each calendar day of such period. The distribution declared for April 2022 was paid on May 10, 2022.

Properties Under Contract

On May 9, 2022, Lodging Fund REIT III OP, LP (the “Operating Partnership”), the operating partnership subsidiary of Lodging Fund REIT III, Inc. (the “Company”) and W&K Hotels, LLC (the “Manhattan FP Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Manhattan FP Contribution Agreement”), pursuant to which the Manhattan FP Contributor agreed to contribute the 197-room Four Points by Sheraton Manhattan hotel in Manhattan, Kansas (the “Manhattan FP Hotel Property”) to the Operating Partnership. The Manhattan FP Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Manhattan FP Hotel Property under the Manhattan FP Contribution Agreement is $8,400,000 plus closing costs, subject to adjustment as provided in the Manhattan FP Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Manhattan FP Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T Limited Units of the Operating Partnership and cash at closing. As required by the Manhattan FP Contribution Agreement, the Operating Partnership will deposit $50,000 into escrow as earnest money pending the closing or termination of the Manhattan FP Contribution Agreement. Except in certain circumstances described in the Manhattan FP Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Manhattan FP Contribution Agreement, it will forfeit the earnest money.

On May 9, 2022, Lodging Fund REIT III OP, LP (the “Operating Partnership”), the operating partnership subsidiary of Lodging Fund REIT III, Inc. (the “Company”) and W&K Hotels, LLC (the “Lawrence DT Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Lawrence DT Contribution Agreement”), pursuant to which the Lawrence DT Contributor agreed to contribute the 192-room DoubleTree Hotel Lawrence hotel in Lawrence, Kansas (the “Lawrence DT Hotel Property”) to the Operating Partnership. The Lawrence DT Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Lawrence DT Hotel Property under the Lawrence DT Contribution Agreement is $13,100,000 plus closing costs, subject to adjustment as provided in the Lawrence DT Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Lawrence DT Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T Limited Units of the Operating Partnership and cash at close. As required by the Lawrence DT Contribution Agreement, the Operating Partnership will deposit $50,000 into escrow as earnest money pending the closing or termination of the Lawrence DT Contribution Agreement. Except in certain circumstances described in the Lawrence DT Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Lawrence DT Contribution Agreement, it will forfeit the earnest money.

Amendment of Revolving Line of Credit

On May 5, 2022, the Company amended its $5.0 million revolving line of credit to extend the maturity date to December 15, 2022.

Refinancing of El Paso Courtyard

On May 13, 2022, the Company entered into a new $10.0 million loan with Western Alliance Bank, which is secured by the El Paso Airport Property (the “New El Paso Airport Loan”). The New El Paso Airport Loan has a fixed interest rate of 6.01% per annum. The New El Paso Airport Loan matures five years after the effective date and requires 18 monthly interest-only payments followed by monthly payments of principal and interest, with the outstanding principal and interest due at maturity.

Share Repurchases

On April 21, 2022, the Company paid the outstanding redemption proceeds related to the March 2022 redemption of 64,306 shares of common stock for $638,174 per the terms of the Share Repurchase Plan.

Status of the Offering

The Company’s board of directors extended the term of the Offering to May 31, 2023. As of May 16, 2022, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 9,080,817 shares of common stock, including 907,771 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $86.7 million.

Status of the GO Unit Offering

The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. From the inception of the offering through termination, the Company had issued and sold 3,125,041 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $21.5 million.

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

Summary Risk Factors

Our business faces significant risks and uncertainties. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Quarterly Report on Form 10-Q that could materially and adversely affect our business, financial condition, results of operations and cash flows. This summary highlights certain of the risks and uncertainties but does not address all of the risks that we face which could cause our actual results to differ materially from those presented in our forward-looking statements. You should interpret many of the risks identified in this summary and in our Annual Report on Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of the novel coronavirus (“COVID-19”) pandemic.

Risks Related to Our Business

●	The COVID-19 pandemic has had a negative impact on the U.S. and world economies and business activities. The extent to which the COVID-19 pandemic adversely affects our results of operations, returns and profitability, as well as our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, the distribution and efficacy of vaccines, continued emergence of new strains of COVID-19, actions taken to contain the COVID-19 outbreak or to mitigate its impact and the direct and indirect economic effects of the COVID pandemic. These trends, together with increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation resulting from the COVID-19 pandemic, may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies and may continue to adversely affect our hotel operations and financial results. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, our company and our properties may be subject to similar risks as posed by COVID-19.
●	We have a limited operating history and may not be successful at operating a real estate investment trust, or REIT, which may adversely affect our ability to make distributions to our stockholders.

●	Our advisor, Legendary Capital REIT III, LLC (the “Advisor”), its executive officers and other key personnel, the employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor as well as certain of our officers and directors, whose services are essential to the Company, may be involved in other business ventures, and will face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of the Advisor, its executive officers and key personnel, the employees of the Sponsor, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders.
●	We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties for the same or similar services. Such fees may result in conflicts of interest between the Advisor and our stockholders due to the nature of the incentive fees and management fees.
●	We have paid distributions from proceeds from our ongoing private offering described below (the “Offering”) and, to the extent our board of directors declares future distributions, we may continue to fund distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital.
●	If we are unable to raise substantial funds in our securities offerings, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue.
●	We may be unable to identify properties that meet our investment criteria in a timely manner or on acceptable terms, and may be unable to consummate investment opportunities that we identify, which could result in reduced returns or reduce the amount available for distributions to our stockholders.
●	We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders.

●	We face risks related to the timing and outcome of an ongoing regulatory inquiry.

●	We and our hotel managers rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, reservations, billing and operating data. It is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information, which may subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Lodging Industry and Real Estate Industry

●	Demand for our properties may be affected by various factors, including an over-supply or over-building of hotel properties in our properties’ markets and general economic conditions. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.

●	We may be unable to dispose of our properties on advantageous terms or at all due to various factors, including weakness in our properties’ markets, unavailability of financing, changes in the financial condition of prospective purchasers or changes in general economic conditions, which could reduce our cash flow and limit our ability to make distributions to our stockholders.
●	Adverse economic, business or real estate developments in our markets, as well as low consumer confidence, declines in corporate budgets, high rates of inflation, and decreases in personal discretionary spending levels, may adversely affect our financial performance and the value of our properties and may limited our ability to pay distributions to our stockholders.
●	The hospitality industry is seasonal in nature. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.
●	We rely on management companies to operate our hotel properties, giving us less control than if we were managing the hotels ourselves. Further, NHS, LLC dba National Hospitality Services (“NHS”), the management company currently directly or indirectly managing nine of our existing hotel properties on a day-to-day basis, is an affiliate of Norman H. Leslie, a director and officer of the Company and a principal of the Advisor. This relationship may cause conflicts of interest between the Advisor and our stockholders.

●	Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business

Risks Related to Debt Financing

●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which will put those investments at risk of forfeiture if we are unable to repay such debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders.
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, refinance or extend existing financing, which will depend on debt and capital markets conditions. In addition, we have loans with variable interest rates, and may incur additional variable rate debt in the future. Volatility in these markets could negatively impact such loans. Interest rates are expected to rise, though the timing and amount of any such future interest rate increases are uncertain. There can be no assurance that we will be able to obtain financing or refinance or extend existing financing on favorable terms, or at all.

Federal Income Tax Risks

●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”).

Overview

Lodging Fund REIT III, Inc. was formed on April 9, 2018, as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of limited-service, select-service, full-service and extended-stay hotel properties (the “Projects”) located primarily in “America’s Heartland,” which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2018, and we intend to continue to operate in such a manner. Where applicable in this Form 10-Q, “we,” “our,” “us,” and “the Company” refers to Lodging Fund REIT III, Inc., Lodging Fund REIT III OP, LP, a Delaware limited partnership and our operating partnership (the “Operating Partnership”), and its subsidiaries except where the context otherwise requires.

We conduct substantially all our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner (the “General Partner”) of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to an advisory agreement, as amended, under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of any loans, and is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. The Operating Partnership has issued 1,000 Series B Limited Partnership Units (“Series B LP Units”) to the Advisor as part of its compensation.

We have engaged NHS to manage the majority of the Projects acquired to date; however, we can engage third party property management companies and have done so in connection with several of our Projects acquired to date. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services.

We have invested and continue to invest primarily in 80 to 200 room limited service, select service, full service and extended stay hotel properties with strong mid-market brands in America’s Heartland. As of March 31, 2022, we owned 14 hotel properties with an aggregate of 1,686 rooms located in nine states.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

Initial Offering

We are currently conducting an offering (the “Offering”) in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 in an amount of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2023, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum for Offering, the shares offered in the Offering for cash are being offered at an initial price of $10.00 per share, with shares issued pursuant to the DRIP being purchased at an initial price of $9.50 per share. As of March 31, 2022, the Company had issued and sold 8,837,175 shares of common stock, including 869,789 shares attributable to our DRIP, and received aggregate proceeds of $86.4 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $75.3 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of March 31, 2022, we have repurchased 216,584 shares, which represents an original investment of $2,165,845 for $2,085,324. As of March 31, 2022, $638,174 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets included as part of this Quarterly Report on Form 10-Q.

Interval Share Offering

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock, is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Interval Share Offering will continue until the earlier of (i) the date when $30,000,000 (or $60,000,000 if approved by our board of directors) is sold, (ii)  March 31, 2022, or (iii) a decision by the Company to terminate the Interval Share Offering. Our board of directors intends to allow the Interval Share Offering to expire on March 31, 2022. For each share of Interval Common Stock purchased pursuant to the private offering, the Company, as the general partner of the Operating Partnership, will acquire one Interval Unit. Distributions made to holders of the Interval Units will be 86% of the distributions made to the other Participating Partnership Unit holders. Interval Unit holders have the same voting rights as the holders of Common Limited Units and Common General Units. As of March 31, 2022, the Company had not issued or sold any shares of Interval Common Stock. Our board of directors allowed the Interval Share Offering to expire on March 31, 2022.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. As of March 31, 2022, the Operating Partnership had issued and sold 3,104,979 Series GO LP Units and received aggregate proceeds of $21.4 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.3 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 36 months after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of March 31, 2022, we had recorded an aggregate value of $31.7 million to the Series T LP Units in connection with such property contributions.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of March 31, 2022, the Operating Partnership had issued and sold 612,100 Common LP Units in connection with a property contribution.

Independent Director Compensation

On March 31, 2022, we issued 500 shares of our common stock to each of our three independent directors as part of the board of director’s recently approved updates to independent director compensation. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

Key Transactions During First Quarter 2022

During the three months ended March 31, 2022, we acquired three hotel properties with an aggregate of 322 rooms located in three states. Each of these hotel properties was acquired pursuant to a contribution agreement. The aggregate purchase price for these contribution agreements was $45.9 million, consisting of the issuance of Series T LP Units, Common LP Units, assumption or repayment of loans securities by the properties and payment of cash. The number of Common LP Units to be issued to each contributor based on the conversion of Series T LP Units may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price was determined to be the value assigned by a third party appraisal rather than the contractual purchase price, as the appraisal value was more reliably measured.

Key Indicators of Operating Performance

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

Market Outlook

During the first quarter of 2020, the global outbreak of COVID-19 was identified and has since spread to nearly every country and territory, including every state in the United States. The COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus continues to have a material adverse impact on the hospitality industry. As the virus spread and governments implemented restrictions to contain it, occupancy and RevPAR fell sharply. COVID-19 continues to have a material impact on our business and industry. However, the recovery of demand in our hotels accelerated in the second, third and fourth quarters of 2021, led primarily by robust leisure demand. Business transient and group demand remains well below pre-pandemic levels in most markets, but such demand could pick up in 2022 if workers return to offices and corporate travel increases. On the other hand, the continued emergence of new strains of COVID-19, such as the Delta and Omicron variants, could slow the pace of recovery in some or all regions and may result in new or increased restrictions on business operations. If the spread of new strains of COVID-19 continues, it may negatively affect our occupancy levels and RevPAR and could materially and adversely affect the financial performance and value of our hotels. Further, increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation resulting from the COVID-19 pandemic may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies, and may continue to adversely affect our hotel operations and financial results.

Demand continued to recover in the first quarter of 2022 as compared to the same quarter in 2021. For the seven hotel properties acquired prior to January 1, 2021, RevPAR in 2022 as compared to 2021 increased by 33% to $77.41 from $58.35. ADR and occupancy also increased by 18% and 12% from 2021 to 2022.

The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments which are highly uncertain and cannot be predicted with confidence, including, among other factors, the duration, severity and spread of the outbreak and potential for its recurrence, continued emergence of new strains of COVID-19, such as the Delta and Omicron variants, which strains may be more contagious or more vaccine-resistant, the distribution and efficacy of vaccines, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the slowdown in leisure and business travel. Even after travel advisories and restrictions are modified or lifted, demand for hotels may remain weak for a significant length of time, which may be a function of continued concerns over safety, unwillingness to travel, and decreased consumer spending due to economic conditions, including job losses. We cannot predict if and when the demand for our hotel properties will return to pre-outbreak levels of occupancy and pricing. In addition, if in the future there is a pandemic, epidemic or outbreak of another highly infectious or contagious disease or other health concern affecting states or regions in which we operate, we and our properties may be subject to similar risks and uncertainties as posed by COVID-19. We are closely monitoring the impact of the COVID-19 pandemic on our business and continue to assess the situation at our properties and operations on a daily basis.

Liquidity and Capital Resources

Overview

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, operating expenses, including payments to our Advisor and property managers, capital expenditures directly associated with our hotels and distributions to our stockholders. Our earliest mortgage loan maturity dates are February 2023 (see “— Subsequent Events”) and March 2023. Based on information currently available and our current projected operating cash flow needs and interest and debt repayments, we believe we have adequate cash for at least the next twelve months to fund our business operations, meet all of our financial commitments and other obligations. However, we cannot predict whether future developments related to the COVID-19 pandemic will adversely affect our liquidity position.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, operating expenses, including payments to our Advisor and property managers, and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including OP units, and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2023, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. We had also used the net proceeds from the GO Unit Offering to conduct our operations. The Go Unit Offering was terminated effective February 14, 2022. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and unused proceeds from the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2022, we had raised approximately $84.3 million in gross offering proceeds from the sale of shares of our common stock in the Offering and approximately $21.4 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering. The pace of capital raised in our Offering has slowed over the past several months compared to historical amounts since inception of the Offering. However, the decrease in capital raise in our Offering has been partially offset by capital raised through our GO Unit Offering, which commenced in June 2020. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of March 31, 2022, we owned fourteen properties. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for each of the properties acquired in 2022, the issuance of either Series T LP Units or Common LP Units to the contributor as part of the consideration. Operating cash needs during the year ended March 31, 2022 were met through cash flow generated by these real estate investments and with proceeds from our Offering and the GO Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Projects at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of March 31, 2022, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 59%.

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

The Advisor and its affiliates may be reimbursed by us for certain organization and offering expenses in connection with the Offering and the GO Unit Offering, including legal, printing, marketing and other offering-related costs and expenses. Following the termination of the Offering, the Advisor will reimburse us for any such amounts incurred by us in excess of 15% of the gross proceeds of the Offering. In addition, we may pay directly or reimburse the Advisor and its affiliates for certain costs incurred in connection with its provision of services to us, including certain acquisition costs, financing costs, and sales and marketing costs, as well as an allocable share of general and administrative overhead costs. All reimbursements are paid to the Advisor and its affiliates at cost.

NHS earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties for which it serves as the property manager, in an amount up to 4% of gross revenue. NHS may also earn a monthly accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. We reimburse NHS for certain costs of operating the hotel properties incurred on our behalf. All reimbursements are paid to NHS at cost. NHS also earns a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received from sellers or contributors during the period of due diligence. Such fee is waived if, upon acquisition by us, NHS is selected as the management company for the hotel property. NHS is also reimbursed for actual out-of-pocket costs incurred in providing the due diligence services. The majority of our current hotel properties are managed by NHS.

Our other hotel properties are managed by Vista Host Inc., Interstate Management Company, LLC, Aimbridge Hospitality, LLC and KAJ Hospitality Inc. These management companies earn a base management fee in an amount between 2.5% and 3.0% of gross revenue, plus monthly accounting fees and in some cases a monthly fee for customized accounting services, revenue management and digital marketing. They also may earn an incentive management fee if certain performance metrics are achieved. We also reimburse the management companies for certain costs of operating the hotel properties on our behalf. All reimbursements are paid to such management companies at costs.

One Rep, a related party, provides construction oversight, project management, and other related services to the Company. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company also reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost.

The franchise agreements for certain of our hotels require provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of March 31, 2022, we have set aside $3.2 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $2.9 million on capital improvements at our operating hotels during the year ended December 31, 2021. Due to the COVID-19 pandemic, we canceled or deferred a significant portion of the planned capital improvements at our operating hotels. In 2022, we expect to spend approximately $6.8 million on necessary capital improvements.

The United States is experiencing both supply chain disruptions and significant price increases for certain construction materials. The supply chain disruptions are the result of, in part, substantial backlogs of container ships seeking to unload cargo at major ports, with delays caused or exacerbated by port and trucking labor shortages, railway logistics issues and a shortage of warehouse space in close proximity to the affected ports. We have not been significantly impacted by these backlogs to date; however, if not resolved, these backlogs and related logistics issues could result in material delays and increased costs for our planned capital improvements.

Debt

Lines of Credit

On February 10, 2020, we entered into a $5.0 million revolving line of credit. The line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the line of credit was amended to extend the maturity date to May 10, 2021. The line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2021. On May 6, 2021, the line of credit was amended to extend the maturity date to May 10, 2022 and on May 5, 2022, the line of credit was amended to extend the maturity date to December 15, 2022. On May 6, 2021, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. The interest rate as of March 31, 2022 was 4.00%. The line of credit is secured by our Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership. The line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple, the Company’s Chief Executive Officer. As of March 31, 2022, there was a $1,350,000 balance outstanding on the line of credit.

Mortgage Debt

As of March 31, 2022, we had $134.1 million in outstanding mortgage debt secured by each of our fourteen hotel properties, with maturity dates ranging from February 2023 to April 2029. Twelve of the loans have fixed interest rates ranging from 3.70% to 7.00%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 7.00% as of March 31, 2022. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 7.00% as of March 31, 2022. Collectively, the weighted-average interest rate is 5.23%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of March 31, 2022 and December 31, 2021, certain mortgage debt was guaranteed by the members of the Advisor. See Note 7 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor.

As of March 31, 2022, we were not in compliance with the required financial covenants under the terms of the promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts us into a trigger period pursuant to the loan documents. We have requested but not yet received a waiver of the financial covenants for the period ending March 31, 2022. Except as described above for the Pineville Loan, we were in compliance with all debt covenants as of March 31, 2022.

See Note 4 “Debt” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding our mortgage debt and information regarding future minimum principal payments on our debt as of March 31, 2022.

Paycheck Protection Program (“PPP”) Loans

In April 2020, we entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100 (the “Original PPP Loans”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed in March 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of each Original PPP loan was two years, which could be extended to five years at the our election. The interest rate on each Original PPP loan was 1.0% per annum, which shall be deferred for a period of time. In February 2021, we applied for and received one hundred percent (100%) forgiveness of all six PPP Loans.

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

In April 2021, we, through Southaven TRS, entered into an unsecured promissory note under the Second Draw PPP created by the CAA Act, through Western State Bank (the “Southaven TRS Second Draw PPP”). The term of the Southaven Second Draw PPP loan was five years. The amount of the Southaven TRS Second Draw PPP loan was $119,500. The interest rate on the Southaven TRS Second Draw PPP loan was 1.0% per annum, which was deferred for the first sixteen months of the term of the loan.

Under the terms of the CARES Act and the CAA Act, as applicable, PPP loan recipients and Second Draw PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of such loans. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs, the maintenance of employee and compensation levels and certain other approved expenses. In February 2021, we applied for and received one hundred percent (100%) forgiveness of all six Original PPP Loans. In June 2021, we received forgiveness on the full balance of the Second Draw PPP and Southaven TRS PPP loans. In August 2021, we received forgiveness on the full balance of the Southaven TRS Second Draw PPP loan.

Employee Retention Credit (“ERC”)

Under the provisions of the CARES Act, and the subsequent extension of the CARES Act, the Company was eligible for a refundable Employee Retention Credit (“ERC”) subject to certain criteria. During 2021, the Company applied for and received a $0.4 million employee retention credit that is included in other income (expense) in the consolidated statements of operations. The Company has filed for additional refunds of the employee retention credits and subsequent to March 31, 2022 and as of the date of this Quarterly Report on Form 10-Q, cannot reasonably estimate when it will receive any or all of the remaining refunds.

Properties Under Contract

As of the date of this filing, we had five hotel properties under contract for an aggregate contract purchase price of approximately $76.0 million. We are still conducting our diligence review with respect to each property. Each of these pending acquisitions is subject to our completion of satisfactory due diligence and other closing conditions. There can be no assurance that we will complete any of these pending acquisitions on the contemplated terms, or at all.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(3,293,181)	$(1,292,235)
Net cash used in investing activities	(2,768,970)	(2,596,403)
Net cash provided by financing activities	6,917,994	4,321,983
Net increase (decrease) in cash, cash equivalents and restricted cash	$855,843	$433,345

Cash Flows From Operating Activities

As of March 31, 2022, we owned fourteen hotel properties. During the three months ended March 31, 2022 and 2021, net cash used in operating activities was $3.3 million and $1.3 million, respectively. Our cash flows used in operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See “— Market Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business. See "— Results of Operations" for further discussion of our operating results for the three months ended March 31, 2022 and 2021.

Cash Flows From Investing Activities

Net cash used in investing activities was $2.8 million for the three months ended March 31, 2022 and primarily consisted of $1.8 million for the improvements and additions to hotel properties. Net cash used in investing activities was $2.6 million for the three months ended March 31, 2021 and primarily consisted of $1.9 million for the acquisition of one hotel property.

Cash Flows From Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $6.9 million and consisted primarily of the following:

●	$7.7 million of net cash provided by offering proceeds related to our Offering and GO Unit Offering, net of payments of commissions and other offering costs of $1.1 million;
●	$0.1 million of net cash provided by debt financing as a result of proceeds from mortgage debt of $7.4 million and proceeds from lines of credit of $1.3 million, partially offset by principal payments on debt of $7.5 million, principal payments on lines of credit of $0.5 million and payments of financing costs of $0.5 million;
●	$0.9 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.6 million;

During the three months ended March 31, 2021, net cash provided by financing activities was $4.3 million and consisted primarily of the following:

●	$4.3 million of net cash provided by offering proceeds related to our Offering and GO Unit Offering, net of payments of commissions and other offering costs of $0.7 million;
●	$0.3 million of net cash provided by debt financing as a result of proceeds from debt financing of $1.0 million and from PPP loans totaling $0.8 million, partially offset by principal payments on debt of $1.2 million and payments of financing costs of $0.3 million;
●	$0.2 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.1 million;

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first quarter of 2022 and during each quarter of 2021:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,293,181)
	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,293,181)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
Second Quarter 2021	1,465,038	0.175	251,625	1,107,080	1,358,705	853,375
Third Quarter 2021	1,500,023	0.175	1,114,951	1,223,741	2,338,692	122,840
Fourth Quarter 2021	1,527,992	0.175	1,340,091	551,391	1,891,482	(732,378)
	$5,923,269	$0.700	$2,952,751	$3,964,040	$6,916,791	$(1,048,398)
(1)	Distributions for the periods from January 1, 2021 through March 31, 2022 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from January 1, 2021 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from April 1, 2021 through June 30, 2021 were payable to each stockholder 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from July 1, 2021 through March 31, 2022 were payable to each stockholder as 100% in cash on a monthly basis of common stock valued at $10.00 per share.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Beginning the second quarter of 2020 through the second quarter of 2021, distributions were paid on a quarterly basis. Beginning in the third quarter of 2021, distributions were paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the tenth day of the following month.

For the three months ended March 31, 2022, we paid aggregate distributions of $1.5 million, including $0.9 million of distributions paid in cash and $0.6 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the three months ended March 31, 2022 was $3.5 million. Net cash flow used in operations for the three months ended March 31, 2022 was $3.3 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

For the year ended December 31, 2021, we paid aggregate distributions of $6.9 million, including $3.0 million of distributions paid in cash and $4.0 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the year ended December 31, 2021 was $5.3 million. Net cash flows used in operations for the year ended December 31, 2021 was $1.0 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

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

Results of Operations

Outlook

Our results of operations for the three months ended March 31, 2022 and March 31, 2021 are not indicative of those expected in future periods, as we were actively raising capital through our Offering along with acquiring hotel properties during both of these periods. The COVID-19 pandemic has had a significant impact on our operating results for the three months ended March 31, 2022 and March 31, 2021. As of March 31, 2022 and 2021, we owned eight and seven properties, respectively, for a full 12-month operating cycle.

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

Comparison of the three months ended March 31, 2022 versus the year ended March 31, 2021

Revenue

Room revenues totaled $8.8 million and $3.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $0.5 million and $64,370 for the three months ended March 31, 2022 and March 31, 2021, respectively. Hotel occupancy, ADR, and RevPAR were 61.7%, $106.61, and $65.82, respectively, for the three months ended March 31, 2022. Hotel occupancy, ADR, and RevPAR were 62.0%, $94.11, and $58.34, respectively, for the three months ended March 31, 2021. For the seven hotel properties acquired prior to January 1, 2021, hotel occupancy, ADR, and RevPAR were 69.6%, $111.17, and $77.41, respectively, for the three months ended March 31, 2022. The increases in hotel occupancy rates, ADR and RevPAR were primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 during 2022. Hotel properties acquired during 2022 contributed $0.9 million to the increase in room revenues and $45,541 to the increase in other revenue for the three months ended March 31, 2022. See “Market Outlook” for a discussion of the current and expected impact of the COVID-19 pandemic on our business.

Property Operations Expenses

Property operations expenses were $4.8 million and $1.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The $3.1 million increase in property operations expenses was primarily due to increased hotel occupancy rates at our existing seven hotel properties acquired prior to January 1, 2021, and $2.2 million of property operations expenses resulting from the acquisitions of the El Paso, Houston, Northbrook, Fargo, El Paso Airport, and Lakewood hotel properties. We expect property operating expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

General and Administrative Expenses

General and administrative expenses were $2.2 million and $1.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The $0.9 million increase in general and administrative expenses was primarily due to a $0.3 million increase in payroll and professional fees and $0.5 million of expenses resulting from the addition of the El Paso, Houston, Northbrook, Fargo, El Paso Airport, and Lakewood hotel properties. We expect general and administrative expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

Sales and Marketing Expenses

Sales and marketing expenses were $0.6 million and $0.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $0.3 million increase in sales and marketing expenses was primarily due to the addition of the El Paso, Houston, Northbrook, Fargo, El Paso Airport, and Lakewood hotel properties. We expect sales and marketing expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

Franchise Fees

Franchise fees were $0.8 million and $0.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $0.5 million increase in franchise fees was primarily due to higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19 and the addition of the El Paso, Houston, Northbrook, Fargo, El Paso Airport, and Lakewood hotel properties. We expect franchise fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

Management Fees

Management fees were $0.8 million and $0.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the Advisor increased by $0.2 million. We experienced increased management fees across our portfolio primarily due to higher RevPAR resulting from the ongoing recovery in lodging demand from the impacts of COVID-19. We expect property management fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

Acquisition Expenses

Acquisition expenses were $13,517 and $27,466 for the three months ended March 31, 2022 and March 31, 2021, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not ultimately acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions. The decrease in acquisition expenses is primarily related to acquisition-related and due diligence costs incurred in 2021 for properties that were not acquired.

Depreciation

Depreciation expense was $1.6 million and $1.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The $0.6 million increase in depreciation expense was primarily due to the addition of the El Paso, Houston, Northbrook, Fargo, El Paso Airport, and Lakewood hotel properties.

Other Income (Expense), net

Other income (expense) was ($199,393) and $678,875 for the three months ended March 31, 2022 and March 31, 2021, respectively. The change was primarily due to the forgiveness of $0.8 million of Paycheck Protection Program loans in 2021.

Interest Expense

Interest expense was $2.4 million and $0.9 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The $1.5 million increase in interest expense was primarily due to the increase in hotel mortgage debt used to acquire the El Paso, Houston, Northbrook, Fargo, El Paso Airport, and Lakewood hotel properties. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire hotel properties and real estate-related assets that meet our investment objectives.

Critical Accounting Estimates

Below is a discussion of the accounting estimates that management believes are or will be critical to our operations. We consider these estimates critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

As of March 31, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared or Paid

On April 7, 2022, we declared cash distributions totaling $311,686, DRIP distributions totaling $189,851, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $11,131 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates March 1 through March 31 2022 to holders of record on each calendar day of such period. The distribution declared for March 2022 was paid on April 10, 2022.

On May 4, 2022, we declared cash distributions totaling $337,831, DRIP distributions totaling $172,456, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $18,992 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates April 1 through April 30 2022 to holders of record on each calendar day of such period. The distribution declared for April 2022 was paid on May 10, 2022.

Properties Under Contract

On May 9, 2022, Lodging Fund REIT III OP, LP (the “Operating Partnership”), the operating partnership subsidiary of Lodging Fund REIT III, Inc. (the “Company”) and W&K Hotels, LLC (the “Manhattan FP Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Manhattan FP Contribution Agreement”), pursuant to which the Manhattan FP Contributor agreed to contribute the 197-room Four Points by Sheraton Manhattan hotel in Manhattan, Kansas (the “Manhattan FP Hotel Property”) to the Operating Partnership. The Manhattan FP Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Manhattan FP Hotel Property under the Manhattan FP Contribution Agreement is $8,400,000 plus closing costs, subject to adjustment as provided in the Manhattan FP Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Manhattan FP Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T Limited Units of the Operating Partnership and cash at closing. As required by the Manhattan FP Contribution Agreement, the Operating Partnership will deposit $50,000 into escrow as earnest money pending the closing or termination of the Manhattan FP Contribution Agreement. Except in certain circumstances described in the Manhattan FP Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Manhattan FP Contribution Agreement, it will forfeit the earnest money.

On May 9, 2022, Lodging Fund REIT III OP, LP (the “Operating Partnership”), the operating partnership subsidiary of Lodging Fund REIT III, Inc. (the “Company”) and W&K Hotels, LLC (the “Lawrence DT Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Lawrence DT Contribution Agreement”), pursuant to which the Lawrence DT Contributor agreed to contribute the 192-room DoubleTree Hotel Lawrence hotel in Lawrence, Kansas (the “Lawrence DT Hotel Property”) to the Operating Partnership. The Lawrence DT Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Lawrence DT Hotel Property under the Lawrence DT Contribution Agreement is $13,100,000 plus closing costs, subject to adjustment as provided in the Lawrence DT Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Lawrence DT Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T Limited Units of the Operating Partnership and cash at close. As required by the Lawrence DT Contribution Agreement, the Operating Partnership will deposit $50,000 into escrow as earnest money pending the closing or termination of the Lawrence DT Contribution Agreement. Except in certain circumstances described in the Lawrence DT Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Lawrence DT Contribution Agreement, it will forfeit the earnest money.

Amendment of Revolving Line of Credit

On May 5, 2022, we amended its $5.0 million revolving line of credit to extend the maturity date to December 15, 2022.

Refinancing of El Paso Courtyard

On May 13, 2022, we entered into a new $10.0 million loan with Western Alliance Bank, which is secured by the El Paso Airport Property (the “New El Paso Airport Loan”). The New El Paso Airport Loan has a fixed interest rate of 6.01% per annum. The New El Paso Airport Loan matures five years after the effective date and requires 18 monthly interest-only payments followed by monthly payments of principal and interest, with the outstanding principal and interest due at maturity.

Share Repurchases

On April 21, 2022, we paid the outstanding redemption proceeds related to the March 2022 redemption of 64,306 shares of common stock for $638,174 per the terms of the Share Repurchase Plan.

Status of the Offering

Our board of directors extended the term of the Offering to May 31, 2023. As of May 16, 2022, our private offering remained open for new investment, and since the inception of the offering we have issued and sold 9,080,817 shares of common stock, including 907,771 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $86.7 million.

Status of the GO Unit Offering

Our board of directors terminated the GO Unit Offering as of February 14, 2022. From the inception of the offering through termination, we have issued and sold 3,125,041 Series GO LP Units, resulting in the receipt of gross GO Unit Offering proceeds of $21.5 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risks have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act of 1934 Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share. During the three months ended March 31, 2022, we sold 336,587 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $3.2 million, including 59,709 shares issued pursuant to our dividend reinvestment plan. During the three months ended March 31, 2022, aggregate selling commissions of $0.1 million and marketing and diligence allowances and other wholesale selling costs and expenses of $0.3 million were paid in connection with the private offering. During the year ended December 31, 2021, we sold 824,475 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $7.9 million, including 417,267 shares issued pursuant to our dividend reinvestment plan. During the year ended December 31, 2021, aggregate selling commissions of $0.2 million and marketing and diligence allowances and other wholesale selling costs and expenses of $1.1 million were paid in connection with the private offering.

Go Unit Offering

On June 15, 2020, we commenced a private placement offering of limited partnership units in our Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of the Company, as the General Partner of the Operating Partnership, (the “GO Unit Offering”). The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. The Operating Partnership was offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO LP Units (a “Series GO Limited Partner”) will have the right to exchange its Series GO LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange. The exchange right is not available until all of the following have occurred (the “Exchange Date”):  (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO Limited Partner has held its Series GO LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the three months ended March 31, 2022, we sold and issued 894,568 Series GO LP Units in the GO Unit Offering, resulting in gross proceeds of $6.1 million. During the three months ended March 31, 2022, aggregate selling commissions of $0.4 million and marketing and diligence allowances and other wholesale selling costs and expenses of $0.1 million were paid in connection with the offering. During the year ended December 31, 2021, we sold and issued 1,555,543 Series GO LP Units in the GO Unit Offering, resulting in gross proceeds of $10.7 million. During the year ended December 31, 2021, aggregate selling commissions of $0.8 million and marketing and diligence allowances and other wholesale selling costs and expenses of $0.3 million were paid in connection with the offering.

Series T LP Units

On June 15, 2020, the Operating Partnership established the Series T LP Units as a new series of limited partnership units in the Operating Partnership. The Operating Partnership may issue the Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. During the three months ended March 31, 2022, the Operating Partnership issued an aggregate of 1,028,930 Serie T LP Units in connection with contributions of hotel properties on January 18, 2022 and March 29, 2022. During the year ended December 31, 2021, the Operating Partnership issued an aggregate of 2,513,769 Series T LP Units in connection with contributions of hotel properties on February 4, 2021, May 12, 2021, August 3, 2021 and December 3, 2021. These securities were issued in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to the terms of the partnership agreement of the Operating Partnership, each holder of Series T LP Units (a “Series T Limited Partner”) will have its Series T LP Units be eligible for conversion into Common LP Units beginning 36 months after the issuance of the Series T LP Units, at which point the value will be calculated pursuant to the terms of the  partnership agreement of the Operating Partnership and the formula set forth in the contribution agreement between the Operating Partnership and the Series T Limited Partner. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. The Series T LP Units will also automatically convert into Common LP Units upon other events as described in the partnership agreement of the Operating Partnership at a rate based on a mathematical formula. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined in the previous paragraph). Notwithstanding the above, the Company may waive any of the requirements of the Exchange Date described in the paragraph above in its sole discretion other than (ii) or (iv).

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined above). Notwithstanding the above, the Company may waive any of the requirements described above in its sole discretion other than (ii) or (iv). On December 3, 2021, the Operating Partnership issued 152,100 Common LP Units to a contributor of real estate to the Operating Partnership. On February 8, 2022, the Operating Partnership issued 460,000 Common LP Units to a contributor of real estate to the Operating Partnership.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan, we will repurchase shares within 21 days following the end of a calendar quarter. During the three months ended March 31, 2022, we repurchased shares of our common stock in the amounts below. In addition to these amounts, in March 2022, we received a request to repurchase 64,306 shares. The repurchase proceeds of $638,174 were paid on April 21, 2022 in accordance with the terms of our Share Repurchase Plan with an average price paid per share of $9.92. The $638,174 is included in other liabilities on the accompanying consolidated balance sheets as of March 31, 2022 included as part of this Quarterly Report on Form 10-Q. We fulfilled all repurchase requests received during the three months ended March 31, 2022, During the three months ended March 31, 2022, we funded repurchases under our share repurchase plan with the net proceeds from our dividend reinvestment plan.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2022	30,383	$9.85	(1)
February 2022	—	$—	(1)
March 2022	—	$—	(1)
Total	30,383

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

The above table is on a cash basis, but we record our shares repurchased, as described below, on an accrual basis. We repurchased 64,306 shares pursuant to repurchase requests received during the three months ended March 31, 2022, which represents an original investment of $643,064 for $638,174. As of March 31, 2022, $643,064 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets included as part of this Quarterly Report on Form 10-Q. During the year ended December 31, 2021 we repurchased 88,088 shares, which represents an original investment of $880,883 for $856,605. Based on the repurchase limits described above, as of March 31, 2022 we have $2,432,158 available for eligible repurchases for the remainder of 2022 after accounting for the outstanding redemption proceeds not yet paid on March 31, 2022.

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

3.3

Bylaws, dated of as April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 12, 2019)

3.11

Fifth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of January 18, 2022 (incorporated by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

3.12

Sixth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of March 24, 2022 (incorporated by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

4.1	Dividend Reinvestment Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.151

Amended & Restated Contribution Agreement by and between the Operating Partnership and Agassiz Hospitality, LLC for the Fargo Property, dated as of January 18, 2022 (incorporated by reference to Exhibit 10.151 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.152

Management Agreement by and between LF3 Fargo Med TRS, LLC and KAJ Hospitality Inc., relating to the Fargo Property, dated as of January 18, 2022 (incorporated by reference to Exhibit 10.152 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.153

Assumption Agreement by and among LF3 Fargo Med, LLC, LF3 Fargo Med TRS, LLC, Legendary A-1 Bonds, LLC and Agassiz Hospitality, LLC, dated as of January 18, 2022(incorporated by reference to Exhibit 10.153 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.154

Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds, LLC related to the Hampton Fargo Loan, dated as of January 18, 2022 (incorporated by reference to Exhibit 10.154 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.155

Contribution Agreement by and between the Operating Partnership and RLC V RIFC, LLC for the Residence Inn by Marriott Fort Collins, dated as of February 1, 2022 (incorporated by reference to Exhibit 10.155 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.156

Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of February 1, 2022 (incorporated by reference to Exhibit 10.156 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.157

Amended & Restated Contribution Agreement by and between the Operating Partnership and ELP MC Ventures, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.157 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.158

Management Agreement by and between LF3 El Paso Airport TRS, LLC and Aimbridge Hospitality, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.158 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.159

Loan Agreement by and among LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC, and Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.159 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.160

Promissory Note by LF3 El Paso Airport, LLC and LF3 El Paso Airport TRS, LLC in favor of Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.160 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.161

Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds related to the Courtyard El Paso Loan, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.161 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.169

Joinder to Environmental Indemnity Agreement by and between the Operating Partnership, LF3 Fargo Med, LLC, LF3 Fargo Med TRS, LLC and Agassiz Hospitality, LLC for the Fargo Property, dated as of January 18, 2022 (incorporated by reference to Exhibit 10.169 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.170

Assignment of Rents by and between LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.170 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.171

Mortgage by and between LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.171 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.172

Business Loan Agreement by and between LF3 Fargo Med TRS, LLC, LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.172 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.173

Promissory Note by and between LF3 Fargo Med TRS, LLC, LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.173 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.174

Commercial Guaranty by and between Lodging Fund REIT III TRS, Inc. and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.174 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.175

Commercial Guaranty by and between Lodging Fund REIT III OP, LP and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.175 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.176

Commercial Guaranty by and between Corey Maple and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.176 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.177

Commercial Security Agreement by and between LF3 Fargo Med TRS, LLC, LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.177 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.178

Contribution Agreement by and between the Operating Partnership and Smith/Curry Hotel Group Pineville II, LLC for the Hilton Garden Pineville, dated as of March 21, 2022 (incorporated by reference to Exhibit 10.178 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.179

Assignment of Leases and Rents by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.179 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.180

Deed of Trust, Security Agreement – Financing Statement by LF3 El Paso Airport, LLC and LF3 El Paso Airport TRS, LLC for the benefit of Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.180 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.181

Environmental Indemnity Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC, the Operating Partnership and Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.181 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.182

First Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.182 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.183

Second Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of March 3, 2022 (incorporated by reference to Exhibit 10.183 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.184

Third Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of March 15, 2022 (incorporated by reference to Exhibit 10.184 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.185

Contribution Agreement by and between the Operating Partnership and Smith/Curry Hotel Group HH-Harris, LLC for the Hilton Garden Charlotte North, dated as of March 21, 2022 (incorporated by reference to Exhibit 10.185 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.186

Loan Agreement by and among LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.186 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.187

Promissory Note by and among LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.187 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.188

Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds related to the Lakewood Loan, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.188 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.189

Assignment of Leases and Rents by and between LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.189 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.190

Environmental Indemnity Agreement by and between LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, the Operating Partnership and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.190 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.191

Deed of Trust, Security Agreement – Financing Statement by LF3 Lakewood, LLC and LF3 Lakewood TRS, LLC in favor of Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.191 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.192

Fourth Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.192 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.193*	Change in Terms by and between the Operating Partnership and Western State Bank related to the revolving line of credit loan agreement, dated as of May 5, 2022

10.194*	Contribution Agreement by and between the Operating Partnership and W&K Hotels, LLC for the Manhattan Four Points, dated as of May 9, 2022
10.195*	Contribution Agreement by and between the Operating Partnership and W&K Hotels, LLC for the Lawrence DoubleTree, dated as of May 9, 2022
10.196*	Agreement of Sublease by and between FCL Founders Drive, LLC and Northbrook Hotel Group L.P. regarding the Northbrook Sheraton, dated as of January 24, 2007
10.197*	Assignment of Ground Lease by and between BSPRT Northbrook, LLC and APF – Northbrook, LLC regarding the Northbrook Sheraton, dated as of October 28, 2020
10.198*

First Amendment to Amended and Restated Declaration by and between Five Seasons Country Club of Northbrook, Inc., Willow Festival LLC, North Shore Ice Arena, LLC, Meadow Ridge Condominium Association, Northbrook Greens Condominium Association, and Riverpark Office Condominium Association regarding the Northbrook Sheraton, dated as of December 31, 2008

10.199*

Special Amendment to Amended and Restated Declaration by and between Society of the Divine Word and Divine Word Techny Community Corporation regarding the Northbrook Sheraton, dated as of July 11, 2019

10.200*	Declaration by FCL Founders Drive, LLC regarding the Northbrook Sheraton, dated as of August 3, 2006

10.201*		Amended and Restated Declaration by Society of the Divine Word and Divine Word Techny Community Corporation regarding the Northbrook Sheraton, dated September 15, 2005
10.202*		Loan Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022
10.203*		Guaranty by the Operating Partnership for the benefit of Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022
10.204*

Operating Lease Subordination Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022

10.205*		Deed of Trust by and between LF3 El Paso Airport, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022
10.206*		Security Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022
10.207*		Term Loan Note by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022
10.208*		Assignment of Management Agreement by and between LF3 El Paso Airport TRS, LLC, Aimbridge Hospitality, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022
10.209*		Environmental Indemnity Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022

10.210*		First Amendment to Contribution Agreement by and between the Operating Partnership and RLC V RIFC, LLC for the Residence Inn by Marriott Fort Collins, dated as of March 24, 2022
10.211*		Second Amendment to Contribution Agreement by and between the Operating Partnership and RLC V RIFC, LLC for the Residence Inn by Marriott Fort Collins, dated as of April 29, 2022
10.212*		First Amendment to Contribution Agreement by and between the Operating Partnership and RLC V RIFC, LLC for the Residence Inn by Marriott Fort Collins, dated as of May 10, 2022
10.213*		First Amendment to Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of March 24, 2022
10.214*		Second Amendment to Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of April 29, 2022
10.215*		Third Amendment to Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of May 10, 2022
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Share Repurchase Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

* Filed herewith.

** Furnished herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGING FUND REIT III, INC.

Date:	May 16, 2022	By:	s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer and Secretary
(principal executive officer)

Date:	May 16, 2022	By:	/s/ Samuel C. Montgomery
Samuel C. Montgomery
Chief Financial Officer
(principal financial officer)