Form 10-Q
period 2022-06-30
Lodging Fund REIT III, Inc.
filed 2022-08-11
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 9,286,897 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Investment in hotel properties, net of accumulated depreciation of $12,770,510 and $9,487,728	$217,426,442	$169,424,775
Cash and cash equivalents	7,085,493	7,866,401
Restricted cash	6,774,233	6,469,999
Accounts receivable, net	767,712	748,364
Franchise fees, net	1,871,864	1,459,641
Prepaid expenses and other assets	5,248,366	4,360,555
Total Assets	$239,174,110	$190,329,735

Liabilities and Equity
Debt, net	$131,974,319	$103,126,884
Finance lease liability	8,071,071	—
Accounts payable	2,780,221	1,549,380
Accrued expenses	2,952,841	2,621,520
Distributions payable	597,972	495,657
Due to related parties	3,782,289	2,580,326
Other liabilities	1,127,378	7,499,568
Total liabilities	151,286,091	117,873,335

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 9,105,687 and 8,348,310 shares issued and outstanding	91,055	83,481
Additional paid-in capital	88,934,679	81,655,994
Accumulated deficit	(53,232,218)	(43,586,952)
Total stockholders' equity	35,793,516	38,152,523
Non-controlling interest – Series B LP Units	(2,055,453)	(1,563,489)
Non-controlling interest – Series GO LP Units	17,161,824	12,498,527
Non-controlling interest – Series T LP Units	31,661,048	21,931,757
Non-controlling interest – Common LP Units	5,327,084	1,437,082
Total equity	87,888,019	72,456,400
Total Liabilities and Equity	$239,174,110	$190,329,735

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Room revenue	$11,762,267	$6,174,243	$20,576,362	$9,895,034
Other revenue	569,157	164,269	1,050,865	228,639
Total revenue	12,331,424	6,338,512	21,627,227	10,123,673

Expenses
Property operations	5,842,004	2,561,807	10,622,477	4,304,055
General and administrative	2,395,956	1,692,370	4,620,423	3,038,212
Sales and marketing	815,144	522,307	1,395,510	827,761
Franchise fees	1,081,528	503,718	1,898,724	800,070
Management fees	933,692	559,065	1,728,788	997,155
Acquisition expense	(6,213)	20,977	7,304	48,443
Depreciation and amortization	1,695,354	1,151,739	3,319,594	2,154,791
Total expenses	12,757,465	7,011,983	23,592,820	12,170,487

Other Income (Expense)
Other income (expense), net	(258,656)	(97,008)	(458,049)	(181,233)
PPP loan forgiveness	—	801,800	—	1,564,900
Interest expense	(2,232,972)	(1,014,443)	(4,646,064)	(1,961,516)
Total other income (expense)	(2,491,628)	(309,651)	(5,104,113)	(577,849)

Net Loss Before Income Taxes	(2,917,669)	(983,122)	(7,069,706)	(2,624,663)

Income tax (expense) benefit	(224,582)	391,346	427,020	366,346

Net Loss	(3,142,251)	(591,776)	(6,642,686)	(2,258,317)

Net loss attributable to non-controlling interest - Series B LP Units	(156,779)	(29,462)	(331,785)	(112,440)
Net loss attributable to non-controlling interest - Series GO LP Units	(512,858)	(80,826)	(1,136,951)	(240,762)
Net loss attributable to non-controlling interest - Common LP Units	(144,719)	—	(323,358)	—

Net Loss Attributable to Common Stockholders	$(2,327,895)	$(481,488)	$(4,850,592)	$(1,905,115)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.26)	$(0.06)	$(0.56)	$(0.24)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	8,881,540	7,940,665	8,684,253	7,846,869

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock					Non-Controlling Interest
			Additional		Total
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series T	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	Equity
Balance at December 31, 2020	7,611,653	$76,116	$74,610,627	$(31,855,995)	$42,830,748	$(1,005,785)	$3,784,965	$—	$—	$45,609,928
Issuance of common stock	82,414	824	793,756	—	794,580	—	—	—	—	794,580
Issuance of GO Units	—	—	—	—	—	—	4,201,300	—	—	4,201,300
Issuance of T Units	—	—	—	—	—	—	—	6,747,577	—	6,747,577
Offering costs	—	—	—	(287,745)	(287,745)	—	(534,354)	—	—	(822,099)
Distributions declared ($0.175 per share)	—	—	—	(1,358,705)	(1,358,705)	(71,511)	—	—	—	(1,430,216)
Distributions reinvested	113,877	1,139	1,080,689	—	1,081,828	—	—	—	—	1,081,828
Redemptions	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	(1,423,627)	(1,423,627)	(82,978)	(159,936)	—	—	(1,666,541)
Balance at March 31, 2021	7,807,944	$78,079	$76,485,072	$(34,926,072)	$41,637,079	$(1,160,274)	$7,291,975	$6,747,577	$—	$54,516,357
Issuance of common stock	80,737	807	782,663	—	783,470	—	—	—	—	783,470
Issuance of GO Units	—	—	—	—	—	—	1,329,000	—	—	1,329,000
Issuance of T Units	—	—	—	—	—	—	—	2,041,058	—	2,041,058
Offering costs	—	—	—	(410,200)	(410,200)	—	(157,470)	—	—	(567,670)
Distributions declared ($0.175 per share)	—	—	—	(1,391,786)	(1,391,786)	(73,252)	—	—	—	(1,465,038)
Distributions reinvested	116,535	1,165	1,105,915	—	1,107,080	—	—	—	—	1,107,080
Redemptions	(41,996)	(420)	(399,871)	—	(400,291)	—	—	—	—	(400,291)
Net loss	—	—	—	(481,488)	(481,488)	(29,462)	(80,826)	—	—	(591,776)
Balance at June 30, 2021	7,963,220	$79,631	$77,973,779	$(37,209,546)	$40,843,864	$(1,262,988)	$8,382,679	$8,788,635	$—	$56,752,190

Balance at December 31, 2021	8,348,310	$83,481	$81,655,994	$(43,586,952)	$38,152,523	$(1,563,489)	$12,498,527	$21,931,757	$1,437,082	$72,456,400
Issuance of common stock	276,878	2,769	2,672,085	—	2,674,854	—	—	—	—	2,674,854
Issuance of GO Units	—	—	—	—	—	—	6,138,291	—	—	6,138,291
Issuance of T Units	—	—	—	—	—	—	—	9,729,291	—	9,729,291
Issuance of Common LP Units	—	—	—	—	—	—	—	—	4,600,000	4,600,000
Offering costs	—	—	—	(730,836)	(730,836)	—	(463,548)	—	—	(1,194,384)
Distributions declared ($0.175 per share)	—	—	—	(1,478,078)	(1,478,078)	(78,230)	—	—	(98,783)	(1,655,091)
Distributions reinvested	59,709	597	566,643	—	567,240	—	—	—	—	567,240
Redemptions	(64,306)	(643)	(637,531)	—	(638,174)	—	—	—	—	(638,174)
Net loss	—	—	—	(2,522,697)	(2,522,697)	(175,006)	(624,093)	—	(178,639)	(3,500,435)
Balance at March 31, 2022	8,620,591	$86,204	$84,257,191	$(48,318,563)	$36,024,832	$(1,816,725)	$17,549,177	$31,661,048	$5,759,660	$89,177,992
Issuance of common stock	487,325	4,873	4,727,186	—	4,732,059	—	—	—	—	4,732,059
Issuance of GO Units	—	—	—	—	—	—	137,600	—	—	137,600
Offering costs	—	—	—	(1,127,509)	(1,127,509)	—	(12,095)	—	—	(1,139,604)
Distributions declared ($0.175 per share)	—	—	—	(1,458,251)	(1,458,251)	(81,949)	—	—	(287,857)	(1,828,057)
Distributions reinvested	55,386	554	525,605	—	526,159	—	—	—	—	526,159
Redemptions	(57,615)	(576)	(575,303)	—	(575,879)	—	—	—	—	(575,879)
Net loss	—	—	—	(2,327,895)	(2,327,895)	(156,779)	(512,858)	—	(144,719)	(3,142,251)
Balance at June 30, 2022	9,105,687	$91,055	$88,934,679	$(53,232,218)	$35,793,516	$(2,055,453)	$17,161,824	$31,661,048	$5,327,084	$87,888,019

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(6,642,686)	$(2,258,317)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,319,594	2,154,791
Stock-based compensation expense	30,000	—
Amortization	371,932	174,301
Gain on PPP loan forgiveness	—	(1,564,900)
Loss on disposal of fixed assets	(12,612)	—
Deferred tax assets, net	(422,415)	(391,487)
Change in operating assets and liabilities:
Accounts receivable	(19,348)	(548,060)
Franchise fees	(475,000)	(262,500)
Prepaid expenses and other assets	(465,397)	(211,072)
Accounts payable	1,055,769	723,865
Accrued expenses	331,321	303,449
Due to related parties	1,107,510	936,613
Other liabilities	(1,451,008)	504,457
Net cash used in operating activities	(3,272,340)	(438,860)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(940,636)	(2,221,365)
Improvements and additions to hotel properties	(3,316,894)	(1,210,239)
Net cash used in investing activities	(4,257,530)	(3,431,604)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	17,392,288	—
Proceeds from lines of credit	1,750,000	1,000,000
Proceeds from PPP loans	—	921,300
Principal payments on mortgage debt	(17,989,514)	(466,943)
Principal payments on lines of credit	(2,350,000)	(1,000,000)
Payments of deferred financing costs	(507,625)	(475,238)
Increase in finance lease liability	95,314	—
Proceeds from issuance of common stock	7,376,913	1,578,050
Proceeds from issuance of GO Units	6,275,891	5,530,300
Payments of offering costs	(2,214,642)	(1,182,751)
Payments for shares redeemed	(638,174)	(400,291)
Distributions paid	(2,137,255)	(497,709)
Net cash provided by financing activities	7,053,196	5,006,718
Net change in cash, cash equivalents, and restricted cash	(476,674)	1,136,254
Beginning Cash, Cash Equivalents, and Restricted Cash	14,336,400	12,529,067
Ending Cash, Cash Equivalents, and Restricted Cash	$13,859,726	$13,665,321

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$3,096,351		$1,951,174
Income taxes paid	$26,000		$1,963

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of T Units for Aurora property	$—		$6,688,635
Issuance of T Units for El Paso property	$—		$2,100,000
Issuance of T Units for Fargo property	$4,091,291		$—
Issuance of T Units for Lakewood property	$5,638,000		$—
Issuance of Common LP Units for El Paso Airport property	$4,600,000	$
Debt issued for acquisition of Aurora property	$—		$15,000,000
Debt issued for acquisition of El Paso property	$—		$7,900,000
Debt assumed for acquisition of Fargo property	$7,198,709		$—
Debt issued for acquisition of El Paso Airport property	$9,990,000		$—
Debt issued for acquisition of Lakewood property	$13,081,364		$—
Offering costs included in accounts payable	$175,072		$60,147
Offering costs included in due to related parties	$(55,727)		$154,871
Offering costs included in accrued expenses	$—		$(8,000)
Distributions included in due to related parties	$150,179		$144,763
Redemptions included in other liabilities	$575,879		$—
Reinvested distributions	$1,093,399		$2,188,908
Initial ASC 842 adoption of right-of-use asset	$2,478,696		$—

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$7,866,401		$7,960,159
Restricted cash, beginning of period	6,469,999		4,568,908
Cash, cash equivalents, and restricted cash, beginning of period	$14,336,400		$12,529,067

Cash and cash equivalents, end of period	$7,085,493		$6,572,353
Restricted cash, end of period	6,774,233		7,092,968
Cash, cash equivalents, and restricted cash, end of period	$13,859,726		$13,665,321

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Lodging Fund REIT III, Inc. (“LF REIT III”), was formed on April 9, 2018 as a Maryland corporation. LF REIT III, together with its subsidiaries (the “Company”), was formed for the principal purpose of acquiring, through purchase or contribution, direct or indirect ownership interests in a diverse portfolio of limited-service, select-service, full-service and extended stay hotel properties located primarily in “America’s Heartland,” which the Company defines as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. LF REIT III has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2018. The Company’s business activities are directed and managed by Legendary Capital REIT III, LLC (the “Advisor”) and its affiliates, which are related parties through common management, pursuant to the Amended and Restated Advisory Agreement (the “Advisory Agreement”), dated June 1, 2018. The Company has no foreign operations or assets, and its operating structure includes only one operating and reportable segment.

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and three classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”) and Series T Limited Partnership Units (“Series T LP Units”). LF REIT III was the sole general partner of the OP, as of June 30, 2022 and December 31, 2021. As of June 30, 2022, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,125,041 Series GO LP Units and 3,542,699 Series T LP Units.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in shares of the Company’s common stock in December 2021 (the “Offering”). The Offering is to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of June 30, 2022, the Company had issued and sold 9,379,886 shares of common stock, including 925,174 shares attributable to the DRIP, and received aggregate proceeds of $91.7 million. As of June 30, 2022, the Company had repurchased 274,199 shares, which represents an original investment of $2,741,988 for $2,661,203 under the Company’s Share Repurchase Plan. As of June 30, 2022, $575,879 of the redemption proceeds had not yet been paid and is included in other liabilities on the accompanying consolidated balance sheet. See Note 11.

On April 29, 2020, the Company classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock was a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of the Company’s board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Company’s board of directors allowed the Interval Share Offering to expire on March 31, 2022. The Company did not issue or sell any shares of Interval Common Stock in the Offering.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The

Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of June 30, 2022, the Operating Partnership had issued and sold 3,125,041 Series GO LP Units and received aggregate proceeds of $21.5 million.

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 36 months after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of the conversion. As of June 30, 2022, the Company had recorded an aggregate value of $31.7 million to the Series T LP Units in connection with such property contributions.

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of June 30, 2022, the Operating Partnership had issued and sold 612,100 Common LP Units in connection with property contributions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to annual financial information. The consolidated financial statements include the accounts of LF REIT III, the OP and its wholly-owned subsidiaries. For the controlled subsidiaries that are not wholly-owned, the interests owned by an entity other than the Company represent a non-controlling interest, which is presented separately in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

During the first quarter of 2020, the global outbreak of COVID-19 was identified and has since spread to nearly every country and territory, including every state in the United States. The COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus continues to adversely impact many industries, with the travel and hospitality industries being particularly adversely affected. Although our hotel properties have remained open through the pandemic, our occupancy levels have been lower than historical levels. The outbreak could have a continued adverse impact on economic and market conditions and could trigger a continued slowdown in leisure and business travel, which is adversely impacting the travel and hospitality industries. Further, increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation resulting from the COVID-19 pandemic may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies, and may continue to adversely affect our hotel operations and financial results. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022, however uncertainty over the ultimate impact COVID-19, including the continued emergence of new strains of COVID-19, such as the Delta and Omicron variant, will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $608,779 and $426,669 for the six months ended June 30, 2022 and 2021, respectively, and is included in sales and marketing in the consolidated statements of operations.

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

Cash and Cash Equivalents—Cash and cash equivalents include cash in bank accounts as well as highly liquid investments with an original maturity of three months or less. The Company deposits cash with several high-quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed FDIC insured levels.

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

Stock-Based Compensation—During 2022, the Company began compensating its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and the Company recognizes stock-based compensation expense based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $30,000 and $0 for the six months ended June 30, 2022 and 2021, respectively, and is included in general and administrative expense in the consolidated statements of operations.

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

3. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Land and land improvements	$26,023,472	$20,034,309
Building and building improvements	182,503,766	144,883,150
Furniture, fixtures, and equipment	17,680,982	13,986,611
Finance ground lease assets	2,451,754	—
Construction in progress	1,536,978	8,433
Investment in hotel properties, at cost	230,196,952	178,912,503
Less: accumulated depreciation	(12,770,510)	(9,487,728)
Investment in hotel properties, net	$217,426,442	$169,424,775

As of June 30, 2022, the Company owned fourteen hotel properties with an aggregate of 1,686 rooms located in nine states.

Acquisitions of Hotel Properties

The Company acquired three properties during the six months ended June 30, 2022 and four properties during the year ended December 31, 2021. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions. The table below outlines the details of the properties acquired during the six months ended June 30, 2022.

2022 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Hampton Inn & Suites (the “Fargo Property”)	Limited-Service	Fargo, ND	January 18, 2022	90	$11,440,000	(1)	$302,222	$11,742,222	100%
Courtyard by Marriott (the "El Paso Airport Property")	Select-Service	El Paso, TX	February 8, 2022	90	15,120,000	(2)	333,234	15,453,234	100%
Fairfield Inn & Suites (the "Lakewood Property")	Limited-Service	Lakewood, CO	March 29, 2022	142	18,800,000	(3)	390,753	19,190,753	100%
				322	$45,360,000		$1,026,209	$46,386,209
(1)	Includes the issuance of $4,091,291 in Series T LP Units of the Operating Partnership.
(2)	Includes the issuance of $4,600,000 in Common Limited Partnership Units of the Operating Partnership.
(3)	Includes the issuance of $5,638,000 in Series T LP Units of the Operating Partnership.

The table below outlines the details of the properties acquired during the year ended December 31, 2021.

2021 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Courtyard by Marriott (the "Aurora Property")	Select-Service	Aurora, CO	February 4, 2021	141	$23,610,000	(1)	$458,129	$24,068,129	100%
Holiday Inn (the "El Paso Property")	Select-Service	El Paso, TX	May 12, 2021	175	10,300,000	(2)	361,019	10,661,019	100%
Hilton Garden Inn (the "Houston Property")	Select-Service	Houston, TX	August 3, 2021	182	19,910,000	(3)	918,353	20,828,353	100%
Sheraton Hotel (the "Northbrook Property")	Full-Service	Northbrook, IL	December 3, 2021	160	11,400,000	(4)	340,005	11,740,005	100%
				658	$65,220,000		$2,077,506	$67,297,506
(1)	Includes the issuance of $6,742,757 in Series T LP Units of the Operating Partnership.
(2)	Includes the issuance of $2,100,000 in Series T LP Units of the Operating Partnership.
(3)	Includes the issuance of $6,910,000 in Series T LP Units of the Operating Partnership.
(4)	Includes the issuance of $6,179,000 in Series T LP Units and $1,521,000 in Common Limited Partnership Units of the Operating Partnership.

Ten of the hotel properties owned by the Company as of June 30, 2022 are subject to a management agreement with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. The Southaven Property is subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21 of the fifth full calendar year following the effective date of the agreement. This agreement will automatically renew for two (2) successive five-year periods unless terminated earlier in accordance with its terms. The Houston Property and El Paso Airport Property are subject to a management agreement with Interstate Management Company, LLC (“Aimbridge”) with an initial term expiring on August 3 and February 8, respectively, of the third full calendar year following the effective date of the agreement. This agreement will automatically renew for additional successive terms of one year each unless terminated earlier in accordance with its terms. The Fargo Property is subject to a management agreement with KAJ Hospitality Inc. (“KAJ”) with an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms.

Q2 2022 Year-to-Date Property Acquisitions

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

Courtyard El Paso Airport – El Paso, Texas

On February 8, 2022, the Operating Partnership acquired a Courtyard by Marriott hotel property in El Paso, Texas (the “El Paso Airport Property”) pursuant to an Amended and Restated Contribution Agreement (the “El Paso Airport Amended Contribution Agreement”), dated as of the same date. The aggregate consideration under the El Paso Airport Amended Contribution Agreement was $15.1 million plus closing costs of approximately $0.3 million, subject to adjustment as provided in the El Paso Airport Amended Contribution Agreement. The consideration consisted of a new loan entered into by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor (the “Original El Paso Airport Loan”), in the amount of $10.0 million secured by the El Paso Airport Property, the issuance by the Operating Partnership of approximately $4.6 million in Common Limited Units of the Operating Partnership, and the payment by the Operating Partnership of $620,000 in cash. The Original El Paso Airport Loan had a fixed interest rate of 7.0% per annum and matured on February 7, 2023, which could be extended by the Company for an additional one-year term upon satisfaction of certain conditions contained in the Original El Paso Airport Loan agreement, including no then-existing event of default. The Original El Paso Airport Loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. The Company had the right to prepay the Original El Paso Airport Loan in full at any time without a fee. The Original El Paso Airport Loan required Borrower to fund an insurance and tax reserve account at closing. On May 13, 2022, the proceeds of the New El Paso Airport Loan described below were used to refinance the Original El Paso Airport Loan, and all outstanding obligations under the Original El Paso Airport Loan were repaid in full without any fee or penalty and all commitments and guaranties in connection therewith have been terminated or released.

On May 13, 2022, pursuant to the Business Loan Agreement, dated as of May 13, 2022 (the “New El Paso Airport Loan Agreement”), subsidiaries of the Operating Partnership entered into a new $10.0 million loan with Western Alliance Bank (the “New El Paso Airport Lender”), which is secured by the El Paso Airport Property (the “New El Paso Airport Loan”). The New El Paso Airport Lender is not affiliated with the Company or the Advisor. The New El Paso Airport Loan is evidenced by a promissory note and has a fixed interest rate of 6.01% per annum. The New El Paso Airport Loan matures five years after the effective date. The New El Paso Airport Loan requires 18 monthly interest-only payments followed by monthly payments of principal and interest, with the outstanding principal and interest due at maturity. The borrower has the right to prepay the entire New El Paso Airport Loan on certain permitted prepayment dates with a 30-day notice. Such a prepayment would include a prepayment fee equal to 1% of the prepaid principal. If the New El Paso Airport Loan is prepaid concurrently with the sale of the El Paso Airport Property to an unaffiliated third party, the prepayment fee will be 0%.

The New El Paso Airport Loan Agreement requires the maintenance of covenants concerning a quarterly debt service coverage ratio and a quarterly debt yield beginning for each fiscal quarter beginning June 30, 2023 through March 31, 2025. The New El Paso Airport Loan Agreement contains customary events of default, including payment defaults, as further described therein. If an event of default occurs under the New El Paso Airport Loan Agreement, the New El Paso Airport Lender may accelerate the repayment of amounts outstanding under the New El Paso Airport Loan Agreement and exercise other remedies subject, in certain instances, to the expiration of applicable cure periods.

Pursuant to the New Loan Agreement, the Operating Partnership entered into a Guaranty (the “OP Guaranty”) with the New El Paso Airport Lender to guarantee payment when due of the loan amount and the performance of the agreements of borrower contained in the loan documents, as further described in the OP Guaranty.

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

The Company funded the acquisition of the El Paso Airport Property with proceeds from its ongoing private offerings, Common Limited Units issued to the Contributor as described above, and the Original El Paso Airport Loan secured by the El Paso Airport Property, which was subsequently replaced with the New El Paso Airport Loan described above. The El Paso Airport Property is a 90-room property.

Fairfield Inn & Suites Denver Southwest Lakewood – Lakewood, Colorado

On March 29, 2022, the Operating Partnership acquired a Fairfield Inn & Suites hotel property in Lakewood, Colorado (the “Lakewood Property”) pursuant to an Amended Contribution Agreement (the “Lakewood Amended Contribution Agreement”), dated as of March 22, 2022. The aggregate consideration under the Lakewood Amended Contribution Agreement was $19.4 million plus closing costs of approximately $0.4 million, subject to adjustment as provided in the Lakewood Amended Contribution Agreement. The consideration consists of a new loan (the “New Lakewood Loan Agreement”) entered into by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $12.6 million secured by the Lakewood Property, the issuance by the Operating Partnership of approximately $6.2 million in Series T LP Units of the Operating Partnership, and the payment by the Operating Partnership of $552,000 in cash, the use and disbursement of, which is subject to the review and discretion of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or in the event the Operating Partnership is then in the process of transacting a sale of the Operating Partnership’s assets or another significant capital event necessitating a conversion is then in process, up to 48 months, after March 29, 2022, at which point the value will be calculated pursuant to the terms of an Amended and Restated Contribution Agreement, dated March 29, 2022. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $18.8 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

The new loan has a fixed interest rate of 7.0% per annum and matures on March 28, 2023, which may be extended by us for an additional one-year term upon satisfaction of certain conditions contained in the New Lakewood Loan Agreement, including no then-existing event of default. The new loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. The Company has the right to prepay the new loan in full at any time without a fee. The new loan requires Borrower to fund an insurance and tax reserve account at closing.

In addition to the $12.6 million loan, there is a $1.2 million loan guaranteed by RLC-VI Lakewood, LLC and Rockies Lodging Capital, LLC with a fixed interest rate of 7.0% per annum and matures on May 28, 2022 with the ability to extend to June 28, 2022. The amount not repaid as of June 28, 2022 (1) will offset the conversion value at a rate of 1.75:1 at the time of the conversion event, and (2) will be repaid in Common Limited Units at the conversion event in an amount as defined in the New Lakewood Loan Agreement, the conversion event as defined in the Lakewood Amended Contribution Agreement, and the Conversion Cap Rate, as defined in the Lakewood Amended Contribution Agreement, has increased from 8.25% to 8.75%. As of June 30, 2022, there was a $399,914 balance outstanding on this loan.

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

The Company funded the acquisition of the Lakewood Property with proceeds from its ongoing private offerings, Series T LP Units issued to the Contributor as described above, and a new loan secured by the Lakewood Property. The Lakewood Property is a 142-room property and after receiving all necessary third-party approvals, the Lakewood Property will open for operation.

The aggregate purchase price for the hotel properties acquired during the six months ended June 30, 2022 and the year ended December 31, 2021 were allocated as follows:

	June 30,	December 31,
	2022	2021
Land and land improvements	$5,939,033	$9,694,077
Building and building improvements	37,254,411	58,503,137
Furniture, fixtures, and equipment	3,192,765	4,597,353
Total assets acquired	46,386,209	72,794,567

Above market ground lease(1)	—	(5,497,061)
Total liabilities assumed	—	(5,497,061)
Total purchase price(2)	$46,386,209	$67,297,506
(1)	The above market ground lease is recognized on the consolidated balance sheet within Other Liabilities as of December 31, 2021. See Above Market Ground Lease discussion below.
(2)	Total purchase price includes purchase price plus all transaction costs.

Above Market Ground Lease

On December 3, 2021, in connection with the purchase of the Northbrook Property, the Company recognized an above market ground lease liability of $5,497,061, which was recognized on the consolidated balance sheet within Other Liabilities. The Company assumed the ground lease 16 years into a 61-year lease maturing in 2067. The yearly base rent, paid monthly, increases annually by 3% on June 1 of each year. As of June 30, 2022, the Company’s finance lease had a discount rate of 7.75%.

Upon adoption of ASU No. 2016-02 on January 1, 2022, the Company derecognized the above market ground lease liability by reclassifying it as a partial offset to the beginning right-of-use asset related to this financing lease. At adoption of the new standard, the Company recognized a lease liability of $7,975,757 and a right of use asset of $2,478,696, which included the derecognition of the above-market ground lease liability. For the six months ended June 30, 2022, the Company recognized interest expense of $310,605 and right-of-use amortization expense of $26,942 related to the finance lease.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s consolidated balance sheet as of June 30, 2022.

2022	$220,647
2023	449,017
2024	462,487
2025	476,362
2026	490,653
Thereafter	39,754,268
Total finance lease payments	41,853,434
Interest	(33,782,363)
Present value of finance lease liabilities	$8,071,071

4. DEBT

Revolving Line of Credit

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit. The revolving line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the revolving line of credit was amended to extend the maturity date to May 10, 2021. The revolving line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of June 30, 2021. On May 6, 2021, the revolving line of credit was amended to extend the maturity date to May 10, 2022 and on May 5, 2022, the revolving line of credit was amended to extend the maturity date to December 15, 2022. On May 6, 2021, the interest rate was amended to incorporate an interest rate floor equal to 4.00%. On May 5, 2022, the interest rate changed to 4.50% per annum and on June 15, 2022, the interest rate changed to 5.25% per annum. The interest rate as of June 30, 2022 was 5.25% per annum. The revolving line of credit is secured by the Company’s Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership. The revolving line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The revolving line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of June 30, 2022, there was no outstanding balance on the revolving line of credit. See Note 11.

Mortgage Debt

As of June 30, 2022, the Company had $133.6 million in outstanding mortgage debt secured by each of its fourteen properties, with maturity dates ranging from March 2023 to April 2029. Twelve of the loans have fixed interest rates ranging from 3.70% to 7.00%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that

LIBOR shall not be less than 1.0%, resulting in an effective rate of 7.12% as of June 30, 2022. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 7.06% as of June 30, 2022. Collectively, the weighted-average interest rate is 5.17%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 18 months following origination, and generally require a balloon payment due at maturity. As of June 30, 2022 and December 31, 2021, certain mortgage debt was guaranteed by the members of the Advisor. See Note 9 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor. Except as described below, the Company was either in compliance with all debt covenants or received a waiver of testing of its debt covenants as of June 30, 2022 and December 31, 2021.

As of June 30, 2022, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. The Company has requested and received a waiver of the financial covenants for period ending December 31, 2022. Except as described above for the Pineville Loan, the Company was in compliance with all debt covenants as of June 30, 2022.

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

The following table sets forth the hotel properties securing the Company’s hotel mortgage debt and revolving line of credit as of June 30, 2022 and December 31, 2021.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	June 30,	Maturity	June 30,	December 31,
	2022	Date	2022	2021
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,847,994	$5,858,134
Hampton Inn & Suites - Pineville	5.13%	6/6/2024	8,682,124	8,782,284
Hampton Inn - Eagan	4.60%	1/1/2025	9,171,018	9,277,193
Home2 Suites - Prattville	4.13%	8/1/2024	9,310,022	9,425,085
Home2 Suites - Lubbock	4.69%	10/6/2026	7,459,647	7,573,597
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	9,049,012	9,125,908
Homewood Suites - Southaven	3.70%	3/3/2025	13,176,677	13,343,841
Courtyard by Marriott - Aurora(2)(3)	7.12%	2/5/2024	15,000,000	15,000,000
Holiday Inn - El Paso(3)	5.00%	5/15/2023	7,900,000	7,900,000
Hilton Garden Inn - Houston(4)	3.85%	9/2/2026	13,947,218	13,947,218
Sheraton - Northbrook(3)(5)	7.06%	12/5/2024	3,700,000	3,700,000
Hampton Inn - Fargo	4.00%	3/1/2027	7,362,481	—
Courtyard by Marriott - El Paso(6)	6.01%	5/13/2027	9,990,000	—
Fairfield Inn & Suites - Lakewood(3)	7.00%	3/29/2023	13,009,914	—
Total Mortgage Debt			133,606,107	103,933,260
Premium on assumed debt, net			656,894	722,905
Deferred financing costs, net			(2,288,682)	(2,129,281)
Net Mortgage			131,974,319	102,526,884

$5.0 million revolving line of credit(7)	5.25%	12/15/2022	—	600,000

Debt, net			$131,974,319	$103,126,884
(1)	Loan was interest-only through April 30, 2022 and is at a fixed rate of interest.
(2)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%.
(3)	Loan is interest-only until maturity.
(4)	Loan is interest-only for the first 24 months after origination.
(5)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%.
(6)	Loan is interest-only for the first 18 months after origination.
(7)	Variable interest rate equal to U.S. Prime Rate plus 0.50%.

Future Minimum Payments

As of June 30, 2022, the future minimum principal payments on the Company’s debt were as follows:

2022	$820,510
2023	22,726,642
2024	43,467,556
2025	22,137,806
2026	20,237,332
Thereafter	24,216,261
133,606,107

Premium on assumed debt, net	656,894
Deferred financing costs, net	(2,288,682)

$131,974,319

The $22.7 million of future minimum principal payments due in 2023 includes the maturities of the mortgage debt secured individually by the Lakewood Property and El Paso Property of $13.0 million and $7.9 million, respectively. The Company has the option to extend the maturity date for the $13.0 million mortgage loan related to the Lakewood Property to March 29, 2024, as long as certain conditions contained in the loan agreement are satisfied. The Company also has the option to extend the maturity date for the $7.9 million loan related to the Holiday Inn El Paso Property to May 15, 2024, as long as certain conditions contained in the loan agreement are satisfied. The Company has the intention and anticipates having the ability to extend the maturity dates on both of these loans.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of June 30, 2022 and December 31, 2021 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of June 30, 2022 and December 31, 2021. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of June 30, 2022, the estimated fair value of the Company’s mortgage debt was $131.6 million, compared to the gross carrying value $133.6 million. As of December 31, 2021, the estimated fair value of the Company’s mortgage debt was $103.7 million, compared to the gross carrying value $103.9 million.

6.  INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company paid $26,000 in federal and state income taxes for the period ended June 30, 2022 and did not pay any federal and state income taxes for the period ended June 30, 2021. The Company did not have any uncertain tax positions as of June 30, 2022 or December 31, 2021.

The Company’s TRS generated a net operating loss (“NOL”) for the six months ended June 30, 2022 and the year ended December 31, 2021, which can be carried forward to offset future taxable income. As of June 30, 2022 and December 31, 2021, the Company had recorded net deferred tax assets of $2,887,183 and $2,464,768, respectively, primarily attributable to its NOLs generated in the current year and prior periods, net of temporary differences primarily related to deprecation. The Company’s NOLs will expire in 2038 through 2042 for state tax purposes and will not expire for federal tax purposes. As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets attributable to NOL carryforwards for federal income tax purposes of $5.1 million and $4.2 million, respectively, and NOL carryforwards for state income tax purposes of $684,785 and $588,661, respectively. As of June 30, 2022, the tax years 2018 through 2021 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the six months ended June 30, 2022 and 2021, were as follows:

	Incurred
	For the Six Months Ended June 30,
	2022	2021
Fees:
Acquisition fees	$681,317	$474,740
Financing fees	916,346	474,740
Asset management fees	857,036	531,290
	$2,454,699	$1,480,770

Reimbursements:
Offering costs	$1,239,977	$592,522
General and administrative	1,689,242	1,304,469
Sales and marketing	149,905	90,904
Acquisition costs	31,240	70,326
	$3,110,364	$2,058,221

For three and six months ended June 30, 2022, the Operating Partnership recorded distributions payable to the Advisor in the amount of $81,949 and $160,180, respectively, in connection with the Advisor’s ownership of Series B LP Units. For the three and six months ended June 30, 2021, the Operating Partnership recorded distributions payable to the Advisor in the amount of $73,252 and $144,763, respectively. As of June 30, 2022 and December 31, 2021, the Company had distributions payable to the Advisor in the amount of $325,109 and $296,164, respectively. For the six months ended June 30, 2022 and 2021, the Company paid distributions in the amount of $20,061 and $19,788, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. Corey Maple, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama, Southaven, Mississippi, and Fargo, North Dakota, which had original loan amounts of $9.6 million, $13.5 million, and $7.4 million, respectively, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Norman Leslie is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. For the six months ended June 30, 2022 and for the year ended December 31, 2021, the Company accrued guarantee fees in the amount of $78,315 and $159,414 respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $787,036 remained unpaid at June 30, 2022 and is included in Due to related parties on the accompanying consolidated balance sheet.

As of June 30, 2022 and December 31, 2021, the Company had amounts due and payable to the Advisor and its affiliates of $2,974,514 and $2,035,708, respectively, which is included in Due to related parties on the accompanying consolidated balance sheets.

NHS, LLC dba National Hospitality Services (“NHS”) — NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. NHS provides property management and hotel operations management services for the Company’s hotel properties, pursuant to individual management agreements. The agreements have an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms.

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

Fees and reimbursements earned by NHS for the six months ended June 30, 2022 and 2021, and fees and reimbursements payable to NHS for the six months ended June 30, 2022 and year ended December 31, 2021, were as follows:

	Incurred		Payable as of
	For the Six Months Ended June 30,		June 30,	December 31
	2022	2021	2022	2021
Fees:
Management fees	$478,234	$287,179	$97,992	$66,407
Administrative fees	74,850	60,506	16,155	9,461
Accounting fees	84,286	44,919	15,162	12,726
	$637,370	$392,604	$129,309	$88,594

Reimbursements	$494,959	$205,648	$109,733	$119,638

One Rep Construction, LLC (“One Rep”) — One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2022 and 2021 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company incurred $66,642 and $61,739 of construction management fees payable to One Rep, respectively. As of June 30, 2022 and December 31, 2021, the amounts outstanding and due to One Rep were $34,540 and $8,138, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) — A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie and Mr. Maple, each a director and executive officer of the Company and principal of the Advisor. During the six months ended June 30, 2022, A-1 Bonds made a loan in the amount of $13.1 million to a subsidiary of the Company secured by the Lakewood Property. The loan has a fixed interest rate of 7.0% per annum. In addition, on January 18, 2022, A-1 Bonds made a loan in the amount of $7.2 million to a subsidiary of the Company secured by the Fargo Property. The loan secured by the Fargo Property was repaid in full on February 23, 2022. On February 8, 2022, A-1 Bonds made a loan in the amount of $10.0 million to a subsidiary of the Company secured by the El Paso Airport Property. The loan secured by the El Paso Airport Property was repaid in full on May 13, 2022.

8.  FRANCHISE AGREEMENTS

As of June 30, 2022 and December 31, 2021, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,293,181)
Second Quarter 2022	1,540,200	0.175	1,203,791	526,159	1,729,950	20,841
	$3,096,508	$0.350	$2,137,255	$1,093,399	$3,230,654	$(3,272,340)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
Second Quarter 2021	1,465,038	0.175	251,625	1,107,080	1,358,705	853,375
Third Quarter 2021	1,500,023	0.175	1,114,951	1,223,741	2,338,692	122,840
Fourth Quarter 2021	1,527,992	0.175	1,340,091	551,391	1,891,482	(732,378)
	$5,923,269	$0.700	$2,952,751	$3,964,040	$6,916,791	$(1,048,398)
(1)	Distributions for the periods from January 1, 2021 through June 30, 2022 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from January 1, 2021 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from April 1, 2021 through June 30, 2021 were payable to each stockholder 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from July 1, 2021 through June 30, 2022 were payable to each stockholder as 100% in cash on a monthly basis of common stock valued at $10.00 per share.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Beginning the second quarter of 2020 through the second quarter of 2021, distributions were paid on a quarterly basis. Beginning in the third quarter of 2021, distributions were paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the tenth day of the following month.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its Share Repurchase Plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our Share Repurchase Plan. The Company repurchased 121,921 shares, pursuant to repurchase requests received during the six months ended June 30, 2022, which represents an original investment of $1,219,207 for $1,214,053. The Company repurchased 88,088 shares, pursuant to repurchase requests received during the year ended December 31, 2021, which represents an original investment of $880,883 for $856,605. As of June 30, 2022, $575,879 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets. As of June 30, 2022, the Company had $1,856,279 available for eligible repurchases for the remainder of 2022 after accounting for the outstanding redemption proceeds not yet paid on June 30, 2022.

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

Interval Share Offering

The Company offered up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share. The Company’s board of directors allowed the Interval Share Offering to expire on March 31, 2022, and as of June 30, 2022, the Company had not issued or sold any shares of Interval Common Stock.

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

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 36 months after their issuance and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T LP Units at the time of conversion. As of June 30, 2022, the Company had recorded an aggregate value of $31.7 million to the Series T LP Units in connection with such property contributions.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Units Offering for sales which were pending as f that date. As of June 30, 2022, the Operating Partnership had issued and sold 3,125,041 Series GO LP Units and received aggregate proceeds of $21.5 million.

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

Series B LP Unit Offering

As of June 30, 2022, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of June 30, 2022, the Operating Partnership had issued and sold 612,100 Common LP Units in connection with the Northbrook Property and the El Paso Airport Property acquisitions.

10. COMMITMENTS AND CONTINGENCIES

Impact of COVID-19 — As further discussed in Note 2, the full extent of the impact of COVID-19 on the U.S. and world economies generally, and the Company’s business in particular, is uncertain. As of June 30, 2022, no contingencies have been recorded on the Company’s consolidated balance sheet as a result of COVID-19, however as the global pandemic continues, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

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

Property Acquisitions

The seller of the Pineville Property may be entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property may make a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, is based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated Cap Rate for such calculation period. As of June 30, 2022, no additional consideration had been paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made.

In November 2019, the Company entered into a purchase agreement, to acquire three hotel properties in Pennsylvania, from a third party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement. The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers seek the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit. The lawsuit is in an early stage and the likelihood of any material loss in connection with the case cannot be determined at this time. As a result, no amount was recorded related to this matter as of June 30, 2022, the Earnest Money remained in escrow and is included in restricted cash on the accompanying consolidated balance sheets.

Contribution Agreements Entered into During the Six Months Ended June 30, 2022

On February 1, 2022, the Operating Partnership and RLC V RIFC, LLC (the “RI Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “RI Contribution Agreement”), pursuant to which the RI Contributor agreed to contribute the 113-room Residence Inn by Marriott Fort Collins hotel in Fort Collins, Colorado (the “Fort Collins RI Property”) to the Operating Partnership. The RI Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Fort Collins RI Hotel Property under the RI Contribution Agreement is $17,700,000 plus closing costs, subject to adjustment as provided in the RI Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Fort Collins RI Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the RI Contribution Agreement, the Operating Partnership deposited $100,000 into escrow as earnest money pending the closing or termination of the RI Contribution Agreement. Except in certain circumstances described in the RI Contribution

Agreement, if the Operating Partnership fails to perform its obligations under the RI Contribution Agreement, it will forfeit the earnest money.

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

11. SUBSEQUENT EVENTS

Distributions Declared or Paid

On July 7, 2022, the Company declared cash distributions totaling $358,880, DRIP distributions totaling $168,460, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $34,925 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates June 1 through June 30, 2022 to holders of record on each calendar day of such period. The distribution declared for June 2022 was paid on July 11, 2022.

On August 2, 2022, the Company declared cash distributions totaling $401,125, DRIP distributions totaling $136,106, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $44,624 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates July 1 through July 31, 2022 to holders of record on each calendar day of such period. The distribution declared for July 2022 was paid on August 10, 2022.

Recent Property Acquisitions

Residence Inn by Marriott Fort Collins – Fort Collins, Colorado

On August 3, 2022, the Operating Partnership acquired a Residence Inn by Marriott hotel property in Fort Collins, Colorado (the “Fort Collins RI Property”) pursuant to a Contribution Agreement dated as of February 1, 2022, as amended (the “Fort Collins RI Amended Contribution Agreement”). The aggregate consideration under the Fort Collins RI

Amended Contribution Agreement is $17,700,000 plus closing costs, subject to adjustment as provided in the Fort Collins RI Amended Contribution Agreement. The consideration consists of the refinancing of the Contributor’s existing loan with a new loan (the “Fort Collins RI Loan”) by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Fort Collins RI Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $11,500,000 secured by the Fort Collins RI Property, the issuance by the Operating Partnership of 560,369 Series T Limited Units of the Operating Partnership, and the payment of $596,310.09 by the Operating Partnership in cash at Closing for delinquent taxes, which amount is subject to 1.5 multiplier at time of conversion of the Series T Limited Units. The Series T Limited Units will convert into Common Limited Units of the Operating Partnership beginning 36 months, or at the option of the contributor, up to 48 months, after the closing, or upon the sale of the Fort Collins RI property or substantially all of the Operating Partnership’s assets, at which point the value will be calculated pursuant to the terms of the Fort Collins RI Amended Contribution Agreement. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units.  The Fort Collins RI Loan has a fixed interest rate of 7.0% per annum and is evidenced by three promissory notes in the amounts of $10,298,535 (“Tranche 1”), $700,000 (“Tranche 2”) and $501,465 (“Tranche 3”).   The Fort Collins RI Lender was entitled to an origination fee of 1.75% of the Tranche 1 loan amount payable pursuant to the terms of the Fort Collins RI Amended Contribution Agreement. Each of Tranche 1 and Tranche 2 of the Fort Collins RI Loan matures August 2, 2023, which may be extended by the Company for an additional one-year term upon satisfaction of certain conditions contained in the loan agreement, including no then-existing event of default and, for Tranche 1 only, the payment of an extension fee of 1% of the full amount due under Tranche 1. Tranche 3 of the Fort Collins RI Loan matures August 2, 2028 with no extension option. Tranche 1 of the Fort Collins RI Loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. The Company has the right to prepay the Fort Collins RI Loan in full at any time upon prior notice to the Fort Collins RI Lender. Upon repayment of Tranche 1 at the maturity date, prepayment or otherwise, the Fort Collins RI Lender is entitled to an exit fee of 1.75% of the full amount due under Tranche 1 at the time of repayment.  Tranche 2 of the Fort Collins RI Loan requires monthly payments of interest-only beginning six months after the date of the loan throughout the remaining term, with the outstanding principal and interest due at maturity.  Any unpaid principal under Tranche 2 may be forgiven based on criteria to be negotiated between the borrower and the Fort Collins RI Lender. All monthly interest and principal payments on Tranche 3 of the Fort Collins RI Loan are deferred until a certain appraised value of the Fort Collins RI Property is reached, at which time all interest payments previously deferred shall be due and payable. If the required appraisal value is not attained prior to August 2, 2028, then the unpaid principal on Tranche 3 will be forgiven by the Fort Collins RI Lender.

Pursuant to the Fort Collins RI Loan Agreement, the Operating Partnership entered into a Guaranty (the “OP Guaranty”) with the Fort Collins RI Lender to guarantee payment when due of the loan amount and the performance of the agreements of borrower contained in the loan documents, as further described in the OP Guaranty.

In connection with the acquisition, the Company entered into a management agreement with NHS, LLC dba National Hospitality Services (“NHS”), an affiliate of the Advisor which is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor, to provide property management and hotel operations management services for the Fort Collins RI Property. The agreement has an initial term expiring on December 31, 2027, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms. NHS earns a monthly base management fee for property management services equal to 2% of gross revenue, an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. The Company also reimburses NHS for certain costs of operating the property incurred on behalf of the Company. All reimbursements are paid to NHS at cost, and the agreement can be terminated at any time without liquidated damages.

The Company funded the acquisition of the Fort Collins RI Property with proceeds from its ongoing private offering, Series T LP Units issued to the contributor as described above, and a new loan secured by the Fort Collins RI Property as described above. The Fort Collins RI Property is a 113-room property.

Hilton Garden Inn El Paso University – El Paso, Texas

On August 10, 2022, the Operating Partnership acquired an equity and profits interest in High Desert Garden Holdings, LLC, a Delaware limited liability company (“HDGH”), the parent of the entity which holds a leasehold interest in a Hilton Garden Inn located in El Paso, Texas (the “El Paso HGI Hotel Property”) pursuant to a Reorganization and Membership Interest Purchase Agreement dated as of August 10, 2022 by and among the Operating Partnership, Roma Commercial, Inc., ASI Capital, LLC, and VB Hotel Group A, LLC and pursuant toa First Amendment to the Fourth Amended and Restated Operating Agreement of High Desert Garden Holdings, LLC (collectively and as amended (the “El Paso HGI Amended Agreements”)). High Desert Investors, LP, a Delaware limited partnership (“HDI”), a wholly-owned subsidiary of HDGH, holds a leasehold interest in real estate and the El Paso HGI Hotel Property located on such real estate.  Pursuant to the El Paso HGI Amended Agreements, the Operating Partnership acquired a 24.9% membership interest in HDGH in exchange for a capital contribution of $3.2 million.  The Operating Partnership has the unconditional right, at any time prior to December 31, 2027 and at its discretion, to acquire all membership interest in HDGH on the terms and conditions as provided in the El Paso HGI Amended Agreements. After paying any member loans, the Operating Partnership will receive 100% of distributions from operations, subject to annual cash distributions for members that existed before the El Paso HGI Amended Agreements (the “Prior Members”), which are entitled to up to 6.0% of the value of the Prior Member’s ownership percentage, depending upon the net operating income (“NOI”) of the El Paso HGI Hotel Property during each such applicable year. The Operating Partnership will fund any capital requirements for HDGH and has the option to fund such requirements by making a loan to HDGH at a 12% per annum interest rate. HDI is the borrower (“Borrower”) under a loan in the original principal amount of $14.4 million which is secured by HDI’s leasehold interest in the El Paso HGI Hotel Property and the real estate on which it is located.  The loan has a fixed interest rate of 4.939% per annum and matures on August 6, 2025. In connection with the transactions effected through the El Paso HGI Amended Agreements, Corey Maple, a director and executive officer of the Company, entered into a guaranty with the lender to guarantee payment, when due, of the loan amount and the performance of agreements by Borrower contained in the loan documents, as further described in the guaranty, which is (i) a full recourse guarantee to the lender in certain circumstances, including the occurrence of certain events, including, without limitation, certain bankruptcy or insolvency proceedings involving the Borrower, and (ii) recourse guarantee limited to the payment of all losses, damages, costs, litigation, demands, suits, or other expenses actually incurred by the lender as a result of certain “bad boy” events, including fraud, intentional misrepresentation, willful misconduct or gross negligence in connection with the loan documents or the El Paso HGI Hotel Property, breach of representations, warranties, covenants or indemnities in the loan documents concerning environmental matters, material physical waste of the El Paso HGI Hotel Property, all as further described in the Guaranty. The Operating Partnership also entered into a completion guaranty with the lender regarding new property improvement plan obligations.

In connection with the acquisition, HDI entered into a management agreement with Aimbridge Hospitality, LLC (“Aimbridge”) (the “El Paso HGI Aimbridge Management Agreement”), to provide property management and hotel operations management services for the El Paso HGI Hotel Property.  The El Paso HGI Aimbridge Management Agreement has an initial term of 5 years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms. Pursuant to the El Paso HGI Aimbridge Management Agreement, HDI agrees to pay to Aimbridge a management fee equal to 3% of total revenues plus an accounting fee of $3,000 per month for accounting services, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2023.  Aimbridge will also receive an additional accounting fee of $3,495 per month for customized accounting services, revenue management and digital marketing, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2022. Aimbridge may also receive incentive management fees if certain performance metrics are achieved.  HDI also reimburses Aimbridge for certain costs of operating the property incurred on behalf of the Company.  All reimbursements are paid to Aimbridge at cost. The El Paso HGI Aimbridge Management Agreement may be terminated upon the occurrence of an Event of Default (as defined in the El Paso HGI Aimbridge Management Agreement), subject in certain cases to applicable notice and cure periods as described in the El Paso HGI Aimbridge Management Agreement.  HDI may terminate the El Paso HGI Aimbridge Management Agreement in connection with the sale of the El Paso HGI Hotel Property upon at least ninety days’ written notice to Aimbridge and the payment of a termination fee, the amount of which varies depending on the timing of such termination.

Properties Under Contract

On August 5, 2022, the Operating Partnership and Wichita Airport Hospitality, LLC (the “Wichita HIEX Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Wichita HIEX Contribution Agreement”), pursuant to which the Wichita HIEX Contributor agreed to contribute the 84-room Holiday Inn Express & Suites Wichita Airport hotel in Wichita, Kansas (the “Wichita HIEX Hotel Property”) to the Operating Partnership. The Wichita HIEX Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Wichita HIEX Hotel Property under the Wichita HIEX Contribution Agreement is $7,400,000 plus closing costs, subject to adjustment as provided in the Wichita HIEX Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Wichita HIEX Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the Wichita HIEX Contribution Agreement, the Operating Partnership deposited $50,000 into escrow as earnest money pending the closing or termination of the Wichita HIEX Contribution Agreement. Except in certain circumstances described in the Wichita HIEX Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Wichita HIEX Contribution Agreement, it will forfeit the earnest money.

The Company is still conducting its diligence review with respect to this property. This pending acquisition is subject to its completion of satisfactory due diligence and other closing conditions. There can be no assurance the Company will complete this pending property contribution on the contemplated terms, or at all.

New Revolving Line of Credit

On August 9, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (the “A-1 Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor. The A-1 Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. The A-1 Line of Credit has a fixed interest rate of 7.0% per annum. Outstanding amounts under the A-1 Line of Credit may be prepaid in whole or in part without penalty. The A-1 Line of Credit is secured by 500,000 unissued Common LP Units of the Operating Partnership. As of August 11, 2022, $3.3 million has been advanced by the A-1 Lender under the A-1 Line of Credit.

Share Repurchases

On July 21, 2022, the Company paid the outstanding redemption proceeds related to the June 2022 redemption of 57,614 shares of common stock for $575,879 per the terms of the Share Repurchase Plan.

Status of the Offering

As of August 11, 2022, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 9,561,096 shares of common stock, including 957,091 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $90.8 million.

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
●	Adverse economic, business or real estate developments in our markets, as well as low consumer confidence, declines in corporate budgets, high rates of inflation, and decreases in personal discretionary spending levels, may adversely affect our financial performance and the value of our properties and may limited our ability to pay distributions to our stockholders.
●	The hospitality industry is seasonal in nature. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.
●	We rely on management companies to operate our hotel properties, giving us less control than if we were managing the hotels ourselves. Further, NHS, LLC dba National Hospitality Services (“NHS”), the management company currently directly or indirectly managing nine of our existing hotel properties on a day-to-day basis, is an affiliate of Norman H. Leslie, a director and officer of the Company and a principal of the Advisor. This relationship may cause conflicts of interest between the Advisor and our stockholders.
●	Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business.

Risks Related to Debt Financing

●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which will put those investments at risk of forfeiture if we are unable to repay such debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders.
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, refinance or extend existing financing, which will depend on debt and capital markets conditions. In addition, we have loans with variable interest rates, and may incur additional variable rate debt in the future. Volatility in these markets could negatively impact such loans. Interest rates have risen recently and may continue to rise, though the timing and amount of any such future interest rate increases are uncertain. There can be no assurance that we will be able to obtain financing or refinance or extend existing financing on favorable terms, or at all.

Federal Income Tax Risks

●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

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

We have invested and continue to invest primarily in 80 to 200 room limited-service, select-service, full-service and extended-stay hotel properties with strong mid-market brands in America’s Heartland. As of June 30, 2022, we owned 14 hotel properties with an aggregate of 1,686 rooms located in nine states.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

Initial Offering

We are currently conducting an offering (the “Offering”) in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 in an amount of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2023, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum for Offering, the shares offered in the Offering for cash are being offered at an initial price of $10.00 per share, with the shares issued pursuant to the DRIP being purchased at an initial price of $9.50 per share. As of June 30, 2022, we have issued and sold 9,379,886 shares of common stock, including 925,174 shares attributable to the DRIP, and received aggregate proceeds of $91.7 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $79.9 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of June 30, 2022, we have repurchased 274,199 shares, which represents an original investment of $2,741,988 for $2,661,203. As of June 30, 2022, $575,879 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets included as part of this Quarterly Report on Form 10-Q.

Interval Share Offering

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock is a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Interval Share Offering will continue until the earlier of (i) the date when $30,000,000 (or $60,000,000 if approved by our board of directors) is sold, (ii) March 31, 2022, or (iii) a decision by the Company to terminate the Interval Share Offering. Our board of directors allowed the Interval Share Offering to expire on March 31, 2022, and as of June 30, 2022, the Company had not issued or sold any shares of Interval Common Stock.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of June 30, 2022, the Operating Partnership had issued and sold 3,125,041 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 36 months after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of June 30, 2022, we had recorded an aggregate value of $31.7 million to the Series T LP Units in connection with such property contributions.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of June 30, 2022, the Operating Partnership had issued and sold 612,100 Common LP Units in connection with two property acquisitions.

Independent Director Compensation

During 2022, we began compensating our independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. On March 31 and June 30, 2022, we issued 500 shares of our common stock to each of our three independent directors and, for the six months ended June 30, 2022, recognized stock-based compensation expense of $30,000. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

Key Transactions During Six Months Ended June 30, 2022

During the six months ended June 30, 2022, we acquired three hotel properties with an aggregate of 322 rooms located in three states. Each of these hotel properties was acquired pursuant to a contribution agreement. The aggregate purchase price for these contribution agreements was $45.4 million, consisting of the issuance of Series T LP Units, Common LP Units, assumption or repayment of loans securities by the properties and payment of cash. The number of Common LP Units to be issued to each contributor based on the conversion of Series T LP Units may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price was determined to be the value assigned by a third party appraisal rather than the contractual purchase price, as the appraisal value was more reliably measured.

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

Market Outlook

During the first quarter of 2020, the global outbreak of COVID-19 was identified and has since spread to nearly every country and territory, including every state in the United States. The COVID-19 pandemic and the related governmental restrictions instituted to slow the spread of the virus continues to have a material adverse impact on the hospitality industry. As the virus spread and governments implemented restrictions to contain it, occupancy and RevPAR fell sharply. COVID-19 continues to have a material impact on our business and industry. The continued emergence of new strains of COVID-19, such as the Delta and Omicron variants, could slow the pace of recovery in some or all regions and may result in new or increased restrictions on business operations. If the spread of new strains of COVID-19 continues, it may negatively affect our occupancy levels and RevPAR and could materially and adversely affect the financial performance and value of our hotels. Further, increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation resulting from the COVID-19 pandemic may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies, and may continue to adversely affect our hotel operations and financial results. The Federal Reserve has started to raise interest rates in 2022 to combat inflation and restore price stability, and it is expected that interest rates will continue to rise throughout the remainder of 2022. Such interest rate increases have increased our interest expense on our variable rate debt and will result in increased borrowing costs on new debt incurred by us in the future.

Demand continued to recover in the second quarter of 2022 as compared to the same quarter in 2021 despite inflationary pressures in the marketplace. For the eight hotel properties acquired prior to April 1, 2021, RevPAR in 2022 as compared to 2021 increased by 23% to $92.92 from $75.39. ADR and occupancy also increased by 16% and 6% from 2021 to 2022. However, the potential for an economic slowdown or a recession during the second half of 2022 may disrupt the positive demand momentum across our portfolio and our industry.

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

Liquidity and Capital Resources

Overview

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, operating expenses, including payments to our Advisor and property managers, capital expenditures directly associated with our hotels, distributions and redemptions to our stockholders. Our earliest mortgage loan maturity dates are March and May 2023. Based on information currently available and our current projected operating cash flow needs and interest and debt repayments, we believe we have adequate cash for at least the next twelve months to fund our business operations, meet all of our financial commitments and other obligations. However, we cannot predict whether future developments related to the COVID-19 pandemic will adversely affect our liquidity position.

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

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2023, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. We had also used the net proceeds from the GO Unit Offering to conduct our operations. Our board of directors terminated the GO Unit Offering as of February 14, 2022. They Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and unused proceeds from the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2022, we had raised approximately $89.0 million in gross offering proceeds from the sale of shares of our common stock in the Offering and approximately $21.5 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering. The pace of capital raised in our Offering has increased every quarter since this time last year. Despite our year-over-year improvements, our monthly raise is still below our historical monthly raise since the inception of the offering. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of June 30, 2022, we owned fourteen hotel properties. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for each of the properties acquired in 2022, the issuance of either Series T LP Units or Common LP Units to the contributor as part of the consideration. Operating cash needs during the year ended June 30, 2022 were met through cash flow generated by these real estate investments and with proceeds from our Offering and the GO Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of June 30, 2022, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 58%.

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

Our other hotel properties are managed by Vista Host Inc., Interstate Management Company, LLC, Aimbridge Hospitality, LLC and KAJ Hospitality Inc. These management companies earn a base management fee in an amount between 2.5% and 3.0% of gross revenue, plus monthly accounting fees and in some cases a monthly fee for customized accounting services, revenue management and digital marketing. They also may earn an incentive management fee if certain performance metrics are achieved. We also reimburse the management companies for certain costs of operating the hotel properties on our behalf. All reimbursements are paid to such management companies at cost.

One Rep, a related party, provides construction oversight, project management, and other related services to the Company. For the services provided, One Rep is paid a construction management fee equal to 6% of the total project costs. The Company also reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost.

The franchise agreements for certain of our hotels require we provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of June 30, 2022, we have set aside $3.6 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $2.9 million on capital improvements at our operating hotels during the year ended December 31, 2021. Due to the COVID-19 pandemic, we canceled or deferred a significant portion of the planned capital improvements at our hotels. In 2022, we expect to spend approximately $6.0 million on necessary capital improvements.

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

Debt

Revolving Line of Credit

On February 10, 2020, we entered into a $5.0 million revolving line of credit. The revolving line of credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the revolving line of credit was amended to extend the maturity date to May 10, 2021. The revolving line of credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2021. On May 6, 2021, the revolving line of credit was amended to extend the maturity date to May 10, 2022 and on May 5, 2022, the revolving line of credit was amended to extend the maturity date to December 15, 2022. On May 6, 2021, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. On May 5, 2022, the interest rate was 4.5% per annum and on June 15, 2022, the interest rate was 5.25% per annum. The interest rate as of June 30, 2022 was 5.25% per annum. The revolving line of credit is secured by our Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership. The revolving line of credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The revolving line of credit, including all cross-collateralized debt, is guaranteed by Corey Maple, the Company’s Chief Executive Officer. As of June 30, 2022, there was no balance outstanding on the revolving line of credit.

Mortgage Debt

As of June 30, 2022, we had $133.6 million in outstanding mortgage debt secured by each of our fourteen hotel properties, with maturity dates ranging from March 2023 to April 2029. Twelve of the loans have fixed interest rates ranging from 3.70% to 7.00%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 7.12% as of June 30, 2022. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 7.06% as of June 30, 2022. Collectively, the weighted-average interest rate is 5.17%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 18 months following origination, and generally require a balloon payment due at maturity. As of June 30, 2022 and December 31, 2021, certain mortgage debt was guaranteed by the members of the Advisor. See Note 7 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor.

As of June 30, 2022, we were not in compliance with the required financial covenants under the terms of the promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts us into a trigger period pursuant to the loan documents. We have requested and received a waiver of the financial covenants for the period ending December 31, 2022. Except as described above for the Pineville Loan, we were in compliance with all debt covenants as of June 30, 2022.

See Note 4 “Debt” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding our mortgage debt and information regarding future minimum principal payments on our debt as of June 30, 2022.

Paycheck Protection Program (“PPP”) Loans

In April 2020, we entered into six unsecured promissory notes under the Paycheck Protection Program (the “PPP”), totaling $763,100 (the “Original PPP Loans”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was passed in March 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The term of each Original PPP loan was two years, which could be extended to five years at our election. The interest rate on each Original PPP loan was 1.0% per annum, which shall be deferred for a period of time. In February 2021, we applied for and received one hundred percent (100%) forgiveness of all six PPP Loans.

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

Employee Retention Credit (“ERC”)

Under the provisions of the CARES Act, and the subsequent extension of the CARES Act, the Company was eligible for a refundable Employee Retention Credit (“ERC”) subject to certain criteria. During 2021, the Company applied for and received a $0.4 million employee retention credit that is included in other income (expense) in the consolidated statements of operations. During the six months ended June 30, 2022, the Company received an employee retention credit applied for in 2021 in the amount of $14,645. During the six months ended June 30, 2022, the Company has filed for additional refunds of the employee retention credits, and as of the date of this Quarterly Report on Form 10-Q cannot reasonably estimate when it will receive any or all of the remaining refunds.

Properties Under Contract

As of the date of this filing, we have six hotel properties under contract for an aggregate contract purchase price of approximately $69.8 million. We are still conducting our diligence review with respect to each property. Each of these pending acquisitions is subject to our completion of satisfactory due diligence and other closing conditions. There can be no assurance that we will complete any of these pending acquisitions on the contemplated terms, or at all.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(3,272,340)	$(438,860)
Net cash used in investing activities	(4,257,530)	(3,431,604)
Net cash provided by financing activities	7,053,196	5,006,718
Net (decrease) increase in cash, cash equivalents and restricted cash	$(476,674)	$1,136,254

Cash Flows From Operating Activities

As of June 30, 2022, we owned fourteen hotel properties. During the six months ended June 30, 2022 and 2021, net cash used in operating activities was $3.3 million and $0.4 million, respectively. Our cash flows used in operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See “— Market Outlook” for a discussion of the current and expected impact of the outbreak of COVID-19 on our business. See "— Results of Operations" for further discussion of our operating results for the six months ended June 30, 2022 and 2021.

Cash Flows From Investing Activities

Net cash used in investing activities was $4.3 million for the six months ended June 30, 2022 and primarily consisted of $3.3 million for the improvements and additions to hotel properties. Net cash used in investing activities was $3.4 million for the six months ended June 30, 2021 and primarily consisted of $2.2 million for the acquisition of two hotel properties.

Cash Flows From Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $7.1 million and consisted primarily of the following:

●	$11.4 million of net cash provided by offering proceeds related to our Offering and GO Unit Offering, net of payments of commissions and other offering costs of $2.2 million;
●	$1.7 million of net cash used by debt financing as a result of proceeds from mortgage debt of $17.4 million and proceeds from lines of credit of $1.8 million, partially offset by principal payments on debt of $18.0 million, principal payments on lines of credit of $2.4 million and payments of financing costs of $0.5 million;
●	$2.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.1 million;
●	$0.1 million of increase in finance lease liability; and
●	$0.6 million paid for share redemptions.

During the six months ended June 30, 2021, net cash provided by financing activities was $5.0 million and consisted primarily of the following:

●	$5.9 million of net cash provided by offering proceeds related to our Offering and GO Unit Offering, net of payments of commissions and other offering costs of $1.2 million;
●	$0.9 million of net cash used by debt financing as a result of proceeds from debt financing of $1.0 million, offset by principal payments on debt of $1.5 million and payments of financing costs of $0.5 million;
●	$0.9 million of net cash provided from PPP loans;
●	$0.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.2 million; and

●	$0.4 million paid for share redemptions.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first two quarters of 2022 and during each quarter of 2021:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,293,181)
Second Quarter 2022	1,540,200	0.175	1,203,791	526,159	1,729,950	20,841
	$3,096,508	$0.350	$2,137,255	$1,093,399	$3,230,654	$(3,272,340)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
Second Quarter 2021	1,465,038	0.175	251,625	1,107,080	1,358,705	853,375
Third Quarter 2021	1,500,023	0.175	1,114,951	1,223,741	2,338,692	122,840
Fourth Quarter 2021	1,527,992	0.175	1,340,091	551,391	1,891,482	(732,378)
	$5,923,269	$0.700	$2,952,751	$3,964,040	$6,916,791	$(1,048,398)
(1)	Distributions for the periods from January 1, 2021 through June 30, 2022 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00191781 per share per day. Distributions for the periods from January 1, 2021 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from April 1, 2021 through June 30, 2021 were payable to each stockholder 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from July 1, 2021 through June 30, 2022 were payable to each stockholder as 100% in cash on a monthly basis of common stock valued at $10.00 per share.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Beginning the second quarter of 2020 through the second quarter of 2021, distributions were paid on a quarterly basis. Beginning in the third quarter of 2021, distributions were paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the tenth day of the following month.

For the six months ended June 30, 2022, we paid aggregate distributions of $3.2 million, including $2.1 million of distributions paid in cash and $1.1 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the six months ended June 30, 2022 was $6.6 million. Net cash flow used in operations for the six months ended June 30, 2022 was $3.3 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

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

Results of Operations

Outlook

Our results of operations for the six months ended June 30, 2022 and June 30, 2021 are not indicative of those expected in future periods, as we were actively raising capital through our Offering along with acquiring hotel properties during both of these periods. The COVID-19 pandemic has had a significant impact on our operating results for the six months ended June 30, 2022 and June 30, 2021. As of June 30, 2022 and 2021, we owned nine and seven properties, respectively, for a full 12-month operating cycle. After receiving all necessary third-party approvals, the Lakewood Property, acquired March 29, 2022, will open for operation.

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

Comparison of the three months ended June 30, 2022 versus the three months ended June 30, 2021

Revenue

Room revenues totaled $11.8 million and $6.2 million for the three months ended June 30, 2022 and 2021, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $0.6 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Hotel occupancy, ADR, and RevPAR were 71.05%, $117.82, and $83.71, respectively, for the three months ended June 30, 2022. Hotel occupancy, ADR, and RevPAR were 69.05%, $104.17, and $71.93, respectively, for the three months ended June 30, 2021. We define our comparable hotel properties as our properties that were open throughout the periods we are comparing. For the eight comparable hotel properties, hotel occupancy, ADR, and RevPAR were 76.31%, $121.76, and $92.92, respectively, for the three months ended June 30, 2022. For the same eight properties, hotel occupancy, ADR, and RevPAR were 72.03%, $104.66, and $75.39, respectively, for the three months ended June 30, 2021. The increases in hotel occupancy rates, ADR and RevPAR were primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 during 2022. Hotel properties acquired during 2022 contributed $1.5 million to the increase in room revenues and $0.1 million to the increase in other revenue for the three months ended June 30, 2022. See “— Market Outlook” for a discussion of the current and expected impact of the COVID-19 pandemic and inflationary pressures on our business.

Property Operations Expenses

Property operations expenses were $5.8 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The $3.3 million increase in property operations expenses was primarily due to the acquisitions of the Fargo, El Paso Airport, and Lakewood hotel properties in January, February, and March 2022, respectively.

General and Administrative Expenses

General and administrative expenses were $2.4 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The $0.7 million increase in general and administrative expenses was primarily due to the acquisitions of the Fargo, El Paso Airport, and Lakewood hotel properties during the first quarter of 2022.

Sales and Marketing Expenses

Sales and marketing expenses were $0.8 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $0.3 million increase in sales and marketing expenses was primarily due to the Fargo, El Paso Airport, and Lakewood hotel properties.

Franchise Fees

Franchise fees were $1.1 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $0.6 million increase in franchise fees was primarily due to higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19 and the addition of the Fargo, El Paso Airport, and Lakewood hotel properties.

Management Fees

Management fees were $0.9 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the Advisor increased by $0.2 million. We experienced increased management fees across our portfolio primarily due to higher RevPAR resulting from the ongoing recovery in lodging demand from the impacts of COVID-19.

Acquisition Expenses

Acquisition expenses were ($6,213) and $20,977 for the three months ended June 30, 2022 and 2021, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions. The decrease in acquisition expenses is primarily related to acquisition-related and due diligence costs incurred in 2021 for properties that were not acquired.

Depreciation

Depreciation expense was $1.7 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively. The $0.5 million increase in depreciation expense was primarily due to the acquisitions of the Fargo, El Paso Airport, and Lakewood hotel properties.

Other Income (Expense), net

Other income (expense), net was ($258,656) and ($97,008) for the three months ended June 30, 2022 and 2021, respectively. The change was primarily due to increases in transition expenses at newly acquired properties.

PPP Loan Forgiveness

PPP loan forgiveness income was $0 and $801,800 for the three months ended June 30, 2022 and 2021, respectively. In June 2021, we received forgiveness on the Second Draw PPP loans. See “Paycheck Protection Program (“PPP”) Loans” for a detailed discussion on PPP loans and forgiveness.

Interest Expense

Interest expense was $2.2 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively. The $1.2 million increase in interest expense was primarily due to the increase in mortgage debt from the acquisitions of the Fargo, El Paso Airport, and Lakewood hotel properties in January, February, and March 2022, respectively. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Comparison of the six months ended June 30, 2022 versus the six months ended June 30, 2021

Revenue

Room revenues totaled $20.6 million and $9.9 million for the six months ended June 30, 2022 and 2021, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $1.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. Hotel occupancy, ADR, and RevPAR were 66.51%, $112.74, and $74.98, respectively, for the six months ended June 30, 2022. Hotel occupancy, ADR, and RevPAR were 65.78%, $100.12, and $65.86, respectively, for the six months ended June 30, 2021. For the seven comparable hotel properties, hotel occupancy, ADR, and RevPAR were 73.26%, $116.04, and $85.01, respectively, for the six months ended June 30, 2022. For the same seven properties, hotel occupancy, ADR, and RevPAR were 70.57%, $99.44, and $70.18, respectively, for the six months ended June 30, 2021. The increases in hotel occupancy rates, ADR and RevPAR were primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 during 2022. Hotel properties acquired during 2022 contributed $2.4 million to the increase in room revenues and $0.1 million to the increase in other revenue for the six months ended June 30, 2022. See “— Market Outlook” for a discussion of the current and expected impact of the COVID-19 pandemic and inflationary pressures on our business.

Property Operations Expenses

Property operations expenses were $10.6 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively. The $6.3 million increase in property operations expenses was primarily due to increased RevPAR at our existing eleven hotel properties, and $1.3 million of additional property operations expenses resulting from the acquisitions of the Fargo, El Paso Airport, and Lakewood hotel properties in January, February, and March 2022, respectively.

General and Administrative Expenses

General and administrative expenses were $4.6 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The increase in general and administrative expenses was primarily due to the acquisitions of the Fargo, El Paso Airport, and Lakewood hotel properties during the first quarter of 2022.

Sales and Marketing Expenses

Sales and marketing expenses were $1.4 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $0.6 million increase in sales and marketing expenses was primarily due to the acquisitions of the Fargo, El Paso Airport, and Lakewood hotel properties.

Franchise Fees

Franchise fees were $1.9 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $1.1 million increase in franchise fees was primarily due to higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19 and the addition of the Fargo, El Paso Airport, and Lakewood hotel properties.

Management Fees

Management fees were $1.7 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the Advisor increased by $0.3 million. We experienced increased management fees, paid to the franchisor, across our properties primarily due to higher RevPAR resulting from the ongoing recovery in lodging demand from the impacts of COVID-19.

Acquisition Expenses

Acquisition expenses were $7,304 and $48,443 for the six months ended June 30, 2022 and 2021, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions. The decrease in acquisition expenses is primarily related to acquisition-related and due diligence costs incurred in 2021 for properties that were not acquired.

Depreciation

Depreciation expense was $3.3 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. The $1.2 million increase in depreciation expense was primarily due to the acquisitions of the Fargo, El Paso Airport, and Lakewood hotel properties.

Other Income (Expense), net

Other income (expense), net was ($458,049) and ($181,233) for the six months ended June 30, 2022 and 2021, respectively. The change was primarily due to the acquisitions of the Fargo, El Paso Airport, and Lakewood hotel properties.

PPP Loan Forgiveness

PPP loan forgiveness income was $0 and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2021, we received forgiveness on the Original, Second Draw, and Southaven TRS PPP loans. See “Paycheck Protection Program (“PPP”) Loans” for a detailed discussion on PPP loans and forgiveness.

Interest Expense

Interest expense was $4.6 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively. The $2.7 million increase in interest expense was primarily due to the increase in mortgage debt from the acquisitions of the Fargo, El Paso Airport, and Lakewood hotel properties. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our securities offerings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

Our acquisitions generally consist of land, land improvements, buildings, building improvements, and furniture, fixtures and equipment (“FF&E”). We may also acquire intangible assets or liabilities related to in-place leases, management agreements, debt, and advanced bookings. For transactions determined to be asset acquisitions, we allocate the purchase price among the assets acquired and the liabilities assumed based on a relative fair value basis at the date of acquisition. For transactions determined to be business combinations, the assets acquired and the liabilities assumed are recognized at their respective fair values at the date of acquisition. We determine the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions.

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

We assess the carrying value of our hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount of the property to the estimated future undiscounted cash flows which take into account current market conditions, including the impact of COVID-19, and our intent with respect to holding or disposing of the hotel properties. If our analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions or third-party appraisals.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the industry and the economy in general and our expected use of the underlying hotel properties. The assumptions and estimates related to the future cash flows and the capitalization rates are complex and subjective in nature. Changes in economic and operating conditions, including those occurring as a result of the impact of the COVID-19 pandemic, that occur subsequent to a current impairment analysis and our ultimate use of the hotel property could impact the assumptions and result in future impairment losses to the hotel properties.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared or Paid

On July 7, 2022, we declared cash distributions totaling $358,880, DRIP distributions totaling $168,460, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $34,925 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates June 1 through June 30, 2022 to holders of record on each calendar day of such period. The distribution declared for June 2022 was paid on July 11, 2022.

On August 2, 2022, we declared cash distributions totaling $401,125, DRIP distributions totaling $136,106, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $44,624 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates July 1 through July 31, 2022 to holders of record on each calendar day of such period. The distribution declared for July 2022 was paid on August 10, 2022.

Recent Property Acquisitions

Residence Inn by Marriott Fort Collins – Fort Collins, Colorado

On August 3, 2022, the Operating Partnership acquired a Residence Inn by Marriott hotel property in Fort Collins, Colorado (the “Fort Collins RI Property”) pursuant to a Contribution Agreement dated as of February 1, 2022, as amended (the “Fort Collins RI Amended Contribution Agreement”). The aggregate consideration under the Fort Collins RI Amended Contribution Agreement is $17,700,000 plus closing costs, subject to adjustment as provided in the Fort Collins RI Amended Contribution Agreement. The consideration consists of the refinancing of RLC V RIFC, LLC’s (the “Contributor”) existing loan with a new loan (the “Fort Collins RI Loan”) by subsidiaries of the Operating Partnership with Legendary A-1 Bonds, LLC (the “Fort Collins RI Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor, in the amount of $11,500,000 secured by the Fort Collins RI Property, the issuance by the Operating Partnership of 560,369 Series T Limited Units of the Operating Partnership, and the payment of $596,310.09 by the Operating Partnership in cash at Closing for delinquent taxes, which amount is subject to 1.5 multiplier at time of conversion of the Series T Limited Units. The Series T Limited Units will convert into Common Limited Units of the Operating Partnership beginning 36 months, or at the option of the contributor, up to 48 months, after the closing, or upon the sale of the Fort Collins RI property or substantially all of the Operating Partnership’s assets, at which point the value will be calculated pursuant to the terms of the Fort Collins RI Amended Contribution Agreement. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units.  The Fort Collins RI Loan has a fixed interest rate of 7.0% per annum and is evidenced by three promissory notes in the amounts of $10,298,535 (“Tranche 1”), $700,000 (“Tranche 2”) and $501,465 (“Tranche 3”).   The Fort Collins RI Lender was entitled to an origination fee of 1.75% of the Tranche 1 loan amount payable pursuant to the terms of the Fort Collins RI Amended Contribution Agreement. Each of Tranche 1 and Tranche 2 of the Fort Collins RI Loan matures August 2, 2023, which may be extended by us for an additional one-year term upon satisfaction of certain conditions contained in the loan agreement, including no then-existing event of default and, for Tranche 1 only, the payment of an extension fee of 1% of the full amount due under Tranche 1. Tranche 3 of the Fort Collins RI Loan matures August 2, 2028 with no extension option. Tranche 1 of the Fort Collins RI Loan requires monthly payments of interest-only throughout the term, with the outstanding principal and interest due at maturity. We have the right to prepay the Fort Collins RI Loan in full at any time upon prior notice to the Fort Collins RI Lender. Upon repayment of Tranche 1 at the maturity date, prepayment or otherwise, the Fort Collins RI Lender is entitled to an exit fee of 1.75% of the full amount due under Tranche 1 at the time of repayment.  Tranche 2 of the Fort Collins RI Loan requires monthly payments of interest-only beginning six months after the date of the loan throughout the remaining term, with the outstanding principal and interest due at maturity.  Any unpaid principal under Tranche 2 may be forgiven based on criteria to be negotiated between the borrower and the Fort Collins RI Lender. All monthly interest and principal payments on Tranche 3 of the Fort Collins RI Loan are deferred until a certain appraised value of the Fort Collins RI Property is reached, at which time all interest payments previously deferred shall be due and payable. If the required appraisal value is not attained prior to August 2, 2028, then the unpaid principal on Tranche 3 will be forgiven by the Fort Collins RI Lender.

Pursuant to the Fort Collins RI Loan Agreement, the Operating Partnership entered into a Guaranty (the “OP Guaranty”) with the Fort Collins RI Lender to guarantee payment when due of the loan amount and the performance of the agreements of borrower contained in the loan documents, as further described in the OP Guaranty.

In connection with the acquisition, we entered into a management agreement with NHS, LLC dba National Hospitality Services (“NHS”), an affiliate of the Advisor which is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor, to provide property management and hotel operations management services for the Fort Collins RI Property. The agreement has an initial term expiring on December 31, 2027, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms. NHS earns a monthly base management fee for property management services equal to 2% of gross revenue, an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. We also reimburse NHS for certain costs of operating the property incurred on our behalf. All reimbursements are paid to NHS at cost, and the agreement can be terminated at any time without liquidated damages.

We funded the acquisition of the Fort Collins RI Property with proceeds from its ongoing private offering, Series T LP Units issued to the contributor as described above, and a new loan secured by the Fort Collins RI Property as described above. The Fort Collins RI Property is a 113-room property.

Hilton Garden Inn El Paso University – El Paso, Texas

On August 10, 2022, the Operating Partnership acquired an equity and profits interest in High Desert Garden Holdings, LLC, a Delaware limited liability company (“HDGH”), the parent of the entity which holds a leasehold interest in a Hilton Garden Inn located in El Paso, Texas (the “El Paso HGI Hotel Property”) pursuant to a Reorganization and Membership Interest Purchase Agreement dated as of August 10, 2022 by and among the Operating Partnership, Roma Commercial, Inc., ASI Capital, LLC, and VB Hotel Group A, LLC and pursuant toa First Amendment to the Fourth Amended and Restated Operating Agreement of High Desert Garden Holdings, LLC (collectively and as amended (the “El Paso HGI Amended Agreements”)). High Desert Investors, LP, a Delaware limited partnership (“HDI”), a wholly-owned subsidiary of HDGH, holds a leasehold interest in real estate and the El Paso HGI Hotel Property located on such real estate.  Pursuant to the El Paso HGI Amended Agreements, the Operating Partnership acquired a 24.9% membership interest in HDGH in exchange for a capital contribution of $3.2 million.  The Operating Partnership has the unconditional right, at any time prior to December 31, 2027 and at its discretion, to acquire all membership interest in HDGH on the terms and conditions as provided in the El Paso HGI Amended Agreements. After paying any member loans, the Operating Partnership will receive 100% of distributions from operations, subject to annual cash distributions for members that existed before the El Paso HGI Amended Agreements (the “Prior Members”), which are entitled to up to 6.0% of the value of the Prior Member’s ownership percentage, depending upon the net operating income (“NOI”) of the El Paso HGI Hotel Property during each such applicable year. The Operating Partnership will fund any capital requirements for HDGH and has the option to fund such requirements by making a loan to HDGH at a 12% per annum interest rate. HDI is the borrower (“Borrower”) under a loan in the original principal amount of $14.4 million which is secured by HDI’s leasehold interest in the El Paso HGI Hotel Property and the real estate on which it is located.  The loan has a fixed interest rate of 4.939% per annum and matures on August 6, 2025. In connection with the transactions effected through the El Paso HGI Amended Agreements, Corey Maple, a director and executive officer of the Company, entered into a guaranty with the lender to guarantee payment, when due, of the loan amount and the performance of agreements by Borrower contained in the loan documents, as further described in the guaranty, which is (i) a full recourse guarantee to the lender in certain circumstances, including the occurrence of certain events, including, without limitation, certain bankruptcy or insolvency proceedings involving the Borrower, and (ii) recourse guarantee limited to the payment of all losses, damages, costs, litigation, demands, suits, or other expenses actually incurred by the lender as a result of certain “bad boy” events, including fraud, intentional misrepresentation, willful misconduct or gross negligence in connection with the loan documents or the El Paso HGI Hotel Property, breach of representations, warranties, covenants or indemnities in the loan documents concerning environmental matters, material physical waste of the El Paso HGI Hotel Property, all as further described in the Guaranty. The Operating Partnership also entered into a completion guaranty with the lender regarding new property improvement plan obligations.

In connection with the acquisition, HDI entered into a management agreement with Aimbridge Hospitality, LLC (“Aimbridge”) (the “El Paso HGI Aimbridge Management Agreement”), to provide property management and hotel operations management services for the El Paso HGI Hotel Property.  The El Paso HGI Aimbridge Management Agreement has an initial term of 5 years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms. Pursuant to the El Paso HGI Aimbridge Management Agreement, HDI agrees to pay to Aimbridge a management fee equal to 3% of total revenues plus an accounting fee of $3,000 per month for accounting services, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2023.  Aimbridge will also receive an additional accounting fee of $3,495 per month for customized accounting services, revenue management and digital marketing, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2022. Aimbridge may also receive incentive management fees if certain performance metrics are achieved.  HDI also reimburses Aimbridge for certain costs of operating the property incurred on behalf of the Company.  All reimbursements are paid to Aimbridge at cost. The El Paso HGI Aimbridge Management Agreement may be terminated upon the occurrence of an Event of Default (as defined in the El Paso HGI Aimbridge Management Agreement), subject in certain cases to applicable notice and cure periods as described in the El Paso HGI Aimbridge Management Agreement.  HDI may terminate the El Paso HGI Aimbridge Management Agreement in connection with the sale of the El Paso HGI Hotel Property upon at least ninety days’ written notice to Aimbridge and the payment of a termination fee, the amount of which varies depending on the timing of such termination.

Property Under Contract

On August 5, 2022, the Operating Partnership and Wichita Airport Hospitality, LLC (the “Wichita HIEX Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Wichita HIEX Contribution Agreement”), pursuant to which the Wichita HIEX Contributor agreed to contribute the 84-room Holiday Inn Express & Suites Wichita Airport hotel in Wichita, Kansas (the “Wichita HIEX Hotel Property”) to the Operating Partnership. The Wichita HIEX Contributor is not affiliated with us or Legendary Capital REIT III, LLC, our external advisor. The aggregate consideration for the Wichita HIEX Hotel Property under the Wichita HIEX Contribution Agreement is $7,400,000 plus closing costs, subject to adjustment as provided in the Wichita HIEX Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Wichita HIEX Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the Wichita HIEX Contribution Agreement, the Operating Partnership deposited $50,000 into escrow as earnest money pending the closing or termination of the Wichita HIEX Contribution Agreement. Except in certain circumstances described in the Wichita HIEX Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Wichita HIEX Contribution Agreement, it will forfeit the earnest money.

We are still conducting our diligence review with respect to this property. This pending acquisition is subject to our completion of satisfactory due diligence and other closing conditions. There can be no assurance we will complete this pending property contribution on the contemplated terms, or at all.

New Revolving Line of Credit

On August 9, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (the “A-1 Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor. The A-1 Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. The A-1 Line of Credit has a fixed interest rate of 7.0% per annum. Outstanding amounts under the A-1 Line of Credit may be prepaid in whole or in part without penalty. The A-1 Line of Credit is secured by 500,000 unissued Common LP Units of the Operating Partnership. As of August 9, 2022, $3.3 million has been advanced by the A-1 Lender under the A-1 Line of Credit.

Share Repurchases

On July 21, 2022, we paid the outstanding redemption proceeds related to the June 2022 redemption of 57,614 shares of common stock for $575,879 per the terms of the Share Repurchase Plan.

Status of the Offering

As of August 11, 2022, our private offering remained open for new investment, and since the inception of the offering we have issued and sold 9,561,096 shares of common stock, including 957,091 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $90.8 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share. During the three months ended June 30, 2022, we sold 542,710 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $5.3 million, including 55,385 shares issued pursuant to our dividend reinvestment plan. During the three months ended June 30, 2022, aggregate selling commissions of $0.3 million and marketing and diligence allowances and other wholesale selling costs and expenses of $0.4 million were paid in connection with the private offering.

Go Unit Offering

On June 15, 2020, we commenced a private placement offering of limited partnership units in our Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of the Company, as the General Partner of the Operating Partnership, (the “GO Unit Offering”). The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. The Operating Partnership was offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO LP Units (a “Series GO Limited Partner”) will have the right to exchange its Series GO LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange. The exchange right is not available until all of the following have occurred (the “Exchange Date”): (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO Limited Partner has held its Series GO LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the three months ended June 30, 2022, we sold and issued 20,061 Series GO LP Units in the GO Unit Offering, resulting in gross proceeds of $0.1 million. During the three months ended June 30, 2022, aggregate selling commissions of $9,373 and marketing and diligence allowances and other wholesale selling costs and expenses of $1,376 were paid in connection with the offering.

Series T LP Units

On June 15, 2020, the Operating Partnership established the Series T LP Units as a new series of limited partnership units in the Operating Partnership. The Operating Partnership may issue the Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. During the three months ended June 30, 2022, the Operating Partnership did not issue any Series T LP. During the year ended December 31, 2021, the Operating Partnership issued an aggregate of 2,513,769 Series T LP Units in connection with contributions of hotel properties on February 4, 2021, May 12, 2021, August 3, 2021 and December 3, 2021. These securities were issued in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to the terms of the partnership agreement of the Operating Partnership, each holder of Series T LP Units (a “Series T Limited Partner”) will have its Series T LP Units be eligible for conversion into Common LP Units beginning 36 months after the issuance of the Series T LP Units, at which point the value will be calculated pursuant to the terms of the partnership agreement of the Operating Partnership and the formula set forth in the contribution agreement between the Operating Partnership and the Series T Limited Partner. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. The Series T LP Units will also automatically convert into Common LP Units upon other events as described in the partnership agreement of the Operating Partnership at a rate based on a mathematical formula. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined in the previous paragraph). Notwithstanding the above, the Company may waive any of the requirements of the Exchange Date described in the paragraph above in its sole discretion other than (ii) or (iv).

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined above). Notwithstanding the above, the Company may waive any of the requirements described above in its sole discretion other than (ii) or (iv). On December 3, 2021, the

Operating Partnership issued 152,100 Common LP Units to a contributor of real estate to the Operating Partnership. During the three months ended June 30, 2022, the Operating Partnership did not issue any Common LP Units.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan, we will repurchase shares within 21 days following the end of a calendar quarter. During the six months ended June 30, 2022, we repurchased shares of our common stock in the amounts below. In addition to these amounts, in June 2022, we received a request to repurchase 57,614 shares. The repurchase proceeds of $575,879 were paid on July 21, 2022 in accordance with the terms of our Share Repurchase Plan with an average price paid per share of $10.00. The $575,879 is included in other liabilities on the accompanying consolidated balance sheets as of June 30, 2022 included as part of this Quarterly Report on Form 10-Q. We fulfilled all repurchase requests received during the six months ended June 30, 2022, During the six months ended June 30, 2022, we funded repurchases under our share repurchase plan with the net proceeds from our dividend reinvestment plan.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2022	30,383	$9.85	(1)
February 2022	—	$—	(1)
March 2022	—	$—	(1)
Total	30,383
April 2022	64,306	$9.92	(1)
May 2022	—	$—	(1)
June 2022	—	$—	(1)
Total	64,306
Six Months Ended June 30, 2022	94,689
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

The above table is on a cash basis, but we record our shares repurchased, as described below, on an accrual basis. We repurchased 121,921 shares pursuant to repurchase requests received during the six months ended June 30, 2022, which represents an original investment of $1,219,207 for $1,214,053. As of June 30, 2022, $575,879 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets included as part of this Quarterly Report on Form 10-Q. During the year ended December 31, 2021 we repurchased 88,088 shares, which represents an original investment of $880,883 for $856,605. Based on the repurchase limits described above, as of June 30, 2022 we have $1,856,279 available for eligible repurchases for the remainder of 2022 after accounting for the outstanding redemption proceeds not yet paid on June 30, 2022.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable reporting event, the information below is being disclosed under Item 5 instead of under Item 1.01 (Entry into a Material Definitive Agreement) and Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant) of Form 8-K.

Holiday Inn Express & Suites Wichita Airport – Wichita, Kansas

On August 5, 2022, the Operating Partnership and Wichita Airport Hospitality, LLC (the “Wichita HIEX Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Wichita HIEX Contribution Agreement”), pursuant to which the Wichita HIEX Contributor agreed to contribute the 84-room Holiday Inn Express & Suites Wichita Airport hotel in Wichita, Kansas (the “Wichita HIEX Hotel Property”) to the Operating Partnership. The Wichita HIEX Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Wichita HIEX Hotel Property under the Wichita HIEX Contribution Agreement is $7,400,000 plus closing costs, subject to adjustment as provided in the Wichita HIEX

Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Wichita HIEX Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the Wichita HIEX Contribution Agreement, the Operating Partnership deposited $50,000 into escrow as earnest money pending the closing or termination of the Wichita HIEX Contribution Agreement. Except in certain circumstances described in the Wichita HIEX Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Wichita HIEX Contribution Agreement, it will forfeit the earnest money.

Upon closing, the parties will enter into an amendment to the amended and restated limited partnership agreement of the Operating Partnership to evidence the issuance of the Series T Limited Units to the Wichita HIEX Contributor. Such Series T Limited Units will be entitled to annual cash distributions of up to 3.0% of the value of the Series T Limited Units for the three years after closing, depending upon the net operating income (“NOI”) of the Wichita HIEX Hotel Property during each such applicable year.  The Series T Limited Units will convert into Common Limited Units of the Operating Partnership 36 months after the closing. The number of Common Limited Units to be issued to the Wichita HIEX Contributor upon conversion will be based upon a capitalization rate applied to the then-current trailing 12-month NOI of the Wichita HIEX Hotel Property, less amounts incurred or accrued by the Operating Partnership for (i) any funds advanced as cash at closing, (ii) the Original Loan Balance, (iii) loan assumption or origination fees and related expenses, (iv) if applicable, costs of prepayment or defeasance and related expenses, (v) PIP and capital expenditures, (vi) operating cash infused by the General Partner and/or Partnership, (vii) any shortfall of the 10% minimum cumulative yield on General Partner’s invested capital, and (viii) any other unrealized or unreimbursed costs of operating the Contributed Asset.

The Wichita HIEX Contribution Agreement contains various covenants, representations and warranties from the respective parties. The acquisition of the Wichita HIEX Hotel Property by the Operating Partnership is subject to certain closing conditions, including the Operating Partnership’s assumption or refinancing of the existing debt secured by the Wichita HIEX Hotel Property. There can be no assurance that the Operating Partnership will complete the acquisition of the Wichita HIEX Hotel Property.

Hilton Garden Inn El Paso University – El Paso, Texas

On August 10, 2022, the Operating Partnership acquired an equity and profits interest in High Desert Garden Holdings, LLC, a Delaware limited liability company (“HDGH”), the parent of the entity which holds a leasehold interest in a Hilton Garden Inn located in El Paso, Texas (the “El Paso HGI Hotel Property”) pursuant to a Reorganization and Membership Interest Purchase Agreement dated as of August 10, 2022 by and among the Operating Partnership, Roma Commercial, Inc., ASI Capital, LLC, and VB Hotel Group A, LLC and pursuant toa First Amendment to the Fourth Amended and Restated Operating Agreement of High Desert Garden Holdings, LLC (collectively and as amended (the “El Paso HGI Amended Agreements”)). High Desert Investors, LP, a Delaware limited partnership (“HDI”), a wholly-owned subsidiary of HDGH, holds a leasehold interest in real estate and the El Paso HGI Hotel Property located on such real estate.  Pursuant to the El Paso HGI Amended Agreements, the Operating Partnership acquired a 24.9% membership interest in HDGH in exchange for a capital contribution of $3.2 million.  The Operating Partnership has the unconditional right, at any time prior to December 31, 2027 and at its discretion, to acquire all membership interest in HDGH on the terms and conditions as provided in the El Paso HGI Amended Agreements. After paying any member loans, the Operating Partnership will receive 100% of distributions from operations, subject to annual cash distributions for members that existed before the El Paso HGI Amended Agreements (the “Prior Members”), which are entitled to up to 6.0% of the value of the Prior Member’s ownership percentage, depending upon the net operating income (“NOI”) of the El Paso HGI Hotel Property during each such applicable year. The Operating Partnership will fund any capital requirements for HDGH and has the option to fund such requirements by making a loan to HDGH at a 12% per annum interest rate. HDI is the borrower (“Borrower”) under a loan in the original principal amount of $14.4 million which is secured by HDI’s leasehold interest in the El Paso HGI Hotel Property and the real estate on which it is located.  The loan has a fixed interest rate of 4.939% per annum and matures on August 6, 2025. In connection with the transactions effected through the El Paso HGI Amended Agreements, Corey Maple, a director and executive officer of the Company, entered into a guaranty with the lender to guarantee payment, when due, of the loan amount and the performance of agreements by Borrower contained in the loan documents, as further described in the guaranty, which is (i) a full recourse guarantee to the lender in certain circumstances, including the occurrence of certain events, including, without limitation, certain bankruptcy or insolvency proceedings involving the Borrower, and (ii) recourse guarantee limited to the payment of all losses, damages, costs, litigation, demands, suits, or other expenses actually incurred by the lender as a result of certain “bad boy” events, including fraud, intentional misrepresentation, willful misconduct or gross negligence in connection with the loan documents or the El Paso HGI Hotel Property, breach of representations, warranties, covenants or indemnities in the loan documents concerning environmental matters, material physical waste of the El Paso HGI Hotel Property, all as further described in the Guaranty. The Operating Partnership also entered into a completion guaranty with the lender regarding new property improvement plan obligations.

In connection with the acquisition, HDI entered into a management agreement with Aimbridge Hospitality, LLC (“Aimbridge”) (the “El Paso HGI Aimbridge Management Agreement”), to provide property management and hotel operations management services for the El Paso HGI Hotel Property.  The El Paso HGI Aimbridge Management Agreement has an initial term of 5 years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms. Pursuant to the El Paso HGI Aimbridge Management Agreement, HDI agrees to pay to Aimbridge a management fee equal to 3% of total revenues plus an accounting fee of $3,000 per month for accounting services, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2023.  Aimbridge will also receive an additional accounting fee of $3,495 per month for customized accounting services, revenue management and digital marketing, which amount will increase annually by 3% on January 1 of each fiscal year beginning on January 1, 2022. Aimbridge may also receive incentive management fees if certain performance metrics are achieved.  HDI also reimburses Aimbridge for certain costs of operating the property incurred on behalf of the Company.  All reimbursements are paid to Aimbridge at cost. The El Paso HGI Aimbridge Management Agreement may be terminated upon the occurrence of an Event of Default (as defined in the El Paso HGI Aimbridge Management Agreement), subject in certain cases to applicable notice and cure periods as described in the El Paso HGI Aimbridge Management Agreement.  HDI may terminate the El Paso HGI Aimbridge Management Agreement in connection with the sale of the El Paso HGI Hotel Property upon at least ninety days’ written notice to Aimbridge and the payment of a termination fee, the amount of which varies depending on the timing of such termination.

On August 10, 2022, in connection with the acquisition and pursuant to the Loan Modification Agreement

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (the “A-1 Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie and Corey Maple, each a director and executive officer of the Company and principal of the Advisor. The A-1 Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. The A-1 Line of Credit has a fixed interest rate of 7.0% per annum. Outstanding amounts under the A-1 Line of Credit may be prepaid in whole or in part without penalty. The A-1 Line of Credit is secured by 500,000 unissued Common LP Units of the Operating Partnership. As of August 10, 2022, no amounts have been advanced by the A-1 Lender under the A-1 Line of Credit.

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

10.193

Change in Terms by and between the Operating Partnership and Western State Bank related to the revolving line of credit loan agreement, dated as of May 5, 2022 (incorporated by reference to Exhibit 10.193 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.194

Contribution Agreement by and between the Operating Partnership and W&K Hotels, LLC for the Manhattan Four Points, dated as of May 9, 2022 (incorporated by reference to Exhibit 10.194 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.195

Contribution Agreement by and between the Operating Partnership and W&K Hotels, LLC for the Lawrence DoubleTree, dated as of May 9, 2022 (incorporated by reference to Exhibit 10.195 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.202

Loan Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.202 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.203

Guaranty by the Operating Partnership for the benefit of Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.203 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.204

Operating Lease Subordination Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.204 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.205

Deed of Trust by and between LF3 El Paso Airport, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.205 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.206

Security Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.206 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.207

Term Loan Note by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.207 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.208

Assignment of Management Agreement by and between LF3 El Paso Airport TRS, LLC, Aimbridge Hospitality, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.208 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.209

Environmental Indemnity Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.209 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.211

Second Amendment to Contribution Agreement by and between the Operating Partnership and RLC V RIFC, LLC for the Residence Inn by Marriott Fort Collins, dated as of April 29, 2022 (incorporated by reference to Exhibit 10.211 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.212

Third Amendment to Contribution Agreement by and between the Operating Partnership and RLC V RIFC, LLC for the Residence Inn by Marriott Fort Collins, dated as of May 10, 2022 (incorporated by reference to Exhibit 10.212 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.214

Second Amendment to Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of April 29, 2022 (incorporated by reference to Exhibit 10.214 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.215

Third Amendment to Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of May 10, 2022 (incorporated by reference to Exhibit 10.215 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.216*	Fourth Amendment to Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of June 8, 2022

10.217*	Fifth Amendment to Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of August 3, 2022

10.219*	Loan Agreement by and among LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022

10.220*	Tranche 1 Promissory Note by LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022

10.221*	Tranche 2 Promissory Note by LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022

10.222*	Tranche 3 Promissory Note by LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022

10.223*	Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds related to the Residence Inn Fort Collins Loan, dated as of August 3, 2022

10.224*

Environmental Indemnity Agreement by and between LF3 RIFC, LLC, LF3 RIFC TRS, LLC, the Operating Partnership and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022

10.225*	Assignment of Leases and Rents by and between LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022

10.226*

Deed of Trust, Security Agreement – Financing Statement by LF3 RIFC, LLC and LF3 RIFC TRS, LLC for the benefit of Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022

10.227*	Contribution Agreement by and between the Operating Partnership and Wichita Airport Hospitality, LLC for the Holiday Inn Express & Suites Wichita Airport, dated as of August 5, 2022

10.228*	Loan Agreement for Revolving Line of Credit by and among Lodging Fund REIT III OP, LP and Legendary A-1 Bonds, LLC, dated August 9, 2022

10.229*	Promissory Note by Lodging Fund REIT III OP, LP and Legendary A-1 Bonds, LLC, dated August 9, 2022

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Repurchase Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGING FUND REIT III, INC.

Date:	August 11, 2022	By:	/s/ Corey R. Maple
Corey R. Maple
Chairman of the Board, Chief Executive Officer and Secretary
(principal executive officer)

Date:	August 11, 2022	By:	/s/ Samuel C. Montgomery
Samuel C. Montgomery
Chief Financial Officer
(principal financial officer)