Form 10-Q
period 2022-09-30
Lodging Fund REIT III, Inc.
filed 2024-03-27
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of March 27, 2024, there were 9,966,585 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Investment in hotel properties, net of accumulated depreciation of $14,960,196 and $9,487,728	$283,700,523	$169,424,775
Cash and cash equivalents	7,610,165	7,866,401
Restricted cash	9,863,124	6,469,999
Accounts receivable, net	1,312,842	748,364
Franchise fees, net	2,330,544	1,459,641
Prepaid expenses and other assets	1,637,008	4,360,555
Total Assets (variable interest entities - $25,546,062 and $0)	$306,454,206	$190,329,735

Liabilities and Equity
Debt, net	$179,808,843	$103,126,884
Finance lease liabilities	12,979,594	—
Accounts payable	3,388,961	1,549,380
Accrued expenses	4,646,402	2,621,520
Distributions payable	656,322	495,657
Due to related parties	4,670,872	2,580,326
Other liabilities	5,380,372	7,499,568
Total liabilities (variable interest entities - $18,706,521 and $0)	211,531,366	117,873,335

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 9,502,987 and 8,348,310 shares issued and outstanding	95,029	83,481
Additional paid-in capital	92,795,972	81,655,994
Accumulated deficit	(60,930,284)	(43,586,952)
Total stockholders' equity	31,960,717	38,152,523
Non-controlling interest – Series B LP Units	(2,478,937)	(1,563,489)
Non-controlling interest – Series GO LP Units	15,809,603	12,498,527
Non-controlling interest – Series T LP Units	44,521,495	21,931,757
Non-controlling interest – Common LP Units	5,109,962	1,437,082
Total equity	94,922,840	72,456,400
Total Liabilities and Equity	$306,454,206	$190,329,735

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Room revenue	$15,153,864	$8,308,091	$35,730,226	$18,203,125
Other revenue	780,086	314,200	1,830,951	542,839
Total revenue	15,933,950	8,622,291	37,561,177	18,745,964

Expenses
Property operations	7,450,413	3,781,862	18,072,890	8,085,917
General and administrative	3,055,244	1,705,948	7,675,667	4,744,160
Sales and marketing	965,647	596,558	2,361,157	1,424,319
Franchise fees	1,360,965	640,113	3,259,689	1,440,183
Management fees	1,126,514	796,245	2,855,302	1,793,400
Acquisition expense	707,639	13,317	714,943	61,760
Depreciation and amortization	2,238,046	1,294,304	5,557,640	3,449,095
Total expenses	16,904,468	8,828,347	40,497,288	20,998,834

Other Income (Expense)
Other income (expense), net	3,429,368	(21,320)	2,971,319	(212,125)
PPP loan forgiveness	—	119,500	—	1,684,400
Interest expense	(2,998,008)	(1,300,298)	(7,644,072)	(3,252,242)
Total other income (expense)	431,360	(1,202,118)	(4,672,753)	(1,779,967)

Net Loss Before Income Taxes	(539,158)	(1,408,174)	(7,608,864)	(4,032,837)

Income tax (expense) benefit	(6,215,577)	105,743	(5,788,557)	472,089

Net Loss	(6,754,735)	(1,302,431)	(13,397,421)	(3,560,748)

Net loss attributable to non-controlling interest - Series B LP Units	(337,366)	(64,879)	(669,151)	(177,319)
Net loss attributable to non-controlling interest - Series GO LP Units	(1,081,735)	(167,923)	(2,218,686)	(408,685)
Net loss attributable to non-controlling interest - Common LP Units	(307,653)	—	(631,011)	—

Net Loss Attributable to Common Stockholders	$(5,027,981)	$(1,069,629)	$(9,878,573)	$(2,974,744)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.54)	$(0.13)	$(1.11)	$(0.37)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	9,340,058	8,138,726	8,905,257	7,945,203

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock					Non-Controlling Interest
			Additional		Total
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series T	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	Equity
Balance at December 31, 2020	7,611,653	$76,116	$74,610,627	$(31,855,995)	$42,830,748	$(1,005,785)	$3,784,965	$—	$—	$45,609,928
Issuance of common stock	82,414	824	793,756	—	794,580	—	—	—	—	794,580
Issuance of GO Units	—	—	—	—	—	—	4,201,300	—	—	4,201,300
Issuance of T Units	—	—	—	—	—	—	—	6,747,577	—	6,747,577
Offering costs	—	—	—	(287,745)	(287,745)	—	(534,354)	—	—	(822,099)
Distributions declared ($0.175 per share)	—	—	—	(1,358,705)	(1,358,705)	(71,511)	—	—	—	(1,430,216)
Distributions reinvested	113,877	1,139	1,080,689	—	1,081,828	—	—	—	—	1,081,828
Net loss	—	—	—	(1,423,627)	(1,423,627)	(82,978)	(159,936)	—	—	(1,666,541)
Balance at March 31, 2021	7,807,944	$78,079	$76,485,072	$(34,926,072)	$41,637,079	$(1,160,274)	$7,291,975	$6,747,577	$—	$54,516,357
Issuance of common stock	80,737	807	782,663	—	783,470	—	—	—	—	783,470
Issuance of GO Units	—	—	—	—	—	—	1,329,000	—	—	1,329,000
Issuance of T Units	—	—	—	—	—	—	—	2,041,058	—	2,041,058
Offering costs	—	—	—	(410,200)	(410,200)	—	(157,470)	—	—	(567,670)
Distributions declared ($0.175 per share)	—	—	—	(1,391,786)	(1,391,786)	(73,252)	—	—	—	(1,465,038)
Distributions reinvested	116,535	1,165	1,105,915	—	1,107,080	—	—	—	—	1,107,080
Redemptions	(41,996)	(420)	(399,871)	—	(400,291)	—	—	—	—	(400,291)
Net loss	—	—	—	(481,488)	(481,488)	(29,462)	(80,826)	—	—	(591,776)
Balance at June 30, 2021	7,963,220	$79,631	$77,973,779	$(37,209,546)	$40,843,864	$(1,262,988)	$8,382,679	$8,788,635	$—	$56,752,190
Issuance of common stock	119,730	1,197	1,146,050	—	1,147,247	—	—	—	—	1,147,247
Issuance of GO Units	—	—	—	—	—	—	1,200,000	—	—	1,200,000
Issuance of T Units	—	—	—	—	—	—	—	6,964,122	—	6,964,122
Offering costs	—	—	—	(538,789)	(538,789)	—	(185,976)	—	—	(724,765)
Distributions declared ($0.175 per share)	—	—	—	(1,425,022)	(1,425,022)	(75,001)	—	—	—	(1,500,023)
Distributions reinvested	128,815	1,288	1,222,453	—	1,223,741	—	—	—	—	1,223,741
Redemptions	(15,709)	(157)	(156,871)	—	(157,028)	—	—	—	—	(157,028)
Net loss	—	—	—	(1,069,629)	(1,069,629)	(64,879)	(167,923)	—	—	(1,302,431)
Balance at September 30, 2021	8,196,056	$81,959	$80,185,411	$(40,242,986)	$40,024,384	$(1,402,868)	$9,228,780	$15,752,757	$—	$63,603,053

Balance at December 31, 2021	8,348,310	$83,481	$81,655,994	$(43,586,952)	$38,152,523	$(1,563,489)	$12,498,527	$21,931,757	$1,437,082	$72,456,400
Issuance of common stock	275,378	2,754	2,657,100	—	2,659,854	—	—	—	—	2,659,854
Issuance of stock-based compensation	1,500	15	14,985	—	15,000	—	—	—	—	15,000
Issuance of GO Units	—	—	—	—	—	—	6,138,291	—	—	6,138,291
Issuance of T Units	—	—	—	—	—	—	—	9,729,291	—	9,729,291
Issuance of Common LP Units	—	—	—	—	—	—	—	—	4,600,000	4,600,000
Offering costs	—	—	—	(730,836)	(730,836)	—	(463,548)	—	—	(1,194,384)
Distributions declared ($0.175 per share)	—	—	—	(1,478,078)	(1,478,078)	(78,230)	—	—	(98,783)	(1,655,091)
Distributions reinvested	59,709	597	566,643	—	567,240	—	—	—	—	567,240
Redemptions	(64,306)	(643)	(637,531)	—	(638,174)	—	—	—	—	(638,174)
Net loss	—	—	—	(2,522,697)	(2,522,697)	(175,006)	(624,093)	—	(178,639)	(3,500,435)
Balance at March 31, 2022	8,620,591	$86,204	$84,257,191	$(48,318,563)	$36,024,832	$(1,816,725)	$17,549,177	$31,661,048	$5,759,660	$89,177,992
Issuance of common stock	485,825	4,858	4,712,201	—	4,717,059	—	—	—	—	4,717,059
Issuance of stock-based compensation	1,500	15	14,985	—	15,000	—	—	—	—	15,000
Issuance of GO Units	—	—	—	—	—	—	137,600	—	—	137,600
Offering costs	—	—	—	(1,127,509)	(1,127,509)	—	(12,095)	—	—	(1,139,604)
Distributions declared ($0.175 per share)	—	—	—	(1,458,251)	(1,458,251)	(81,949)	—	—	(287,857)	(1,828,057)
Distributions reinvested	55,386	554	525,605	—	526,159	—	—	—	—	526,159
Redemptions	(57,615)	(576)	(575,303)	—	(575,879)	—	—	—	—	(575,879)
Net loss	—	—	—	(2,327,895)	(2,327,895)	(156,779)	(512,858)	—	(144,719)	(3,142,251)
Balance at June 30, 2022	9,105,687	$91,055	$88,934,679	$(53,232,218)	$35,793,516	$(2,055,453)	$17,161,824	$31,661,048	$5,327,084	$87,888,019
Issuance of common stock	361,451	3,615	3,526,995	—	3,530,610	—	—	—	—	3,530,610
Issuance of stock-based compensation	1,500	15	14,985	—	15,000					15,000
Issuance of T Units	—	—	—	—	—	—	—	12,860,447	—	12,860,447
Offering costs	—	—	—	(934,374)	(934,374)	—	(1,000)	—	—	(935,374)
Distributions declared ($0.175 per share)	—	—	—	(1,735,711)	(1,735,711)	(86,118)	(269,486)	—	90,531	(2,000,784)
Distributions reinvested	47,676	477	452,446	—	452,923	—	—	—	—	452,923
Redemptions	(13,327)	(133)	(133,133)	—	(133,266)	—	—	—	—	(133,266)
Net loss	—	—	—	(5,027,981)	(5,027,981)	(337,366)	(1,081,735)	—	(307,653)	(6,754,735)
Balance at September 30, 2022	9,502,987	$95,029	$92,795,972	$(60,930,284)	$31,960,717	$(2,478,937)	$15,809,603	$44,521,495	$5,109,962	$94,922,840

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(13,397,421)	$(3,560,748)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,426,165	3,449,095
Stock-based compensation expense	45,000	—
Amortization	996,391	318,417
Gain on PPP loan forgiveness	—	(1,684,400)
Loss on disposal of fixed assets	28,466	7,678
Gain on acquisition of VIE	(3,810,081)	—
Deferred tax assets, net	5,792,126	(500,619)
Change in operating assets and liabilities:
Accounts receivable	(395,504)	(433,554)
Franchise fees	(975,000)	(437,500)
Prepaid expenses and other assets	366,070	(386,428)
Increase in finance lease liability	141,665	—
Accounts payable	1,415,532	477,355
Accrued expenses	1,716,272	844,720
Due to related parties	2,149,057	768,987
Other liabilities	(502,096)	820,977
Net cash used in operating activities	(1,003,358)	(316,020)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(44,448,672)	(2,167,243)
Cash and restricted cash acquired in consolidation of VIE	1,342,428	—
Improvements and additions to hotel properties	(4,518,129)	(2,189,846)
Net cash used in investing activities	(47,624,374)	(4,357,089)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	57,853,103	13,947,218
Proceeds from lines of credit	10,957,303	1,600,000
Proceeds from PPP loans	—	921,300
Principal payments on mortgage debt	(20,563,995)	(13,739,827)
Principal payments on lines of credit	(3,250,000)	(1,000,000)
Payments of deferred financing costs	(2,282,746)	(921,801)
Proceeds from issuance of common stock	10,907,523	2,725,297
Proceeds from issuance of GO Units	6,275,891	6,730,300
Payments of offering costs	(3,223,478)	(2,063,974)
Payments for shares redeemed	(1,214,053)	(557,319)
Distributions paid	(3,694,927)	(1,612,660)
Net cash provided by financing activities	51,764,621	6,028,534
Net change in cash, cash equivalents, and restricted cash	3,136,889	1,355,425
Beginning Cash, Cash Equivalents, and Restricted Cash	14,336,400	12,529,067
Ending Cash, Cash Equivalents, and Restricted Cash	$17,473,289	$13,884,492

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,188,936	$3,130,003
Income taxes paid	$42,158	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of T Units for Aurora Property	$—	$6,742,757
Issuance of T Units for El Paso Property	$—	$2,100,000
Issuance of T Units for Houston Property	$—	$6,910,000
Issuance of T Units for Fargo Property	$4,091,291	$—
Issuance of T Units for Lakewood Property	$5,638,000	$—
Issuance of Common LP Units for El Paso Airport Property	$4,600,000	$—
Issuance of T Units for Fort Collins Property	$3,703,690	$—
Issuance of T Units for Pineville HGI Property	$2,729,211	$—
Issuance of T Units for Charlotte Property	$6,427,546	$—
Debt issued for acquisition of Aurora Property	$—	$15,000,000
Debt issued for acquisition of El Paso Property	$—	$7,900,000
Debt issued for acquisition of Houston Property	$—	$13,000,000
Debt assumed for acquisition of Fargo Property	$7,198,709	$—
Debt issued for acquisition of Fort Collins Property	$11,500,000	$—
Offering costs included in accounts payable	$186,413	$19,416
Offering costs included in due to related parties	$(140,529)	$39,144
Offering costs included in accrued expenses	$—	$(8,000)
Distributions included in due to related parties	$82,018	$219,764
Redemptions included in other liabilities	$133,266	$—
Reinvested distributions	$1,546,322	$3,412,649
Initial ASC 842 adoption of right-of-use asset	$2,478,696	$—

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$7,866,401	$7,960,159
Restricted cash, beginning of period	6,469,999	4,568,908
Cash, cash equivalents, and restricted cash, beginning of period	$14,336,400	$12,529,067

Cash and cash equivalents, end of period	$7,610,165	$7,631,257
Restricted cash, end of period	9,863,124	6,253,235
Cash, cash equivalents, and restricted cash, end of period	$17,473,289	$13,884,492

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and three classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”) and Series T Limited Partnership Units (“Series T LP Units”). LF REIT III was the sole general partner of the OP, as of September 30, 2022 and December 31, 2021. As of September 30, 2022, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,124,503 Series GO LP Units and 4,951,744 Series T LP Units.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in shares of the Company’s common stock in December 2021 (the “Offering”). The Offering is to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of September 30, 2022, the Company had issued and sold 9,790,511 shares of common stock, including 972,850 shares attributable to the DRIP, and received aggregate proceeds of $95.7 million. As of September 30, 2022, the Company had repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469 under the Company’s Share Repurchase Plan. As of September 30, 2022, $133,266 of the redemption proceeds had not yet been paid and is included in other liabilities on the accompanying consolidated balance sheet. See Note 11.

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

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The

Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of September 30, 2022, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received gross aggregate proceeds of $21.5 million.

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning either 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of the conversion. As of September 30, 2022, the Company had recorded an aggregate value of $44.5 million to the Series T LP Units in connection with such property contributions.

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of September 30, 2022, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit, in connection with property contributions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation— The accompanying consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to annual financial information. The consolidated financial statements include the accounts of LF REIT III, the OP, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest, including variable interest entities (“VIEs”) where the Company is the primary beneficiary. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of the rights held by other interests. If the entity is considered to be a VIE, the Company determines whether the Company is the primary beneficiary, and then consolidates those VIEs for which the Company has determined that the Company is the primary beneficiary. If the entity in which the Company holds an interest does not meet the definition of a VIE, the Company evaluates whether the Company has a controlling financial interest through the Company’s voting interest in the entity. The Company consolidates entities when the Company owns more than 50 percent of the voting shares of a company or otherwise has a controlling financial interest. References in these financial statements to the net (loss) income attributable to stockholders do not include non-controlling interests, which represent the outside ownership interests of the Company’s consolidated, non-wholly owned entities and are presented separately in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 40 years for buildings and building improvements and 3 to 7 years for FF&E. Maintenance and repair costs are expensed in the period incurred and major renewals or improvements to the hotel properties are capitalized.

The Company assesses the carrying value of its hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount of the property to the estimated future undiscounted cash flows of the property, which take into account current market conditions, and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions or third-party appraisals.

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

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $1,127,524 and $757,112 for the nine months ended September 30, 2022 and 2021, respectively, and is included in sales and marketing in the consolidated statements of operations.

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

Stock-Based Compensation—During 2022, the Company began compensating its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and the Company recognizes stock-based compensation expense based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $45,000 and $0 for the nine months ended September 30, 2022 and 2021, respectively, and is included in general and administrative expense in the consolidated statements of operations.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”) (Topic 842), which replaces Leases (Topic 840), and sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance under Leases (Topic 840), for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The Company adopted this standard effective January 1, 2022, electing to recognize and measure its leases prospectively at the beginning of the period of adoption, without restating the presentation of periods prior to the effective date, which continue to be reported in accordance with the Company’s historical accounting policy.

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

3. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Land and land improvements	$32,017,963	$20,034,309
Building and building improvements	234,670,996	144,883,150
Furniture, fixtures, and equipment	21,044,890	13,986,611
Right-of-use asset - ground lease	7,275,131	—
Construction in progress	3,651,739	8,433
Investment in hotel properties, at cost	298,660,719	178,912,503
Less: accumulated depreciation	(14,960,196)	(9,487,728)
Investment in hotel properties, net	$283,700,523	$169,424,775

As of September 30, 2022, the Company consolidated eighteen hotel properties, consisting of seventeen hotel properties owned by the Company and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, with an aggregate of 2,177 rooms located in nine states.

On August 10, 2022, the Company consolidates a variable interest entity (“VIE”) that owns one hotel in El Paso, Texas (the “El Paso University Property”). The Company is the primary beneficiary of this VIE as the Company has the power to direct the activities that most significantly affect its economic performance. Additionally, the Company has the obligation to absorb its losses and the right to receive benefits that could be significant to it. Accordingly, the Company initially recognized the VIE’s assets, liabilities, and noncontrolling interest at fair value. The Company’s condensed consolidated balance sheet includes the following assets and liabilities of this entity:

	September 30,	December 31,
	2022	2021
Assets
Investment in hotel properties, net of accumulated depreciation of $188,306 and $0	$22,248,542	$—
Cash and cash equivalents	890,293	—
Restricted cash	2,061,135	—
Accounts receivable, net	226,787	—
Prepaid expenses and other assets	119,305	—
Total Assets	$25,546,062	$—

Liabilities
Debt, net	$12,592,057	$—
Finance lease liability	4,862,172	—
Accounts payable	563,891	—
Accrued expenses	351,374	—
Other liabilities	337,027	—
Total liabilities	$18,706,521	$—

Acquisitions of Hotel Properties

The Company acquired six properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property during the nine months ended September 30, 2022. The Company acquired four properties during the year ended December 31, 2021. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions. The table below outlines the details of the properties acquired during the nine months ended September 30, 2022.

2022 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Hampton Inn & Suites (the “Fargo Property”)	Limited-Service	Fargo, ND	January 18, 2022	90	$11,440,000	(1)	$302,222	$11,742,222	100%
Courtyard by Marriott (the "El Paso Airport Property")	Select-Service	El Paso, TX	February 8, 2022	90	15,120,000	(2)	333,234	15,453,234	100%
Fairfield Inn & Suites (the "Lakewood Property")	Limited-Service	Lakewood, CO	March 29, 2022	142	18,800,000	(3)	862,117	19,662,117	100%
Residence Inn (the "Fort Collins Property")	Extended-Stay	Fort Collins, CO	August 3, 2022	113	15,800,000	(4)	546,009	16,346,009	100%
Hilton Garden Inn (the "Pineville HGI Property")	Select-Service	Pineville, NC	August 25, 2022	113	10,930,000	(5)	347,149	11,277,149	100%
Hilton Garden Inn (the "Charlotte Property")	Select-Service	Charlotte, NC	August 25, 2022	112	15,440,000	(6)	416,387	15,856,387	100%
				660	$87,530,000		$2,807,118	$90,337,118
(1)	Includes the issuance of $4,091,291 in Series T LP Units of the Operating Partnership.
(2)	Includes the issuance of $4,600,000 in Common Limited Partnership Units of the Operating Partnership.
(3)	Includes the issuance of $5,638,000 in Series T LP Units of the Operating Partnership.
(4)	Includes the issuance of $3,703,690 in Series T LP Units of the Operating Partnership.
(5)	Includes the issuance of $2,729,211 in Series T LP Units of the Operating Partnership.
(6)	Includes the issuance of $6,427,546 in Series T LP Units of the Operating Partnership.

The table below outlines the details of the properties acquired during the year ended December 31, 2021.

2021 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Courtyard by Marriott (the "Aurora Property")	Select-Service	Aurora, CO	February 4, 2021	141	$23,610,000	(1)	$458,129	$24,068,129	100%
Holiday Inn (the "El Paso Property")	Select-Service	El Paso, TX	May 12, 2021	175	10,300,000	(2)	361,019	10,661,019	100%
Hilton Garden Inn (the "Houston Property")	Select-Service	Houston, TX	August 3, 2021	182	19,910,000	(3)	918,353	20,828,353	100%
Sheraton Hotel (the "Northbrook Property")	Full-Service	Northbrook, IL	December 3, 2021	160	11,400,000	(4)	340,005	11,740,005	100%
				658	$65,220,000		$2,077,506	$67,297,506
(1)	Includes the issuance of $6,742,757 in Series T LP Units of the Operating Partnership.
(2)	Includes the issuance of $2,100,000 in Series T LP Units of the Operating Partnership.
(3)	Includes the issuance of $6,910,000 in Series T LP Units of the Operating Partnership.
(4)	Includes the issuance of $6,179,000 in Series T LP Units and $1,521,000 in Common Limited Partnership Units of the Operating Partnership.

In addition, on August 10, 2022, the Company acquired a 24.9% equity and profits interest in High Desert Garden Holdings, LLC, which is the parent of the entity which holds a leasehold interest in the Hilton Garden Inn, located in El Paso, Texas (the “El Paso University Property”) in exchange for a capital contribution of $3.2 million. The El Paso University Property is a select-service hotel with 153 guest rooms. See “—2022 Business Combinations” below for additional information regarding this transaction.

The allocation of the aggregate purchase price in accordance with GAAP guidance prescribed in ASC Topic 805, Business Combinations, of the assets and liabilities acquired at their relative fair values of their acquisition dates, is as follows:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2022	2021
Land and land improvements	$11,905,779	$9,694,077
Building and building improvements	73,094,990	58,503,137
Furniture, fixtures, and equipment	5,336,349	4,597,353
Total assets acquired	90,337,118	72,794,567

Above market ground lease(1)	—	(5,497,061)
Total liabilities assumed	—	(5,497,061)
Total purchase price(2)	$90,337,118	$67,297,506

Assumed mortgage debt	7,198,709	—

Net purchase price	$83,138,409	$67,297,506
(1)	The above market ground lease is recognized on the consolidated balance sheet within Other Liabilities as of December 31, 2021. See Northbrook Property Above Market Ground Lease discussion below.
(2)	Total purchase price includes purchase price plus all transaction costs.

All acquisitions completed during the nine months ended September 30, 2022 and the year ended December 31, 2021 were considered asset acquisitions under ASC 805.

Eleven of the hotel properties owned by the Company as of September 30, 2022 are subject to management agreements with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Pineville Property was being managed on a day-to-day basis by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. On February 1, 2023, day-to-day management was transferred to HP Hotel Management, Inc. The Southaven Property is subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for two (2) successive five-year periods unless terminated earlier in accordance with its terms. The Houston Property, El Paso Airport Property and El Paso University Property are subject to a management agreement with Interstate Management Company, LLC (“Aimbridge”). The Aimbridge agreement for the Houston Property has an initial term expiring on August 3 of the third full calendar year following the effective date of the agreement. The agreement will automatically renew for additional successive terms of one year each unless terminated earlier in accordance with its terms. The Aimbridge agreement for the El Paso Airport Property and the El Paso University Property each has an initial five (5) year term and will automatically renew for one (1) year periods unless terminated earlier in accordance with its terms. The Charlotte Property and the Pineville HGI Property are each subject to a management agreement with HP Hotel Management, Inc. (“HP”). Each HP agreement has an initial term expiring three years after its effective date, which automatically renews for successive three-year periods, unless terminated in accordance with its terms. The Fargo Property is subject to a management agreement with KAJ Hospitality Inc. The KAJ agreement has an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms.

The seller of the Pineville Property, an affiliate of Beacon, was entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property could have made a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, was based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of September 30, 2022, no amounts were owed or paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made. As of the date of this filing, the period to elect to receive additional consideration has passed with no election being made.

2022 Acquisitions through September 30, 2022

Hampton Inn & Suites Fargo Medical Center – Fargo, North Dakota

On January 18, 2022, the Operating Partnership acquired a Hampton Inn & Suites hotel property in Fargo, North Dakota (the “Fargo Property”) for contractual consideration comprised of $7.2 million in debt, $150,000 in cash and the issuance of $4.1 million in Series T LP Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or in the event the Operating Partnership is then in the process of transacting a sale of the Operating Partnership’s assets or another significant capital event necessitating a conversion is then in process, after January 18, 2022, at which point the value will be calculated pursuant to the terms of an Amended and Restated Contribution Agreement, dated January 18, 2022. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $11.4 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

Courtyard El Paso Airport – El Paso, Texas

On February 8, 2022, the Operating Partnership acquired a Courtyard by Marriott hotel property in El Paso, Texas (the “El Paso Airport Property”) for contractual consideration comprised of $10.0 million in debt, $620,000 in cash and the issuance of $4.6 million in Common LP Units.

Fairfield Inn & Suites Denver Southwest Lakewood – Lakewood, Colorado

On March 29, 2022, the Operating Partnership acquired a Fairfield Inn & Suites hotel property in Lakewood, Colorado (the “Lakewood Property”) for contractual consideration of $12.6 million in debt, $552,000 in cash and approximately $6.2 million in Series T LP Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or in the event the Operating Partnership is then in the process of transacting a sale of the Operating Partnership’s assets or another significant capital event necessitating a conversion is then in process, up to 48 months, after March 29, 2022, at which point the value will be calculated pursuant to the terms of an Amended and Restated Contribution Agreement, dated March 29, 2022. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $18.8 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

Residence Inn by Marriott Fort Collins – Fort Collins, Colorado

On August 3, 2022, the Operating Partnership acquired a Residence Inn by Marriott hotel property in Fort Collins, Colorado (the “Fort Collins Property”) for contractual consideration comprised of $11.5 million in debt, the issuance of 560,369 Series T LP Units of the Operating Partnership, and approximately $600,000 in cash at closing. The Series T Limited Units will convert into Common Limited Units of the Operating Partnership beginning 36 months, or at the option of the contributor, up to 48 months, after the closing, or upon the sale of the Fort Collins RI property or substantially all of the Operating Partnership’s assets, at which point the value will be calculated pursuant to the terms of the Fort Collins RI Amended Contribution Agreement. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $15.8 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

Hilton Garden Charlotte North – Charlotte, North Carolina

On August 25, 2022, the Operating Partnership acquired a Hilton Garden Inn hotel property in Charlotte, North Carolina (the “Charlotte Property”) for contractual consideration comprised of the payoff of the existing loan secured by the Charlotte Property in the amount of $8.7 million, refinanced with a new term loan by subsidiaries of the Operating Partnership with Western Alliance Bank (the “Charlotte HGI Lender”) in the original principal amount of $9.8 million secured by the Charlotte Property (the “Charlotte HGI Loan Agreement”), the issuance by the Operating Partnership of 598,755 Series T Limited Units of the Operating Partnership, and the payment by the Operating Partnership of $0.4 million in cash. The Series T LP Units will convert into Common Limited Units of the Operating Partnership beginning 24 months after the closing. The number of Common Limited Units to be issued to the Contributor upon conversion will be calculated pursuant to the terms of the Charlotte HGI Contribution Agreement, which may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $15.4 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

Hilton Garden Pineville – Pineville, North Carolina

On August 25, 2022, the Operating Partnership acquired a Hilton Garden Inn hotel property in Pineville, North Carolina (the “Pineville HGI Property”) for contractual consideration comprised of the payoff of the existing loan secured by the Pineville HGI in the amount of $7.8 million, refinanced with a new $7.0 million loan by subsidiaries of the Operating Partnership with Western Alliance Bank (the “Pineville HGI Lender”) secured by the Pineville HGI (the “Pineville HGI Loan Agreement”), the issuance by the Operating Partnership of 249,921 Series T Limited Units of the Operating Partnership, and the payment by the Operating Partnership of $0.4 million in cash. The Series T Limited Units will convert into Common Limited Units of the Operating Partnership beginning 24 months after the closing. The number of Common Limited Units to be issued to the Contributor upon conversion will be calculated pursuant to the terms of the Pineville HGI Contribution Agreement, which may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $10.9 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

2022 Business Combinations

Hilton Garden Inn El Paso University – El Paso, Texas

On August 10, 2022, the Operating Partnership acquired an equity and profits interest in High Desert Garden Holdings, LLC, a Delaware limited liability company (“HDGH”), the parent of the entity which holds a leasehold interest in a Hilton Garden Inn located in El Paso, Texas (the “El Paso University Property”) pursuant to a Reorganization and Membership Interest Purchase Agreement dated as of August 10, 2022 by and among the Operating Partnership, Roma Commercial, Inc., ASI Capital, LLC, and VB Hotel Group A, LLC and pursuant toa First Amendment to the Fourth Amended and Restated Operating Agreement of High Desert Garden Holdings, LLC (collectively and as amended (the “El Paso University Amended Agreements”)). High Desert Investors, LP, a Delaware limited partnership (“HDI”), a wholly-owned subsidiary of HDGH, holds a leasehold interest in real estate and the El Paso University Property located on such real estate.

Pursuant to the El Paso University Amended Agreements, the Operating Partnership acquired a 24.9% membership interest in HDGH in exchange for a capital contribution of $3.2 million. The Operating Partnership has the unconditional right, at any time prior to December 31, 2027 and at its discretion, to acquire all membership interest in HDGH on the terms and conditions as provided in the El Paso University Amended Agreements. After paying any member loans, the Operating Partnership will receive 100% of distributions from operations, subject to annual cash distributions for members that existed before the El Paso University Amended Agreements (the “Prior Members”), which are entitled to up to 6.0% of the value of the Prior Member’s ownership percentage, depending upon the net operating income (“NOI”) of the El Paso University Hotel Property during each such applicable year. The Operating Partnership will fund any capital requirements for HDGH and has the option to fund such requirements by making a loan to HDGH at a 12% per annum interest rate. HDI is the borrower (“Borrower”) under a loan in the original principal amount of $14.4 million which is secured by HDI’s leasehold interest in the El Paso University Property and the real estate on which it is located. The loan has a fixed interest rate of 4.939% per annum and matures on August 6, 2025. In connection with the transactions effected through the El Paso University Amended Agreements, Corey Maple, a director and executive officer of the Company, entered into a guaranty with the lender to guarantee payment, when due, of the loan amount and the performance of agreements by Borrower contained in the loan documents, as further described in the guaranty.

The Company accounted for this transaction as a business combination in accordance with GAAP guidance prescribed in ASC Topic 805, Business Combination. As such, the Company recognized a gain for the difference between the sum of the fair value of any consideration paid, the fair value of the noncontrolling interest, and the net fair value of identifiable assets and liabilities of the VIE. The assets of the Company’s VIE are only available to settle the obligation of this entity. The Company has expensed all transaction costs as an acquisition expense on the Company’s Consolidated Statement of Operations amounting to $571,198. The fair value of the investment in the hotel was determined by an independent appraisal and debt was determined by calculating the present value of the principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming the loan is outstanding through its maturity. The fair values were based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs were categorized as Level 3, as defined in the GAAP fair value hierarchy. Level 3 valuations incorporate subjective judgements and consider assumptions that are not observable in the market.

In connection with this transaction, the Company allocated the purchase price of HDGH based on the estimated fair value of assets acquired and liabilities assumed as follows:

August 10,
2022
Assets
Building	$16,700,000
Furniture, fixtures & equipment	900,000
Right-of-use asset - ground lease	4,862,172
Cash and cash equivalents	36,790
Restricted cash	1,305,636
Accounts receivable, net	168,974
Prepaid expenses and other assets	107,291
Total Assets	$24,080,863

Liabilities
Debt	$12,781,084
Finance lease liability	4,862,172
Accounts payable	237,636
Accrued expenses	1,970,554
Other liabilities	419,336
Total liabilities	$20,270,782

Assets in excess of liabilities (gain on acquisition of VIE)	$3,810,081

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

On May 12, 2021, the Operating Partnership acquired the Holiday Inn El Paso West Sunland Park hotel property in El Paso, Texas (the “El Paso HI Property”) for contractual consideration comprised of $7.9 million in debt, $300,000 in cash paid at closing and the issuance of $2.1 million in Series T LP Units of the Operating Partnership. The Series T LP Units will convert into Common LP Units of the Operating Partnership beginning 36 months, or in the event the Operating Partnership is then in the process of transacting a sale of the Operating Partnership’s assets or another significant capital event necessitating a conversion is then in process, up to 48 months, after May 12, 2021, at which point the value will be calculated pursuant to the terms of an Amended and Restated Contribution Agreement, dated May 12, 2021. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $10.3 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

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

Northbrook Property Above Market Ground Lease

On December 3, 2021, in connection with the purchase of the Northbrook Property, the Company recognized an above market ground lease liability of $5,497,061, which was recognized on the consolidated balance sheet within Other Liabilities. The Company assumed the ground lease 15 years into a 61-year lease maturing in 2067. The yearly base rent, paid monthly, increases 3% every year through maturity. As of September 30, 2022, the Company’s finance lease had a discount rate of 7.75%.

Upon adoption of ASU No. 2016-02 on January 1, 2022, the Company derecognized the above market ground lease liability by reclassifying it as a partial offset to the beginning right-of-use asset related to this financing lease. At adoption of the new standard, the Company recognized a lease liability of $7,975,757 and a right-of-use asset of $2,478,696, which included the derecognition of the above-market ground lease liability. For the nine months ended September 30, 2022, the Company recognized interest expense of $467,280 and right-of-use amortization expense of $40,414 related to the finance lease.

El Paso University Property Ground Lease

On August 10, 2022, in connection with the El Paso University Property, the Company recognized a finance lease liability of $4,862,172 and a right-of-use asset of $4,862,172 related to a ground lease assumed. The Company assumed the ground lease with a remaining term of 32 years, maturing in 2054. Annual rentals are comprised of a base rent due at the beginning of the year plus, if applicable, a percent of revenue in excess of the base rent. The annual base rent is adjusted every five years by an average of a percent of the annual revenue in preceding years. If revenue remains below the previous five-year base rent, then there is no change to base rent. As of September 30, 2022, the finance lease had a discount rate of 9.00%.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s consolidated balance sheet as of September 30, 2022.

2022	$110,324
2023	596,767
2024	610,237
2025	624,112
2026	645,791
Thereafter	44,677,307
Total finance lease payments	47,264,538
Interest	(34,284,944)
Present value of finance lease liabilities	$12,979,594

4. DEBT

Lines of Credit

Revolving Line of Credit - Western State Bank

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit with Western State Bank (the “Western Revolving Line of Credit”). The Western Revolving Line of Credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the Western Revolving Line of Credit was amended to extend the maturity date to May 10, 2021. The Western Revolving Line of Credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%. On May 6, 2021, the Western Revolving Line of Credit was amended to extend the maturity date to May 10, 2022. On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. On May 5, 2022, the Western Revolving Line of Credit was amended to extend the maturity date to December 15, 2022.

The interest rate as of September 30, 2022 was 6.75% per annum. As of September 30, 2022, the Western Revolving Line of Credit was secured by the Company’s Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership. The Western Revolving Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Revolving Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of September 30, 2022, there was a $3,550,000 balance outstanding on the Western Revolving Line of Credit. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments to the Western Line of Credit subsequent to September 30, 2022.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (“A-1 Bonds”), which is an affiliate of the Advisor which is owned by Norman Leslie, a director and officer of the Company and principal of the Advisor and Corey Maple, a director of the Company and principal of the Advisor. The A-1 Revolving Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. The A-1 Revolving Line of Credit has a fixed interest rate of 7.00% per annum. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty. The A-1 Revolving Line of

Credit is secured by 500,000 unissued Common LP Units of the Operating Partnership. As of September 30, 2022, there was a $4,757,303 balance outstanding on the A-1 Revolving Line of Credit. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments to the A-1 Line of Credit subsequent to September 30, 2022.

Mortgage Debt

As of September 30, 2022, the Company had $174.8 million in outstanding mortgage debt secured by each of its eighteen consolidated properties, with maturity dates ranging from March 2023 to April 2029. Sixteen of the loans have fixed interest rates ranging from 3.70% to 7.00%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 8.56% as of September 30, 2022. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 8.81% as of September 30, 2022. Collectively, the weighted-average interest rate is 5.54%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period following origination, and generally require a balloon payment due at maturity. As of September 30, 2022 and December 31, 2021, certain mortgage debt was guaranteed by the members of the Advisor. See Note 9 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor. As part of the consolidated outstanding mortgage debt above, the owner of the leasehold interest in the El Paso University Property is the borrower under a $14.4 million loan secured by the lease hold interest in the El Paso University Property, Corey Maple entered into a guaranty and environmental indemnity in connection with the loan.  The loan has a fixed interest rate of 4.94% per annum and matures on August 6, 2025. There were no mortgage loan amendments during the nine months ended September 30, 2022. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of changes to mortgage debt occurring subsequent to September 30, 2022.

As of September 30, 2022, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. The Company has requested and received a waiver of the financial covenants for all measurement periods through December 31, 2022. Except as described above for the Pineville Loan, the Company was in compliance with all debt covenants as of September 30, 2022.

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

The following table sets forth the hotel properties securing the Company’s hotel mortgage debt and revolving lines of credit as of September 30, 2022 and December 31, 2021.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	September 30,	Maturity	September 30,	December 31,
	2022	Date	2022	2021
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,824,489	$5,858,134
Hampton Inn & Suites - Pineville	5.13%	6/6/2024	8,632,296	8,782,284
Hampton Inn - Eagan	4.60%	1/1/2025	9,118,163	9,277,193
Home2 Suites - Prattville	4.13%	8/1/2024	9,252,629	9,425,085
Home2 Suites - Lubbock	4.69%	10/6/2026	7,402,620	7,573,597
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	9,011,076	9,125,908
Homewood Suites - Southaven	3.70%	3/3/2025	13,093,243	13,343,841
Courtyard by Marriott - Aurora(2)(3)	8.56%	2/5/2024(4)	15,000,000	15,000,000
Holiday Inn - El Paso(3)	5.00%	5/15/2023(5)	7,900,000	7,900,000
Hilton Garden Inn - Houston(6)	3.85%	9/2/2026	13,947,218	13,947,218
Sheraton - Northbrook(3)(7)	8.81%	12/5/2024	3,700,000	3,700,000
Hampton Inn - Fargo(8)	4.00%	3/1/2027	7,319,603	—
Courtyard by Marriott - El Paso(9)(10)	6.01%	5/13/2027	9,990,000	—
Fairfield Inn & Suites - Lakewood(3)	7.00%	3/28/2023(11)	13,574,367	—
Residence Inn - Fort Collins(12)(13)	7.00%	8/3/2023	11,500,000	—
Hilton Garden Inn - El Paso	4.94%	8/6/2025	12,684,363	—
Hilton Garden Inn - Pineville(14)	6.20%	8/25/2027	7,020,000	—
Hilton Garden Inn - Charlotte(14)	6.20%	8/25/2027	9,805,000	—
Total Mortgage Debt			174,775,067	103,933,260
Premium on assumed debt, net			221,582	722,905
Deferred financing costs, net			(3,495,109)	(2,129,281)
Net Mortgage			171,501,540	102,526,884

$5.0 million revolving line of credit - Western(15)	6.75%	12/15/2022(17)	3,550,000	600,000
$5.0 million revolving line of credit - A-1 Bonds(16)	7.00%	12/31/2023	4,757,303	—
Total Lines of Credit			8,307,303	600,000

Debt, net			$179,808,843	$103,126,884
(1)	Loan was interest-only through April 30, 2022 and is at a fixed rate of interest.
(2)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%.
(3)	Loan is interest-only until maturity.
(4)	The Company has notified the lender of its intention to exercise the option under the loan agreement to extend the maturity date to February 5, 2025. The parties are working to finalize the extension documents as of the date of this filing.
(5)	Maturity date extended to May 15, 2024. See Note 11 “Subsequent Events.”
(6)	Loan is interest-only for the first 24 months after origination.
(7)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%.

(8)	Proceeds of this loan were used to repay in full the original loan secured by the Fargo Property entered into on January 24, 2022 with A-1 Bonds.
(9)	Loan is interest-only for the first 18 months after origination.
(10)	Proceeds of this loan were used to repay in full the original loan secured by the El Paso Airport Property entered into on February 14, 2022 with A-1 Bonds.
(11)	Maturity date extended to March 28, 2024 per terms of loan agreement. See Note 11 “Subsequent Events.”
(12)	Tranche 3’s maturity date is August 2, 2028. Tranche 1 is interest-only until maturity, beginning six months after the issuance of the loan. Tranche 3’s payments are deferred until a certain appraised value is attained in accordance with the terms of the loan.
(13)	On April 18, 2023, this loan was repaid in full and refinanced with a new loan secured by the Fort Collins Property. See Note 11 “Subsequent Events.”
(14)	Loan is interest-only through February 25, 2024.
(15)	Variable interest rate equal to U.S. Prime plus 0.50%
(16)	See note 7, - Legendary A-1 Bonds, LLC (“A-1 Bonds”)
(17)	Maturity date extended to April 30, 2024. See Note 11 “Subsequent Events.”

Future Minimum Payments

As of September 30, 2022, the future minimum principal payments on the Company’s debt were as follows:

2022	$8,807,534
2023	35,088,169
2024	44,029,119
2025	34,422,121
2026	20,548,387
Thereafter	40,187,040
183,082,370

Premium on assumed debt, net	221,582
Deferred financing costs, net	(3,495,109)
$179,808,843

The $8.8 million of future minimum principal payments due in 2022 includes the maturities of the Western Revolving Line of Credit and the A-1 Revolving Line of Credit.  The Company is currently negotiating with the lender on each Revolving Line of Credit to extend the maturity date of each Revolving Line of Credit, but neither lender has any obligation to extend.

The $35.1 million of future minimum principal payments due in 2023 includes the maturities of the mortgage debt secured individually by the Lakewood Property, El Paso Property, and Fort Collins Property of $13.0 million, $7.9 million and $11.5 million, respectively. The Company has the option to extend the maturity date for the $13.0 million mortgage loan related to the Lakewood Property to March 29, 2024, the $7.9 million loan related to the Holiday Inn El Paso Property to May 15, 2024 and the $11.5 million loan related to the Fort Collins Property to August 3, 2024, as long as certain conditions contained in each loan agreement are satisfied. The Company has the intention and anticipates having the ability to extend the maturity dates on all of these loans.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of September 30, 2022 and December 31, 2021 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of September 30, 2022. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of September 30, 2022, the estimated fair value of the Company’s mortgage debt was $173.9 million, compared to the gross carrying value $174.8 million. As of December 31, 2021, the estimated fair value of the Company’s mortgage debt was $103.7 million, compared to the gross carrying value $103.9 million.

6. INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the period ended September 30, 2022 and did not pay any federal and state income taxes for the period ended September 30, 2021. The Company did not have any uncertain tax positions as of September 30, 2022 or December 31, 2021.

The Company’s TRS generated a net operating loss (“NOL”) for the nine months ended September 30, 2022 and the year ended December 31, 2021, which can be carried forward to offset future taxable income. As of September 30, 2022, the Company expects its TRS to generate additional NOL during the year ended December 31, 2022, and as a result, the Company has recognized a full valuation allowance against its deferred tax assets of $6.1 million, resulting in a net deferred tax liability of $3.3 million. As of December 31, 2021, the Company had recorded a net deferred tax asset of $2.5 million, primarily attributable to its NOLs generated in the current year and prior periods, net of temporary differences primarily related to deprecation. The Company’s NOLs will expire in 2038 through 2042 for state tax purposes and will not expire for federal tax purposes. As of September 30, 2022, and December 31, 2021, the Company had deferred tax assets attributable to NOL carryforwards for federal income tax purposes of $5.2 million and $4.2 million, respectively, and NOL carryforwards for state income tax purposes of $0.9 million and $0.6 million, respectively. As of September 30, 2022, the tax years 2018 through 2021 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the nine months ended September 30, 2022 and 2021, were as follows:

	Incurred
	For the Nine Months Ended September 30,
	2022	2021
Fees:
Acquisition fees	$1,484,822	$753,480
Financing fees	1,719,851	753,480
Asset management fees	1,368,584	848,237
	$4,573,257	$2,355,197

Reimbursements:
Offering costs	$1,831,075	$1,006,775
General and administrative	2,753,552	2,095,545
Sales and marketing	224,011	146,164
Acquisition costs	44,318	81,651
	$4,852,956	$3,330,135

For three and nine months ended September 30, 2022, the Operating Partnership recorded distributions payable to the Advisor in the amount of $86,118 and $246,297, respectively, in connection with the Advisor’s ownership of Series B LP Units. For the three and nine months ended September 30, 2021, the Operating Partnership recorded distributions payable to the Advisor in the amount of $75,001 and $219,764, respectively. As of September 30, 2022 and December 31, 2021, the Company had distributions payable to the Advisor in the amount of $256,948 and $296,164, respectively. For the nine months ended September 30, 2022 and 2021, the Company paid distributions in the amount of $30,092 and $29,812, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of September 30, 2022, Corey Maple, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama, Southaven, Mississippi, and Fargo, North Dakota, which had original loan amounts of $9.6 million, $13.5 million, and $7.4 million, respectively, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Maple is also a guarantor of the loan secured by the El Paso University Property, which had an original principal loan amount of $14.4 million. Norman Leslie is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. For the nine months ended September 30, 2022 and for the year ended December 31, 2021, the Company accrued guarantee fees in the amount of $117,115 and $159,414 respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $864,636 remained unpaid at September 30, 2022 and is included in Due to related parties on the accompanying consolidated balance sheet. See Note 11, “Subsequent Events,” for a description of additional guarantees entered into subsequent to September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Company had amounts due and payable to the Advisor and its affiliates of $4,112,213 and $2,035,708, respectively, which is included in Due to related parties on the accompanying consolidated balance sheets.

NHS, LLC dba National Hospitality Services — NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. NHS provides property management and hotel operations management services for the Company’s hotel properties, pursuant to individual management agreements. The agreements have an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms.

NHS earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties, equal to up to 4% of gross revenue. NHS may also earn an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. The Company reimburses NHS for certain costs of operating the properties incurred on behalf of the Company. All reimbursements are paid to NHS at cost.

NHS also earns a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received by sellers or contributors during the period of due diligence. Such fee is waived if, upon acquisition by us, NHS is selected as the management company for the hotel property. NHS is also reimbursed for actual out-of-pocket costs incurred in providing the due diligence services. See Note 11 “Subsequent Events” for an additional transaction with NHS occurring subsequent to September 30, 2022.

Fees and reimbursements earned by NHS for the nine months ended September 30, 2022 and 2021, and fees and reimbursements payable to NHS for the nine months ended September 30, 2022 and year ended December 31, 2021, were as follows:

	Incurred		Payable as of
	For the Nine Months Ended September 30,		September 30,	December 31,
	2022	2021	2022	2021
Fees:
Management fees	$803,022	$489,107	$147,007	$66,407
Administrative fees	140,495	91,922	32,953	9,461
Accounting fees	138,900	78,418	26,740	12,726
	$1,082,417	$659,447	$206,700	$88,594

Reimbursements	$914,189	$341,150	$120,298	$119,638

One Rep Construction, LLC (“One Rep”) — One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2022 and

2021 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company incurred $159,177 and $61,739 of construction management fees payable to One Rep, respectively. As of September 30, 2022 and December 31, 2021, the amounts outstanding and due to One Rep were $36,126 and $8,138, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) — A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. During the nine months ended September 30, 2022, A-1 Bonds made loans with an aggregate principal amount of $42.5 million to subsidiaries of the Company secured by 4 hotel properties, of which $28.2 million was subsequently paid off prior to the date of this filing. On August 9, 2022, the Company entered into a $5.0 million revolving line of credit with A-1 Bonds, LLC (the “A-1 Revolving Line of Credit”). The A-1 Revolving Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. The A-1 Revolving Line of Credit has a fixed interest rate of 7.00% per annum. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty. As of September 30, 2022, the A-1 Revolving Line of Credit was secured by 500,000 unissued Common LP Units of the Operating Partnership. As of September 30, 2022, there was a $4,757,303 balance outstanding on the A-1 Revolving Line of Credit. See Note 4, “Debt- Lines of Credit”. See Note 11, “Subsequent Events,” for a description of amendments to the A-1 Revolving Line of Credit occurring subsequent to September 30, 2022.

8. FRANCHISE AGREEMENTS

As of September 30, 2022 and December 31, 2021, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,293,181)
Second Quarter 2022	1,540,200	0.175	1,203,791	526,159	1,729,950	20,841
Third Quarter 2022	1,821,829	0.175	1,094,353	452,923	1,547,276	2,268,982
	$4,918,337	$0.525	$3,231,608	$1,546,322	$4,777,930	$(1,003,358)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
Second Quarter 2021	1,465,038	0.175	251,625	1,107,080	1,358,705	853,375
Third Quarter 2021	1,500,023	0.175	1,114,951	1,223,741	2,338,692	122,840
	$4,395,277	$0.525	$1,612,660	$3,412,649	$5,025,309	$(316,020)
(1)	Distributions for the periods from January 1, 2021 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from April 1, 2021 through June 30, 2021 were payable to each stockholder 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from July 1, 2021 through September 30, 2022 were payable to each stockholder as 100% in cash on a monthly basis.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Beginning the second quarter of 2020 through the second quarter of 2021, distributions were paid on a quarterly basis. Beginning in the third quarter of 2021, distributions were paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the tenth day of the following month.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its Share Repurchase Plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our Share Repurchase Plan. The Company repurchased 135,248 shares, pursuant to repurchase requests received during the nine months ended September 30, 2022, which represents an original investment of $1,352,472 for $1,347,319. The Company repurchased 88,088 shares, pursuant to repurchase requests received during the year ended December 31, 2021, which represents an original investment of $880,883 for $856,605. As of September 30, 2022, $133,266 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets. As of September 30, 2022, the Company had $1,723,013 available for eligible repurchases for the remainder of 2022 after accounting for the outstanding redemption proceeds not yet paid on September 30, 2022.

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

Interval Share Offering

The Company was offering up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share. The Company’s board of directors allowed the Interval Share Offering to expire on March 31, 2022. The Company did not issue or sell any shares of Interval Common Stock

Non-Controlling Interests

As of September 30, 2022, the Operating Partnership had four classes of Limited Partner Units which included the Common LP Units, the Series B LP Units, the Series T LP Units and the GO Limited Units. The Series B LP Units are

issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects (as defined below).

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T LP Units at the time of conversion. As of September 30, 2022, the Company had recorded an aggregate value of $44.5 million to the Series T LP Units in connection with such property contributions.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Units Offering for sales which were pending as of that date. As of September 30, 2022, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

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

Series B LP Unit Offering

As of September 30, 2022, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of September 30, 2022, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit, in connection with the Northbrook Property and the El Paso Airport Property acquisitions.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters —From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. After consulting with legal counsel, management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations, cash flows or financial condition, which would require accrual or disclosure of the contingency and possible range of loss, other than the matter described below.

On September 12, 2022, the Advisor and Corey R. Maple received a “Wells notice” from the SEC stating that the SEC staff had made a preliminary determination to recommend to the SEC that it bring an enforcement action against the Advisor and Mr. Maple alleging violations of securities laws in connection with the SEC’s investigation of the Company’s reimbursement of and financial accounting for certain expenses incurred by the Advisor as well as the adequacy of its disclosures related to those policies and practices. The Wells notice was neither a formal charge of wrongdoing nor a final determination that the Advisor or Mr. Maple has violated any law.

As of September 30, 2022, the Company was unable to estimate the cost of complying with the Wells notice or its outcome.  The Advisor and Corey R. Maple agreed to a settlement with the SEC in connection with the action described above on August 28, 2023. See Note 11, “Subsequent Events.”

Property Acquisitions

The seller of the Pineville Property was entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property could have made a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, was based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of September 30, 2022, no additional consideration had paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made. As of the date of this filing, the period to elect to receive additional consideration has passed with no election being made.

In November 2019, the Company entered into a purchase agreement, to acquire three hotel properties in Pennsylvania, from a third party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement. The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers sought the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit. The likelihood of any material loss in connection with the case could not be determined as of September 30, 2022. As a result, no amount was recorded related to this matter as of September 30, 2022, the Earnest Money remained in escrow and is included in restricted cash on the accompanying consolidated balance sheets. This litigation was resolved subsequent to September 30, 2022. See Note 11 “Subsequent Events.”

Contribution Agreements Entered into During the Nine Months Ended and Outstanding as of September 30, 2022

On August 5, 2022, the Operating Partnership and Wichita Airport Hospitality, LLC (the “Wichita HIEX Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Wichita HIEX Contribution Agreement”), pursuant to which the Wichita HIEX Contributor agreed to contribute the 84-room Holiday Inn Express & Suites Wichita Airport hotel in Wichita, Kansas (the “Wichita HIEX Hotel Property”) to the Operating Partnership. The Wichita HIEX Contributor is not affiliated with the Company or the Advisor. The aggregate consideration for the Wichita HIEX Hotel Property under the Wichita HIEX Contribution Agreement is $7,400,000 plus closing costs, subject to adjustment as provided in the Wichita HIEX Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Wichita HIEX Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the Wichita HIEX Contribution Agreement, the Operating Partnership deposited $50,000 into escrow as earnest money pending the closing or termination of the Wichita HIEX Contribution Agreement. Except in certain circumstances described in the Wichita HIEX Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Wichita HIEX Contribution Agreement, it will forfeit the earnest money. The Company acquired the Wichita HIEX Hotel Property subsequent to September 30, 2022. See Note 11, “Subsequent Events.”

On August 16, 2022, the Operating Partnership and Terrapin ABQ Airport, LLC (the “Sheraton Albuquerque Airport Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Sheraton Albuquerque Airport Contribution Agreement”), pursuant to which the Sheraton Albuquerque Airport Contributor agreed to contribute the 276-room Sheraton Hotel Albuquerque Airport in Albuquerque, New Mexico (the “Sheraton Albuquerque Airport Property”) to the Operating Partnership. The Sheraton Albuquerque Airport Contributor is not affiliated with the Company or the Advisor. The aggregate consideration for the Sheraton Albuquerque Airport Property under the Sheraton Albuquerque Airport Agreement is $13,500,000 plus closing costs, subject to adjustment as provided in the Albuquerque Sheraton Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Sheraton Albuquerque Airport Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Common Limited Partnership Units of the Operating Partnership and cash at closing. As required by the Sheraton Albuquerque Airport Contribution Agreement, the Operating Partnership deposited $250,000 into escrow as earnest money pending the closing or termination of the Sheraton Albuquerque Airport Contribution Agreement. Except in certain circumstances described in the Sheraton Albuquerque Airport Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Sheraton Albuquerque Airport Contribution Agreement, it will forfeit the earnest money. The Sheraton Albuquerque Airport Contribution Agreement was terminated subsequent to September 30, 2022. See Note 11, “Subsequent Events.”

The Operating Partnership entered into contribution agreements for the contribution of hotel properties in Fort Collins, Colorado, Manhattan, Kansas, and Lawrence Kansas, during 2022.  Each of these agreements was terminated by the

Operating Partnership on August 30, 2022, and the earnest money deposit with respect to each such property was fully refunded to the Operating Partnership on August 30, 2022.

11. SUBSEQUENT EVENTS

Update to Offering Price and Share NAV

The Company’s board of directors approved a revised net asset value (“NAV”) of the Company’s assets as of December 31, 2022. As a result, the price per share of the Company’s common stock, $0.01 par value per share (each, a “Share”), in the Offering and the Share NAV were adjusted from $10.00 to $10.57 effective January 6, 2023. The issue price of the Common LP Unit and the Series T LP Unit of the Operating Partnership also increased to $10.57. The Offering price was determined by the board of directors taking into account appraisals of the Company’s real estate properties and other factors deemed relevant by the board of directors. The Company makes no representations, whether express or implied, as to the value of the Shares offered in the Offering. In the event the Offering price per Share is increased or decreased, the number of Shares subject to the Offering will be adjusted to reflect such change and the maximum offering amount will remain unchanged.

A-1 Line of Credit Amendments

On December 22, 2022, the Operating Partnership, the Company and A-1 Bonds entered into a Change in Terms Amendment in connection with the A-1 Line of Credit. This Amendment increased the A-1 Line of Credit to $7.5 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Line of Credit to 750,000 Common LP Units.

On January 12, 2023, the Operating Partnership, the Company and A-1 Bonds entered into a Change in Terms Amendment in connection with the A-1 Line of Credit. This Amendment increased the A-1 Line of Credit to $10.0 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Line of Credit to 1,000,000 Common LP Units.

On April 18, 2023, the Operating Partnership, the Company and A-1 Bonds entered into a Change in Terms Amendment in connection with the A-1 Line of Credit. This Amendment increased the A-1 Line of Credit to $13.3 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Line of Credit to 1,330,000 Common LP Units.

The Company and A-1 Bonds are working to finalize an extension of the A-1 Line of Credit as of the date of this filing, however there can be no assurance that an extension will be granted.

Western Line of Credit Amendments

On December 15, 2022, the Operating Partnership, the Company and Corey Maple entered into a Change in Terms Amendment in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from December 15, 2022 to April 15, 2023. Additionally, through the amendment on December 15, 2022, the Loan added the Company’s Hampton Inn hotel property in Fargo, North Dakota as security for the loan, so that the Western Line of Credit is now secured by the Company’s Hampton Inn hotel property in Eagan, Minnesota, the Company’s Holiday Inn Express hotel property in Cedar Rapids, Iowa, the Company’s Hampton Inn hotel property in Fargo, North Dakota, and limited partnership units of the Operating Partnership.

On April 15, 2023, the Operating Partnership, the Company and Corey Maple entered into a Change in Terms Amendment in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from April 15, 2023 to June 15, 2023.

On July 31, 2023, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from June 15, 2023 to September 15, 2023. This amendment also added an additional 200,000 limited partnership units of the Operating Partnership as collateral for the loan, for a total of

300,000 limited partnership units.

On October 9, 2023, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement, effective as of October 4, 2023 in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from September 15, 2023 to November 15, 2023. This amendment also reduced the maximum credit to $4.67 million and required the Operating Partnership to pay Western State Bank a principal curtailment of $0.3 million.

On December 27, 2023, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from November 15, 2023 to April 30, 2024.

NHS Loan

On March 6, 2023, the Company entered into a $600,000 loan agreement (the “NHS Loan”) with NHS. The NHS Loan requires the payment of monthly interest beginning on April 6, 2023, with all outstanding principal and interest amounts being due and payable at maturity on July 6, 2023. The NHS Loan has a fixed interest rate of 7.0% per annum. Outstanding amounts under the NHS Loan may be prepaid in whole or in part without penalty. The NHS Loan is secured by 60,000 partnership units of the Operating Partnership.

On December 28, 2023, the Company entered into a Change in Terms Agreement with the Operating Partnership and NHS in connection with the NHS Loan to extend the maturity date of the NHS Loan to January 31, 2024. This amendment also provided that in lieu of monthly interest payments, all accrued interest shall be due and payable on the maturity date with the full principal balance.

The Company and NHS are working to finalize an extension of the NHS loan as of the date of this filing, however there can be no assurance that an extension will be granted.

Fort Collins Loan Refinancing

On April 18, 2023, pursuant to the Loan Agreement, dated as of April 18, 2023 (the “New Fort Collins Loan Agreement”), LF3 RIFC, LLC and LF3 RIFC TRS LLC (collectively, the “Fort Collins Borrower”), subsidiaries of the Operating Partnership entered into a new $11.2 million loan with Access Point Financial, LLC (“Access Point”), which is secured by the Fort Collins Property (the “New Fort Collins Loan”). Access Point is not affiliated with the Company or the Advisor. The New Fort Collins Loan is evidenced by a promissory note and has a variable interest rate per annum equal to 30-day secured overnight financing rate plus 6.25%. The New Fort Collins Loan matures May 4, 2025, with the option for up to three one-year extensions if requirements are met, including certain required debt service coverage ratios and the payment of an extension fee. The New Fort Collins Loan requires monthly interest-only payments through May 4, 2025, followed by monthly payments of principal and interest through any extensions, with the outstanding principal and interest due at maturity. The Fort Collins Borrower has the right to prepay up to 10% of the outstanding principal amount of the New Fort Collins Loan on certain permitted prepayment dates with a 10-day notice. If prepaid during the first 25 months of the initial term, such a prepayment would include a prepayment fee equal to the sum of 24 months of interest payments that, but for the prepayment, would have been due and payable on the prepaid principal amount had a prepayment not occurred. When the Fort Collins Borrower pays the entire remaining principal balance, whether prepaid or on maturity, the Fort Collins Borrower will incur an exit fee of $112,000. The New Fort Collins Loan includes cross-default provisions such that a default under certain other agreements of the Fort Collins Borrower, the Guarantors described below and the property manager of the Fort Collins Property constitute a default under the New Fort Collins Loan. The Fort Collins Borrower used the proceeds of the New Fort Collins Loan to repay the original $11.5 million loan with A-1 Bonds which was secured by the Fort Collins Property, pursuant to a Loan Agreement, dated as of August 3, 2022.  The original loan was evidenced by three promissory notes in the amounts of $10,298,535 (“Tranche 1”), $700,000 (“Tranche 2”) and $501,465 (“Tranche 3”) and had a fixed interest rate of 7.0% per annum. On April 18, 2023, the proceeds of the New Fort Collins Loan were used to refinance the original loan, and the outstanding obligations under Tranche 1 were repaid in full and under Tranche 2 were forgiven. A 1.75% exit fee was paid on Tranche 1, and no penalty was incurred on Tranche 1 or Tranche 2. Tranche 3 remains an ongoing obligation, no longer secured by the Fort Collins Property, under the terms of the original loan and Tranche 3 promissory note. All guaranties in connection and collateral with respect to the original loan and Tranche 1,

Tranche 2 and Tranche 3 promissory notes have been terminated or released, and all commitments with respect to the original loan and Tranche 1 and Tranche 2 promissory notes have been terminated or released.

Pursuant to the New Fort Collins Loan Agreement, Corey Maple and Norman Leslie entered into a Guaranty with Access Point to guarantee payment when due of the principal amount of indebtedness outstanding, including accrued interest and collection costs and expenses, and the performance of the agreements of the Fort Collins Borrower contained in the loan documents.

El Paso HI Loan Modification

LF3 El Paso, LLC and LF3 El Paso TRS LLC (collectively, the “El Paso HI Borrower”), subsidiaries of the Operating Partnership, entered into a $7.9 million loan (the “Holiday Inn El Paso Loan”) with EPH Development Fund LLC (“EPH”), secured by the El Paso HI Property, pursuant to a loan agreement, dated as of May 12, 2021. The Holiday Inn El Paso Loan had a maturity date of May 15, 2023.

On May 15, 2023, the El Paso HI Borrower, the Operating Partnership and Corey R. Maple entered into a first loan modification agreement with EPH, which extended the maturity date to May 15, 2024. As a condition to the extension, the El Paso HI Borrower agreed to pay down $300,000 of the Holiday Inn El Paso Loan, modifying the principal outstanding balance to be $7.6 million. In addition, as a condition to the extension, the El Paso HI Borrower agreed to deposit $819,674 into an FF&E Reserve account held by EPH.

As an additional condition to the extension, the Operating Partnership and HD Sunland Park Property LLC (the “El Paso HI Contributor”) agreed to amend the Amended and Restated Contribution Agreement, dated as of May 12, 2021, to allow the Operating Partnership to offer the El Paso HI Contributor of the El Paso HI Property an adjustment in the conversion of Series T Limited Units to Common Limited Units or other financial adjustments if the Operating Partnership determines that the El Paso HI Contributor’s extension of the determination of the Series T value to 48 months after issuance to the El Paso HI Contributor may result in actual or possible financial or other loss or litigation.

Lakewood Loan Extended

As previously disclosed, the subsidiaries of the Operating Partnership and A-1 Bonds entered into a loan agreement in the amount of $12.6 million secured by the Lakewood Property. Per the terms of the agreement, the subsidiaries of the Operating Partnership executed the option to extend the maturity date of the loan to March 28, 2024.

SEC Settlement

As mentioned in Note 12 “Commitments and Contingencies”, on August 28, 2023, the Advisor and Corey R. Maple agreed to a settlement with the SEC, in which the Advisor agreed to pay disgorgement of $463,900 to the Company.

Creation of Series GO II LP Units

April 7, 2023, the Operating Partnership established the terms of a new series of limited partner units designated as Series Growth & Opportunity II Limited Partner Units (“Series GO II LP Units”) to be issued from time to time. The Operating Partnership commenced a separate offering for the purchase of the Series GO II LP Units at a purchase price equal to 75% of the Share NAV. The purchase price based on the current Share NAV is $7.93 per Series Go II LP Unit. The Series GO II LP Units will be specially allocated all Net Income (including book-up income) in proportion to the 25% issue price shortfall, until the positive Capital Account balance of each Series GO II LP Unit is equal to the Share NAV. As a result, the issuance of Series GO II LP Units will be dilutive to the General Partner Units and therefore, to the shares of common stock of the Company. See “—GO II Unit Offering” below for status of the offering.

Resolution of Litigation with PA Sellers

Effective November 20, 2023, the Operating Partnership and Central PA Equities 17, LLC, Central PA Equities 19, LLC, and Springwood – FHP LP (collectively, the “PA Seller”) enter into a settlement agreement and general release of all claims (the “Settlement Agreement”) regarding the asset purchase agreement dated November 22, 2019 (as amended, the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Operating Partnership agreed to acquire the 108-room Fairfield Inn & Suites by Marriott hotel in Hershey, Pennsylvania, the 107-room Home2 Suites by Hilton hotel in York, Pennsylvania, and the 100-room Hampton Inn & Suites by Hilton hotel in York, Pennsylvania (collectively, the “Hotel Properties”) from the PA Seller for $46.9 million plus closing costs, subject to adjustment as provided in the Purchase Agreement. As required by the Purchase Agreement, the Operating Partnership deposited a total of $1.5 million into escrow as earnest money pending the closing or termination of the Purchase Agreement (the “Earnest Money Deposit”).

Pursuant to the Settlement Agreement, the PA Seller received $700,000 of the Earnest Money Deposit, and the Operating Partnership received $800,000 of the Earnest Money Deposit. Accrued interest on the Deposit was split between the parties with 7/15 of the total amount being paid to the PA Seller and 8/15 of the total amount being paid to the Operating Partnership. Incurred fees of the Escrow Agent were paid by the Operating Partnership in accordance with the Settlement Agreement. The Operating Partnership and all related entities are released and forever discharged from all claims related to or arising from the Purchase Agreement.

Distributions Paid

On October 4, 2022, the Company declared cash distributions totaling $396,328, DRIP distributions totaling $157,718, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $66,570 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates September 1 through September 30, 2022 to holders of record on each calendar day of such period. The distribution declared for September 2022 was paid on October 10, 2022.

On November 3, 2022, the Company declared cash distributions totaling $418,146, DRIP distributions totaling $138,014, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $75,430 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates October 1 through October 31, 2022 to holders of record on each calendar day of such period. The distribution declared for October 2022 was paid on November 10, 2022.

On December 8, 2022, the Company declared cash distributions totaling $420,494, DRIP distributions totaling $137,567, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $79,424 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s current share net asset value of $10.00, for daily record dates November 1 through November 30, 2022 to holders of record on each calendar day of such period. The distribution declared for November 2022 was paid on December 9, 2022.

On January 4, 2023, the Company declared cash distributions totaling $420,543 and DRIP distributions totaling $139,519, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $83,099 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates December 1 through December 31, 2022 to holders of record on each calendar day of such period. The distribution declared for December 2022 was paid on January 10, 2023.

On February 7, 2023, the Company declared cash distributions totaling $434,653 and DRIP distributions totaling $126,842, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $86,988 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates January 1 through January 31, 2023 to holders of record on each calendar day of such period. The distribution declared for January 2023 was paid on February 10, 2023.

On March 7, 2023, the Company declared cash distributions totaling $434,351 and DRIP distributions totaling $129,458, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $90,200 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates February 1 through February 28, 2023 to holders of record on each calendar day of such period. The distribution declared for February 2023 was paid on March 10, 2023.

On April 4, 2023, the Company declared cash distributions totaling $432,563 and DRIP distributions totaling $132,987, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $93,696 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates March 1 through March 31, 2023 to holders of record on each calendar day of such period. The distribution declared for March 2023 was paid on April 10, 2023.

On May 9, 2023, the Company declared cash distributions totaling $441,332 and DRIP distributions totaling $125,684, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $102,500 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates April 1 through April 30, 2023 to holders of record on each calendar day of such period. The distribution declared for April 2023 was paid on May 10, 2023.

On June 12, 2023, the Company declared cash distributions totaling $441,771 and DRIP distributions totaling $126,101, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $113,949 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates May 1 through May 31, 2023 to holders of record on each calendar day of such period. The distribution declared for May 2023 was paid on June 15, 2023.

On July 10, 2023, the Company declared cash distributions totaling $442,403 and DRIP distributions totaling $127,081, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $125,067 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates June 1 through June 30, 2023 to holders of record on each calendar day of such period. The distribution declared for June 2023 was paid on July 14, 2023.

On August 8, 2023, the Company declared cash distributions totaling $443,331 and DRIP distributions totaling $130,236, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $138,225 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates July 1 through July 31, 2023 to holders of record on each calendar day of such period. The distribution declared for July 2023 was paid on August 11, 2023.

On September 11, 2023, the Company declared cash distributions totaling $451,509 and DRIP distributions totaling $123,716, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $160,212 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates August 1 through August 31, 2023 to holders of record on each calendar day of such period. The distribution declared for August 2023 was paid on September 15, 2023.

On October 24, 2023, the Company declared cash distributions totaling $451,660 and DRIP distributions totaling $124,848, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $175,525 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the

Company’s initial offering price of $10.00, for daily record dates September 1 through September 30, 2023 to holders of record on each calendar day of such period. The distribution declared for September 2023 was paid on October 27, 2023.

On November 7, 2023, the Company declared cash distributions totaling $473,526 and DRIP distributions totaling $103,722, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $181,841 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates October 1 through October 31, 2023 to holders of record on each calendar day of such period. The distribution declared for October 2023 was paid on November 20, 2023.

On December 6, 2023, the Company declared cash distributions totaling $471,485 and DRIP distributions totaling $106,956, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $182,164 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates November 1 through November 30, 2023 to holders of record on each calendar day of such period. The distribution declared for November 2023 was paid on December 29, 2023.

On January 16, 2024, the Company declared cash distributions totaling $471,271 and DRIP distributions totaling $108,117 cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $182,262 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates December 1 through December 31, 2023 to holders of record on each calendar day of such period. The distribution declared for December 2023 remained unpaid at the time of this filing.

Property Acquisitions

On December 22, 2022, the Operating Partnership acquired a Holiday Inn Express & Suites hotel property in Wichita, Kansas (the “Wichita Property”) for contractual consideration comprised of the origination of a new loan by subsidiaries of the Operating Partnership with Choice Financial Group (the “Wichita HIEX Lender”) for $5.6 million, secured by the Wichita Property the issuance by the Operating Partnership of 121,762 Series T Limited Units of the Operating Partnership, and the payment by the Operating Partnership of $0.5 million in cash, a portion of which was used to pay off the portion of the Wichita Contributor’s existing loan not covered by the proceeds of the new loan with the Wichita HIEX Lender. The Series T Limited Units will convert into Common Limited Units of the Operating Partnership 36 months after the closing. The number of Common Limited Units to be issued to the Wichita Contributor upon conversion will be calculated pursuant to the terms of the Wichita Contribution Agreement, which may be higher or lower than the initial valuation of the Series T LP Units. In connection with the loan described above, Corey Maple entered into a Wichita HIEX Guaranty (the “Wichita HIEX Maple Guaranty”) with the Wichita HIEX Lender to guarantee payment when due of 50% of the principal amount of indebtedness outstanding, including accrued interest and collection costs and expenses, and the performance of the agreements of borrower contained in the loan documents, as further described in the Wichita HIEX Maple Guaranty.

Properties Under Contract

On January 31, 2023, the Operating Partnership and CS Real Estate Holding LLC (the “College Station Voco Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “College Station Voco Contribution Agreement”), pursuant to which the College Station Voco Contributor agreed to contribute the 166-room Aggieland Boutique Hotel in College Station, Texas, which the Operating Partnership intends to convert into a Voco by IHG (the “College Station Voco Hotel Property”) to the Operating Partnership. The College Station Voco Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the College Station Voco Hotel Property under the College Station Voco Contribution Agreement is $18,500,000 plus closing costs, subject to adjustment as provided in the College Station Voco Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the College Station Voco Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T Limited Units of the Operating Partnership and cash at closing. As required by the College Station

Voco Contribution Agreement, the Operating Partnership will deposit $50,000 into escrow as earnest money pending the closing or termination of the College Station Voco Contribution Agreement. Except in certain circumstances described in the College Station Voco Contribution Agreement, if the Operating Partnership fails to perform its obligations under the College Station Voco Contribution Agreement, it will forfeit the earnest money. The Company terminated the College Station Voco Contribution Agreement on June 13, 2023. The earnest money deposit was fully refunded to the Operating Partnership.

On April 23, 2023, the Operating Partnership terminated the Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement entered into on August 16, 2022 in connection with the contribution of the 276-room Sheraton Hotel Albuquerque Airport in Albuquerque, New Mexico. Subsequent to December 31, 2022 and prior to termination, the Operating Partnership deposited an additional $150,000 into escrow as earnest money pending the closing or termination of the Sheraton Albuquerque Airport Contribution Agreement. Upon termination, $300,000 of the total earnest money deposit was returned to the Operating Partnership.

Status of the Offering

Our board of directors extended the term of the Offering to May 31, 2024. As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,254,100 shares of common stock, including 1,178,323 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.2 million.

Series T LP Units

The Operating Partnership did not issue any Series T LP Units during the year ended December 31, 2023 to the date of this filing.

Common LP Units

The Operating Partnership did not issue any Common LP Units during the year ended December 31, 2023 to the date of this filing.

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced an offering of Series GO II LP Units. The Operating Partnership has issued and sold 197,606 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $1.5 million as of the date of this filing.

Share Repurchases

On October 21, 2022, the Company paid the outstanding redemption proceeds related to the September 2022 redemption of 13,327 shares of common stock for $133,266 per the terms of the Share Repurchase Plan.

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

Summary Risk Factors

Our business faces significant risks and uncertainties. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Quarterly Report on Form 10-Q that could materially and adversely affect our business, financial condition, results of operations and cash flows. This summary highlights certain of the risks and uncertainties but does not address all of the risks that we face which could cause our actual results to differ materially from those presented in our forward-looking statements. You should interpret many of the risks identified in this summary and in our Annual Report on Form 10-K and in Part II, Item 1A herein, as being heightened as a result of the ongoing and numerous adverse impacts of the novel coronavirus (“COVID-19”) pandemic.

Risks Related to Our Business

●	The COVID-19 pandemic has had a negative impact on the U.S. and world economies and business activities. The extent to which the COVID-19 pandemic adversely affects our results of operations, returns and profitability, as well as our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, the distribution and efficacy of vaccines, continued emergence of new strains of COVID-19, actions taken to contain the COVID-19 outbreak or to mitigate its impact and the direct and indirect economic effects of the COVID pandemic. These trends, together with increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation resulting from the COVID-19 pandemic or other causes, may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies and may continue to adversely affect our hotel operations and financial results. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, our company and our properties may be subject to similar risks as posed by COVID-19.
●	We have a limited operating history and may not be successful at operating a real estate investment trust, or REIT, which may adversely affect our ability to make distributions to our stockholders.
●	Our advisor, Legendary Capital REIT III, LLC (the “Advisor”), its executive officers and other key personnel, the employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor as well as

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
●	We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties for the same or similar services. Such fees may result in conflicts of interest between the Advisor and our stockholders due to the nature of the incentive fees and management fees.
●	We have paid distributions from proceeds from our ongoing private offering described below (the “Offering”) and, to the extent our board of directors declares future distributions, we may continue to fund distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital.
●	If we are unable to raise substantial funds in our securities offerings, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue.
●	We may be unable to identify properties that meet our investment criteria in a timely manner or on acceptable terms, and may be unable to consummate investment opportunities that we identify, which could result in reduced returns or reduce the amount available for distributions to our stockholders.
●	We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders.
●	We and our hotel managers rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, reservations, billing and operating data. It is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information, which may subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
●	We have been delinquent in our SEC reporting obligations for over 12 months, and continue to be delinquent with respect to several Quarterly Reports on Form 10-Q. We cannot provide assurance that our business will not be materially adversely affected by our previous and potential future failures to file required periodic reports on a timely basis. Despite the filing of this quarterly report on Form 10-Q, we face a continuing risk that the SEC will initiate an administrative proceeding to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to timely file our annual report on Form 10-K and our continuing delinquent quarterly reports on Form 10-Q. There may be continued concern on the part of investors and employees about our financial condition and extended filing delay status, which may result in the loss of business opportunities, limitations on our ability to raise capital, and general reputational harm. Any of the foregoing could materially adversely affect our business, results of operations and financial condition.

Risks Related to the Lodging Industry and Real Estate Industry

●	Demand for our properties may be affected by various factors, including an over-supply or over-building of hotel properties in our properties’ markets and general economic conditions. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.
●	We may be unable to dispose of our properties on advantageous terms or at all due to various factors, including weakness in our properties’ markets, unavailability of financing, changes in the financial condition of prospective purchasers or changes in general economic conditions, which could reduce our cash flow and limit our ability to make distributions to our stockholders.
●	Adverse economic, business or real estate developments in our markets, as well as low consumer confidence, declines in corporate budgets, high rates of inflation, and decreases in personal discretionary spending levels, may adversely affect our financial performance and the value of our properties and may limited our ability to pay distributions to our stockholders.
●	The hospitality industry is seasonal in nature. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.
●	We rely on management companies to operate our hotel properties, giving us less control than if we were managing the hotels ourselves. Further, NHS, LLC dba National Hospitality Services (“NHS”), the management company currently directly or indirectly managing nine of our existing hotel properties on a day-to-day basis, is an affiliate of Norman H. Leslie, a director and officer of the Company and a principal of the Advisor. This relationship may cause conflicts of interest between the Advisor and our stockholders.
●	Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business.

Risks Related to Debt Financing

●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which will put those investments at risk of forfeiture if we are unable to repay such debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders.
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, refinance or extend existing financing, which will depend on debt and capital markets conditions. In addition, we have loans with variable interest rates, and may incur additional variable rate debt in the future. Volatility in these markets could negatively impact such loans. Interest rates have risen recently and may continue to rise, though the timing and amount of any such future interest rate increases are uncertain. There can be no assurance that we will be able to obtain financing or refinance or extend existing financing on favorable terms, or at all.

Federal Income Tax Risks

●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”), and in Part II, Item 1A herein.

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

Our Advisor is wholly-owned by Corey Maple and Norman Leslie. To facilitate our REIT structure, the Operating Partnership formed Lodging Fund REIT III TRS, Inc., a Delaware corporation (“Master TRS”), to act as the “master” taxable REIT subsidiary (“TRS”) entity. When we acquire a Project, the Master TRS forms a separate wholly-owned TRS to act as lessee of the Project (a “TRS Lessee”). That TRS Lessee will enter into a lease agreement with a wholly-owned subsidiary of the Operating Partnership to operate the Project. We have engaged National Hospitality Services (“NHS”) to manage eleven of the Projects acquired to date; however, we can engage and have engaged third party property management companies. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services.

We have invested and continue to invest primarily in 80 to 200 room limited-service, select-service, full-service and extended-stay hotel properties with strong mid-market brands in America’s Heartland. As of September 30, 2022, we owned 17 hotel properties and owned an equity and profits interest in the parent of an entity which holds a leasehold interest in one additional hotel property with an aggregate of 2,177 rooms located in nine states.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

Initial Offering

We are currently conducting an offering (the “Offering”) in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 in an amount of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2024, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan

(“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum for Offering, the shares offered in the Offering for cash are being offered at an initial price of $10.00 per share, with the shares issued pursuant to the DRIP being purchased at an initial price of $9.50 per share. As of September 30, 2022, we have issued and sold 9,790,511 shares of common stock, including 972,850 shares attributable to the DRIP, and received aggregate proceeds of $95.7 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $83.3 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of September 30, 2022, we have repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469. As of September 30, 2022, $133,266 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets included as part of this Quarterly Report on Form 10-Q.

Interval Share Offering

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock was a maximum offering of $30,000,000, which may be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. Our board of directors allowed the Interval Share Offering to expire on March 31, 2022. We did not issue or sell any shares of Interval Common Stock in the Offering.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series Growth & Opportunity Limited Partner Units (“Series GO LP Units”), with a maximum offering of $20,000,000, which could be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of September 30, 2022, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common

LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of September 30, 2022, we had recorded an aggregate value of $44.5 million to the Series T LP Units in connection with such property contributions.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of September 30, 2022, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit, in connection with two property acquisitions.

Independent Director Compensation

During 2022, we began compensating our independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. On March 31, 2022, June 30, 2022 and September 30, 2022, we issued 500 shares of our common stock to each of our three independent directors and, for the nine months ended September 30, 2022, recognized stock-based compensation expense of $45,000. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

Key Transactions During Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022, we acquired six hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property with an aggregate of 813 rooms located in four states. Each of these six acquired hotel properties were acquired pursuant to a contribution agreement. The aggregate purchase price for these contribution agreements was $87.5 million, consisting of the issuance of Series T LP Units, Common LP Units, assumption or repayment of loans secured by the properties and payment of cash. The number of Common LP Units to be issued to each contributor based on the conversion of Series T LP Units may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price was determined to be the value assigned by a third party appraisal rather than the contractual purchase price, as the appraisal value was more reliably measured. The property in which we acquired an equity and profits interest in the parent of the entity which holds a leasehold interest has a property purchase price of $12.9 million.

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

Market Outlook

The hospitality industry has been significantly impacted by the COVID-19 pandemic, which began in early 2020. The pandemic caused a sharp decline in occupancy and RevPAR in 2020 and early 2021. However, the recovery of demand in our hotels accelerated in the second, third and fourth quarters of 2021, led primarily by robust leisure demand. Demand continued to recover in 2022. For the nine hotel properties acquired prior to July 1, 2021, RevPAR in 2022 as compared to 2021 increased by 12% to $88.44 from $79.30. ADR and occupancy also increased by 8% and 3% from 2021 to 2022. Business transient and group demand remains well below pre-pandemic levels in most markets, but such demand could increase if corporate travel increases. During the nine months ended September 30, 2022, inflation in the United States accelerated and is expected to continue at an elevated level in the near-term. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. Higher interest rates could have an adverse impact on our financing costs as well as general and administrative expenses and property operating expenses. Further, increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies, and may continue to adversely affect our hotel operations and financial results.

We cannot predict if and when the demand for our hotel properties will return to pre-outbreak levels of occupancy and pricing. Continued improvement in operating results will be dependent on continued strength in leisure travel and a recovery of business travel, as well as moderating inflation. In addition, if in the future there is a pandemic, epidemic or outbreak of another highly infectious or contagious disease or other health concern affecting states or regions in which we operate, we and our properties may be subject to similar risks and uncertainties as posed by COVID-19.

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

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2024, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. We had also used the net proceeds from the GO Unit Offering to conduct our operations. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and unused proceeds from the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2022, we had raised approximately $92.9 million in gross offering proceeds from the sale of shares of our common stock in the Offering and approximately $21.5 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of September 30, 2022, we consolidated eighteen hotel properties, consisting of seventeen hotel properties owned by us and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for all but one of the properties acquired in 2022 and the equity and profits interest acquired in 2022, the issuance of Series T LP Units to the contributor as part of the consideration, and for one of the properties acquired in 2021, the issuance of Common LP Units Operating cash needs during the year ended September 30, 2022 were met through cash flow generated by these real estate investments and with proceeds from our Offering and the GO Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of September 30, 2022, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 60%.

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

Our other hotel properties are managed by Vista Host Inc., Interstate Management Company, LLC (“Aimbridge”), KAJ Hospitality Inc.  and HP Hotel Management Inc. These management companies earn a base management fee in an amount between 2.0% and 3.0% of gross revenue, plus monthly accounting fees and in some cases a monthly fee for customized accounting services, revenue management and digital marketing. They also may earn an incentive management fee if certain performance metrics are achieved. We also reimburse the management companies for certain costs of operating the hotel properties on our behalf. All reimbursements are paid to such management companies at cost.

One Rep, a related party, provides construction oversight, project management, and other related services to the Company. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company also reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost.

The franchise agreements for certain of our hotels require we provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of September 30, 2022, we have set aside $3.4 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $2.9 million on capital improvements at our operating hotels during the year ended December 31, 2021 and approximately $4.5 million on capital improvements at our operating hotels during the nine months ended September 30, 2022. Due to the COVID-19 pandemic, we canceled or deferred a significant portion of the planned capital improvements at our hotels.

Debt

Lines of Credit

Revolving Line of Credit - Western State Bank

On February 10, 2020, we entered into a $5.0 million revolving line of credit with Western State Bank (the “Western Revolving Line of Credit”). The Western Revolving Line of Credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the Western Revolving Line of Credit was amended to extend the maturity date to May 10, 2021. The Western Revolving Line of Credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of June 30, 2021. On May 6, 2021, the Western Revolving Line of Credit was amended to extend the maturity date to May 10, 2022. On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. On May 5, 2022, the Western Revolving Line of Credit was amended to extend the maturity date to December 15, 2022.

The interest rate as of September 30, 2022 was 6.75% per annum. As of September 30, 2022, the Western Revolving Line of Credit is secured by our Cedar Rapids Property and Eagan Property, which are also subject to term loans with the same lender, and 100,000 Common LP Units of the Operating Partnership. The Western Revolving Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property and the Eagan Property, as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Revolving Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of September 30, 2022, there was a $3,550,000 balance outstanding on the Western Revolving Line of Credit. See “- Subsequent Events” below for a description of amendments to the Western Line of Credit subsequent to September 30, 2022.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (“A-1 Bonds”), which is an affiliate of the Advisor which is owned by Norman Leslie, a director and officer of our company and principal of the Advisor and Corey Maple, a director of our company and principal of the Advisor. The A-1 Revolving Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. The A-1 Revolving Line of Credit has a fixed interest rate of 7.00% per annum. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty. As of September 30, 2022, the A-1 Revolving Line of Credit was secured by 500,000 unissued Common LP Units of the Operating Partnership. As of September 30, 2022, there was a $4,757,303 balance outstanding on the A-1 Revolving Line of Credit. See “- Subsequent Events” below for a description of amendments to the A-1 Line of Credit subsequent to September 30, 2022.

Mortgage Debt

As of September 30, 2022, we had $174.8 million in outstanding mortgage debt secured by each of our eighteen hotel properties, with maturity dates ranging from March 2023 to April 2029. Sixteen of the loans have fixed interest rates ranging from 3.70% to 7.00%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 8.56% as of September 30, 2022. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 8.81% as of September 30, 2022. Collectively, the weighted-average interest rate is 5.54%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 18 months following origination, and generally require a balloon payment due at maturity. As of September 30, 2022 and December 31, 2021, certain mortgage debt was guaranteed by the members of the Advisor. See Note 7 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor. See “—Subsequent Events” below for a description of changes to mortgage debt occurring subsequent to September 30, 2022.

As of September 30, 2022, we were not in compliance with the required financial covenants under the terms of the promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts us into a trigger period pursuant to the loan documents. We have requested and received a waiver of the financial covenants for all measurement periods through December 31, 2022. Except as described above for the Pineville Loan, we were in compliance with all debt covenants as of September 30, 2022.

See Note 4 “Debt” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding our mortgage debt and information regarding future minimum principal payments on our debt as of September 30, 2022.

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

Employee Retention Credit (“ERC”)

Under the provisions of the CARES Act, and the subsequent extension of the CARES Act, the Company was eligible for a refundable Employee Retention Credit (“ERC”) subject to certain criteria. During 2021, the Company applied for and received a $0.8 million employee retention credit that is included in other income (expense) in the consolidated statements of operations. The Company received the funds from the ERC in April of 2023.

Properties Under Contract

As of the date of this filing, we had no hotel properties under contract.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(1,003,358)	$(316,020)
Net cash used in investing activities	(47,624,374)	(4,357,089)
Net cash provided by financing activities	51,764,621	6,028,534
Net increase in cash, cash equivalents and restricted cash	$3,136,889	$1,355,425

Cash Flows From Operating Activities

As of September 30, 2022, we owned seventeen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. During the nine months ended September 30, 2022 net cash used in operating activities was $1.0 million and during the nine months ended September 30, 2021, net cash used in operating activities was $0.3 million. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See "— Results of Operations" for further discussion of our operating results for the nine months ended September 30, 2022 and 2021.

Cash Flows From Investing Activities

Net cash used in investing activities was $47.6 million for the nine months ended September 30, 2022 and primarily consisted of $44.4 million used for the acquisitions of hotel properties, $4.5 million used for the improvements and additions to hotel properties and $1.3 million provided from the acquisition of the VIE. Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2021 and primarily consisted of $2.2 million used for improvements and additions to hotel properties and $2.2 million used for the acquisition of three hotel properties.

Cash Flows From Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $51.8 million and consisted primarily of the following:

●	$14.0 million of net cash provided by offering proceeds related to our Offering and GO Unit Offering, net of payments of commissions and other offering costs of $3.2 million;
●	$42.7 million of net cash used by debt financing as a result of proceeds from mortgage debt of $57.9 million and proceeds from lines of credit of $11.0 million, partially offset by principal payments on debt of $20.6 million, principal payments on lines of credit of $3.3 million and payments of financing costs of $2.3 million;
●	$3.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.5 million; and
●	$1.2 million paid for share redemptions.

During the nine months ended September 30, 2021, net cash provided by financing activities was $6.0 million and consisted primarily of the following:

●	$7.4 million of net cash provided by offering proceeds, net of payments of commissions and other offering costs of $2.1 million;
●	$0.8 million of net cash provided by debt financing as a result of proceeds from debt financing of $16.5 million, offset by principal payments on debt of $14.7 million and payments of financing costs of $0.9 million;
●	$1.6 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $3.4 million; and
●	$0.6 million paid for share redemptions.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first three quarters of 2022 and during each quarter of 2021:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,293,181)
Second Quarter 2022	1,540,200	0.175	1,203,791	526,159	1,729,950	20,841
Third Quarter 2022	1,821,829	0.175	1,094,353	452,923	1,547,276	2,268,982
	$4,918,337	$0.525	$3,231,608	$1,546,322	$4,777,930	$(1,003,358)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
Second Quarter 2021	1,465,038	0.175	251,625	1,107,080	1,358,705	853,375
Third Quarter 2021	1,500,023	0.175	1,114,951	1,223,741	2,338,692	122,840
	$4,395,277	$0.525	$1,612,660	$3,412,649	$5,025,309	$(316,020)
(1)	Distributions for the periods from January 1, 2021 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from April 1, 2021 through June 30, 2021 were payable to each stockholder 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from July 1, 2021 through September 30, 2022 were payable to each stockholder as 100% in cash on a monthly basis.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Beginning the second quarter of 2020 through the second quarter of 2021, distributions were paid on a quarterly basis. Beginning in the third quarter of 2021, distributions were paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the tenth day of the following month.

For the nine months ended September 30, 2022, we paid aggregate distributions of $4.8 million, including $3.2 million of distributions paid in cash and $1.5 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the nine months ended September 30, 2022 was $13.4 million. Net cash flow used in operations for the nine months ended September 30, 2022 was $1.0 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

For the nine months ended September 30, 2021, we paid aggregate distributions of $5.0 million, including $1.6 million of distributions paid in cash and $3.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the nine months ended September 30, 2021 was $3.6 million. Net cash flows used in operations for the nine months ended September 30, 2021 was $0.3 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

Going forward we expect our board of directors to continue to authorize and declare distributions, if at all, based on daily record dates. Distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant, and may be paid in cash or in shares pursuant to the DRIP. Our board of directors has not pre-established a percentage rate of return for cash distributions or stock distributions to stockholders.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Results of Operations

Outlook

We expect that revenue, operating expenses, maintenance costs, real estate taxes and insurance, interest expense and management fees will each increase in future periods as a result of owning our current hotel properties for a full annual operating cycle, as well as anticipated future acquisitions of real estate investments. We also expect that revenue and operating expenses will increase in future periods as the industry recovers from the effects of COVID-19. However, future operating results could be impacted by changing market and industry factors, see “ – Market Outlook” above.

Our results of operations for the nine months ended September 30, 2022 and September 30, 2021 are not indicative of those expected in future periods, as we were actively raising capital through our Offering along with acquiring hotel properties during both of these periods As of September 30, 2022 and 2021, we owned ten and seven properties, respectively, for a full 12-month operating cycle. After receiving all necessary third-party approvals, the Lakewood Property, acquired March 29, 2022, opened for business on August 16, 2022.

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

Comparison of the three months ended September 30, 2022 versus the three months ended September 30, 2021

Revenue

Room revenues totaled $15.2 million and $8.3 million for the three months ended September 30, 2022 and 2021, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $0.8 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. Hotel occupancy, ADR, and RevPAR were 70.90%, $124.73, and $88.44, respectively, for the three months ended September 30, 2022. Hotel occupancy, ADR, and RevPAR were 68.90%, $115.08, and $79.30, respectively, for the three months ended September 30, 2021. We define our comparable hotel properties as our properties that were open throughout the periods we are comparing. For the nine comparable hotel properties, hotel occupancy, ADR, and RevPAR were 71.91%, $125.22, and $90.05, respectively, for the three months ended September 30, 2022. For the same nine properties, hotel occupancy, ADR, and RevPAR were 68.73%, $117.30, and $80.62, respectively, for the three months ended September 30, 2021. The increases in hotel occupancy rates, ADR and RevPAR were primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 during 2022. Hotel properties acquired during 2022 contributed $4.2 million to the increase in room revenues and $0.3 million to the increase in other revenue for the three months ended September 30, 2022. See “— Market Outlook” for a discussion of the current and expected impact of the COVID-19 pandemic and inflationary pressures on our business.

Property Operations Expenses

Property operations expenses were $7.5 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The $3.7 million increase in property operations expenses was primarily due to the acquisitions of three hotel properties in the first quarter of 2022 and the acquisition of three properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022.

General and Administrative Expenses

General and administrative expenses were $3.1 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The $1.4 million increase in general and administrative expenses was primarily due to the acquisitions of three hotel properties in the first quarter of 2022 and the acquisition of three properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022.

Sales and Marketing Expenses

Sales and marketing expenses were $1.0 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $0.4 million increase in sales and marketing expenses was primarily due to the acquisitions of three hotel properties in the first quarter of 2022 and the acquisition of three properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022.

Franchise Fees

Franchise fees were $1.4 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $0.8 million increase in franchise fees was primarily due to higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19 and the acquisitions of three hotel properties in the first quarter of 2022 and the acquisition of three properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022.

Management Fees

Management fees were $1.1 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the Advisor increased by $0.3 million. We experienced increased management fees across our portfolio primarily due to higher RevPAR resulting from the ongoing recovery in lodging demand from the impacts of COVID-19.

Acquisition Expenses

Acquisition expenses were $707,639 and $13,317 for the three months ended September 30, 2022 and 2021, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE. The increase in acquisition expenses is primarily related to the acquisition of the VIE that holds the El Paso University Property

Depreciation

Depreciation expenses were $2.2 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. The $0.9 million increase in depreciation expense was primarily due to the acquisitions of three hotel properties in the first quarter of 2022 and the acquisition of three properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022.

Other Income (Expense), net

Other income (expense), net was $3.4 million and ($21,320) for the three months ended September 30, 2022 and 2021, respectively. The change was primarily due to a gain recorded upon acquisition of the VIE.

PPP Loan Forgiveness

PPP loan forgiveness income was $0 and $119,500 for the three months ended September 30, 2022 and 2021, respectively. In August 2021, we received forgiveness on the Southaven TRS Second Draw PPP loan. See “Paycheck Protection Program (“PPP”) Loans” for a detailed discussion on PPP loans and forgiveness.

Interest Expense

Interest expense was $3.0 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. The $1.7 million increase in interest expense was primarily due to the increase in mortgage debt from the acquisitions of three hotel properties in the first quarter of 2022 and the acquisition of three properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Comparison of the nine months ended September 30, 2022 versus the nine months ended September 30, 2021

Revenue

Room revenues totaled $35.7 million and $18.2 million for the nine months ended September 30, 2022 and 2021, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $1.8 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. Hotel occupancy, ADR, and RevPAR were 68.20%, $117.53, and $80.15, respectively, for the nine months ended September 30, 2022. Hotel occupancy, ADR, and RevPAR were 67.06%, $106.44, and $71.38, respectively, for seven months ended September 30, 2021. For the nine comparable hotel properties, hotel occupancy, ADR, and RevPAR were 74.33%, $119.17, and $88.57, respectively, for the nine months ended September 30, 2022. For the same nine properties, hotel occupancy, ADR, and RevPAR were 72.36%, $105.84, and $76.59, respectively, for the nine months ended September 30, 2021. The increases in hotel occupancy rates, ADR and RevPAR were primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 during 2022. Hotel properties acquired during 2022 contributed $6.6 million to the increase in room revenues and $0.5 million to the increase in other revenue for the nine months ended September 30, 2022. See “— Market Outlook” for a discussion of the current and expected impact of the COVID-19 pandemic and inflationary pressures on our business.

Property Operations Expenses

Property operations expenses were $18.1 million and $8.1 million for the nine months ended September 30, 2022 and 2021, respectively. The $10.0 million increase in property operations expenses was primarily due to increased RevPAR at our existing eleven hotel properties and additional property operations expenses resulting from the acquisitions of three hotel properties in the first quarter of 2022 and the acquisition of three properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022.

General and Administrative Expenses

General and administrative expenses were $7.7 million and $4.7 million for the nine months ended September 30, 2022 and 2021, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The increase in general and administrative expenses was primarily due to the acquisitions of three hotel properties in the first quarter of 2022 and the acquisition of three properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022.

Sales and Marketing Expenses

Sales and marketing expenses were $2.4 million and $1.4 million for the nine months ended September, 2022 and 2021, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $1.0 million increase in sales and marketing expenses was primarily due to the acquisitions of three hotel properties in the first quarter of 2022 and the acquisition of three properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022.

Franchise Fees

Franchise fees were $3.3 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $1.9 million increase in franchise fees was primarily due to higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19 and the acquisitions of three hotel properties in the first quarter of 2022 and the acquisition of three properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022.

Management Fees

Management fees were $2.9 million and $1.8 million for the nine months ended September, 2022 and 2021, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the Advisor increased by $0.5 million. We experienced increased management fees, paid to the franchisor, across our properties primarily due to higher RevPAR resulting from the ongoing recovery in lodging demand from the impacts of COVID-19.

Acquisition Expenses

Acquisition expenses were $714,943 and $61,760 for the nine months ended September 30, 2022 and 2021, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE. The increase in acquisition expenses is primarily related to the acquisition of the VIE that holds the El Paso University Property

Depreciation

Depreciation expense was $5.6 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively. The $2.2 million increase in depreciation expense was primarily due to the acquisitions of three hotel properties in the first quarter of 2022 and the acquisition of three properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022.

Other Income (Expense), net

Other income (expense), net was $2.9 million and ($0.2 million) for the nine months ended September 30, 2022 and 2021, respectively. The change was primarily due to a gain recorded upon acquisition of the VIE.

PPP Loan Forgiveness

PPP loan forgiveness income was $0 and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2021, we received forgiveness on the Original, Second Draw, and Southaven TRS PPP loans. See “Paycheck Protection Program (“PPP”) Loans” for a detailed discussion on PPP loans and forgiveness.

Interest Expense

Interest expense was $7.6 million and $3.3 million for nine months ended September 30, 2022 and 2021, respectively. The $4.3 million increase in interest expense was primarily due to the increase in mortgage debt from the acquisitions of three hotel properties in the first quarter of 2022 and the acquisition of three properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our securities offerings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

Our investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 40 years for buildings and building improvements and 3 to 7 years for FF&E. Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized.

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

Consolidations

We use judgment when evaluating whether we have a controlling financial interest in an entity, including the assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests in an entity that are not controllable through voting interests. If the entity is considered to be a variable interest entity (“VIE”), we use judgment in determining whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interest in the entity. Changes to judgments used in evaluating our partnerships and other investments could materially affect our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Update to Offering Price and Share NAV

Our board of directors approved a revised net asset value (“NAV”) of our assets as of December 31, 2022. As a result, the price per share of our common stock, $0.01 par value per share (each, a “Share”), in the Offering and the Share NAV were adjusted from $10.00 to $10.57 effective January 6, 2023. The issue price of the Common LP Unit and the Series T LP Unit of the Operating Partnership also increased to $10.57. The Offering price was determined by the board of directors taking into account appraisals of our real estate properties and other factors deemed relevant by the board of directors. We make no representations, whether express or implied, as to the value of the Shares offered in the Offering. In the event the Offering price per Share is increased or decreased, the number of Shares subject to the Offering will be adjusted to reflect such change and the maximum offering amount will remain unchanged.

A-1 Line of Credit Amendments

On December 22, 2022, the Operating Partnership, the Company and A-1 Bonds entered into a Change in Terms Amendment in connection with the A-1 Line of Credit. This Amendment increased the A-1 Line of Credit to $7.5 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Line of Credit to 750,000 Common LP Units.

On January 12, 2023, the Operating Partnership, the Company and A-1 Bonds entered into a Change in Terms Amendment in connection with the A-1 Line of Credit. This Amendment increased the A-1 Line of Credit to $10.0 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Line of Credit to 1,000,000 Common LP Units.

On April 18, 2023, the Operating Partnership, the Company and A-1 Bonds entered into a Change in Terms Amendment in connection with the A-1 Line of Credit. This Amendment increased the A-1 Line of Credit to $13.3 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Line of Credit to 1,330,000 Common LP Units.

As of March 27, 2024, $13.1 million is outstanding under the A-1 Line of Credit.

The Company and A-1 Bonds are working to finalize an extension of the A-1 Line of Credit as of the date of this filing, however there can be no assurance that an extension will be granted.

Western Line of Credit Amendments

On December 15, 2022, the Operating Partnership, the Company and Corey Maple entered into a Change in Terms Amendment in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from December 15, 2022 to April 15, 2023. Additionally, through the amendment on December 15, 2022, the Loan added our Hampton Inn hotel property in Fargo, North Dakota as security for the loan, so that the Western Line of Credit is now secured by the Company’s Hampton Inn hotel property in Eagan, Minnesota, the Company’s Holiday Inn Express hotel property in Cedar Rapids, Iowa, the Company’s Hampton Inn hotel property in Fargo, North Dakota, and limited partnership units of the Operating Partnership.

On April 15, 2023, the Operating Partnership, the Company and Corey Maple entered into a Change in Terms Amendment in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from April 15, 2023 to June 15, 2023.

On July 31, 2023, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from June 15, 2023 to September 15, 2023. This amendment also added an additional 200,000 limited partnership units of the Operating Partnership as collateral for the loan, for a total of 300,000 limited partnership units.

On October 9, 2023, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement, effective as of October 4, 2023 in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from September 15, 2023 to November 15, 2023. This amendment also reduced the maximum credit to $4.67 million and required the Operating Partnership to pay Western State Bank a principal curtailment of $0.3 million.

On December 27, 2023, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from November 15, 2023 to April 30, 2024.

As of March 27, 2024, $4.7 million is outstanding under the Western Line of Credit.

NHS Loan

On March 6, 2023, the Company entered into a $600,000 loan agreement (the “NHS Loan”) with NHS. The NHS Loan requires the payment of monthly interest beginning on April 6, 2023, with all outstanding principal and interest amounts being due and payable at maturity on July 6, 2023. The NHS Loan has a fixed interest rate of 7.0% per annum. Outstanding amounts under the NHS Loan may be prepaid in whole or in part without penalty. The NHS Loan is secured by 60,000 partnership units of the Operating Partnership.

On December 28, 2023, the Company entered into a Change in Terms Agreement with the Operating Partnership and NHS in connection with the NHS Loan to extend the maturity date of the NHS Loan to January 31, 2024. This amendment also provided that in lieu of monthly interest payments, all accrued interest shall be due and payable on the maturity date with the full principal balance.

We and NHS are working to finalize an extension of the NHS loan as of the date of this filing, however there can be no assurance that an extension will be granted.

Fort Collins Loan Refinancing

On April 18, 2023, pursuant to the Loan Agreement, dated as of April 18, 2023 (the “New Fort Collins Loan Agreement”), LF3 RIFC, LLC and LF3 RIFC TRS LLC (collectively, the “Fort Collins Borrower”), subsidiaries of the Operating Partnership entered into a new $11.2 million loan with Access Point Financial, LLC (“Access Point”), which is secured by the Fort Collins Property (the “New Fort Collins Loan”). Access Point is not affiliated with the Company or the Advisor. The New Fort Collins Loan is evidenced by a promissory note and has a variable interest rate per annum equal to 30-day secured overnight financing rate plus 6.25%. The New Fort Collins Loan matures May 4, 2025, with the option for up to three one-year extensions if requirements are met, including certain required debt service coverage ratios and the payment of an extension fee. The New Fort Collins Loan requires monthly interest-only payments through May 4, 2025, followed by monthly payments of principal and interest through any extensions, with the outstanding principal and interest due at maturity. The Fort Collins Borrower has the right to prepay up to 10% of the outstanding principal amount of the New Fort Collins Loan on certain permitted prepayment dates with a 10-day notice. If prepaid during the first 25 months of the initial term, such a prepayment would include a prepayment fee equal to the sum of 24 months of interest payments that, but for the prepayment, would have been due and payable on the prepaid principal amount had a prepayment not occurred. When the Fort Collins Borrower pays the entire remaining principal balance, whether prepaid or on maturity, the Fort Collins Borrower will incur an exit fee of $112,000. The New Fort Collins Loan includes cross-default provisions such that a default under certain other agreements of the Fort Collins Borrower, the Guarantors described below and the property manager of the Fort Collins Property constitute a default under the New Fort Collins Loan. The Fort Collins Borrower used the proceeds of the New Fort Collins Loan to repay the original $11.5 million loan with A-1 Bonds which was secured by the Fort Collins Property, pursuant to a Loan Agreement, dated as of August 3, 2022.  The original loan was evidenced by three promissory notes in the amounts of $10,298,535 (“Tranche 1”), $700,000 (“Tranche 2”) and $501,465 (“Tranche 3”) and had a fixed interest rate of 7.0% per annum. On April 18, 2023, the proceeds of the New Fort Collins Loan were used to refinance the original loan, and the outstanding obligations under Tranche 1 were repaid in full and under Tranche 2 were forgiven. A 1.75% exit fee was paid on Tranche 1, and no penalty was incurred on Tranche 1 or Tranche 2. Tranche 3 remains an ongoing obligation, no longer secured by the Fort Collins Property, under the terms of the original loan and Tranche 3 promissory note. All guaranties in connection and collateral with respect to the original loan and Tranche 1,

Tranche 2 and Tranche 3 promissory notes have been terminated or released, and all commitments with respect to the original loan and Tranche 1 and Tranche 2 promissory notes have been terminated or released.

Pursuant to the New Fort Collins Loan Agreement, Corey Maple and Norman Leslie entered into a Guaranty with Access Point to guarantee payment when due of the principal amount of indebtedness outstanding, including accrued interest and collection costs and expenses, and the performance of the agreements of the Fort Collins Borrower contained in the loan documents.

El Paso HI Loan Modification

LF3 El Paso, LLC and LF3 El Paso TRS LLC (collectively, the “El Paso HI Borrower”), subsidiaries of the Operating Partnership, entered into a $7.9 million loan (the “Holiday Inn El Paso Loan”) with EPH Development Fund LLC (“EPH”), secured by the El Paso HI Property, pursuant to a loan agreement, dated as of May 12, 2021. The Holiday Inn El Paso Loan had a maturity date of May 15, 2023.

On May 15, 2023, the El Paso HI Borrower, the Operating Partnership and Corey R. Maple entered into a first loan modification agreement with EPH, which extended the maturity date to May 15, 2024. As a condition to the extension, the El Paso HI Borrower agreed to pay down $300,000 of the Holiday Inn El Paso Loan, modifying the principal outstanding balance to be $7.6 million. In addition, as a condition to the extension, the El Paso HI Borrower agreed to deposit $819,674 into an FF&E Reserve account held by EPH.

As an additional condition to the extension, the Operating Partnership and HD Sunland Park Property LLC (the “El Paso HI Contributor”) agreed to amend the Amended and Restated Contribution Agreement, dated as of May 12, 2021, to allow the Operating Partnership to offer the El Paso HI Contributor of the El Paso HI Property an adjustment in the conversion of Series T Limited Units to Common Limited Units or other financial adjustments if the Operating Partnership determines that the El Paso HI Contributor’s extension of the determination of the Series T value to 48 months after issuance to the El Paso HI Contributor may result in actual or possible financial or other loss or litigation.

Lakewood Loan Extended

As previously disclosed, the subsidiaries of the Operating Partnership and A-1 Bonds entered into a loan agreement in the amount of $12.6 million secured by the Lakewood Property. Per the terms of the agreement, the subsidiaries of the Operating Partnership executed the option to extend the maturity date of the loan to March 28, 2024.

SEC Settlement

As previously disclosed, the Advisor and Corey R. Maple received a “Wells notice” from the SEC stating that the SEC staff had made a preliminary determination to recommend to the SEC that it bring an enforcement action against the Advisor and Mr. Maple alleging violations of securities laws in connection with the SEC’s investigation of the Company’s reimbursement of and financial accounting for certain expenses incurred by the Advisor as well as the adequacy of its disclosures related to those policies and practices. The Wells notice was neither a formal charge of wrongdoing nor a final determination that the Advisor or Mr. Maple has violated any law.

On August 28, 2023, the Advisor and Mr. Maple, without admitting or denying the findings, agreed to an administrative cease-and-desist order relating to Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended. A copy of the order can be found on the SEC’s website at https://www.sec.gov/files/litigation/admin/2023/33-11227.pdf. As part of the settlement, the Advisor agreed to pay disgorgement of $463,900, prejudgment interest of $85,431.50 and a civil monetary penalty of $225,000 and Mr. Maple agreed to pay a civil monetary penalty of $100,000. Additionally, the Advisor has undertaken to (a) retain a qualified independent consultant acceptable to the SEC, at the Advisor’s expense, within 60 days of the date of entry of the order to review the Advisor’s policies, procedures and controls regarding the proper allocation of expenses between the Advisor and the Company as provided in the order, (b) require the consultant to submit a report to the Advisor and the SEC staff within 120 days of the entry of the order with its findings and any recommendations for changes or improvements, and (c) adopt, implement and maintain all policies, procedures and practices recommended by the consultant’s report within 120 days of receiving the report from the consultant.

Creation of Series GO II LP Units

On April 7, 2023, the Operating Partnership established the terms of a new series of limited partner units designated as Series Growth & Opportunity II Limited Partner Units (“Series GO II LP Units”) to be issued from time to time. The Operating Partnership commenced a separate offering for the purchase of the Series GO II LP Units at a purchase price equal to 75% of the Share NAV. The purchase price based on the current Share NAV is $7.93 per Series Go II LP Unit. The Series GO II LP Units will be specially allocated all Net Income (including book-up income) in proportion to the 25% issue price shortfall, until the positive Capital Account balance of each Series GO II LP Unit is equal to the Share NAV. As a result, the issuance of Series GO II LP Units will be dilutive to the General Partner Units and therefore, to the shares of common stock of the Company. See “—GO II Unit Offering” below for status of the offering.

Resolution of Litigation with PA Sellers

Effective November 20, 2023, the Operating Partnership and Central PA Equities 17, LLC, Central PA Equities 19, LLC, and Springwood – FHP LP (collectively, the “PA Seller”) enter into a settlement agreement and general release of all claims (the “Settlement Agreement”) regarding the asset purchase agreement dated November 22, 2019 (as amended, the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Operating Partnership agreed to acquire the 108-room Fairfield Inn & Suites by Marriott hotel in Hershey, Pennsylvania, the 107-room Home2 Suites by Hilton hotel in York, Pennsylvania, and the 100-room Hampton Inn & Suites by Hilton hotel in York, Pennsylvania (collectively, the “Hotel Properties”) from the PA Seller for $46.9 million plus closing costs, subject to adjustment as provided in the Purchase Agreement. As required by the Purchase Agreement, the Operating Partnership deposited a total of $1.5 million into escrow as earnest money pending the closing or termination of the Purchase Agreement (the “Earnest Money Deposit”).

Pursuant to the Settlement Agreement, the PA Seller received $700,000 of the Earnest Money Deposit, and the Operating Partnership received $800,000 of the Earnest Money Deposit. Accrued interest on the Deposit was split between the parties with 7/15 of the total amount being paid to the PA Seller and 8/15 of the total amount being paid to the Operating Partnership. Incurred fees of the Escrow Agent were paid by the Operating Partnership in accordance with the Settlement Agreement. The Operating Partnership and all related entities are released and forever discharged from all claims related to or arising from the Purchase Agreement.

Changes in Officers and Directors

Effective February 28, 2023, Brian Hagen retired from the board of directors of the Company. His decision to retire was not a result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On May 19, 2023, Mr. Corey R. Maple tendered his resignation, effective May 19, 2023, as Chief Executive Officer and Secretary of the Company, but continues to serve as the Chairman of the Board of Directors. On May 19, 2023, the Company’s Board of Directors appointed Mr. Norman H. Leslie as the Company’s Chief Executive Officer and Secretary, effective May 19, 2023.

Change in Registered Public Accounting Firm

On October 24, 2023, based on the approval of the Audit Committee of the Board of Directors of the Company, the Company dismissed Deloitte & Touche LLP as the Company’s independent registered public accounting firm, and engaged Marcum LLP as the Company’s new independent registered public accounting firm, effective October 24, 2023.

Distributions Declared or Paid

On October 4, 2022, we declared cash distributions totaling $396,328, DRIP distributions totaling $157,718, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $66,570 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our current share net asset value of $10.00, for daily record dates September 1 through September 30, 2022 to holders of record on each calendar day of such period. The distribution declared for September 2022 was paid on October 10, 2022.

On November 3, 2022, we declared cash distributions totaling $418,146, DRIP distributions totaling $138,014, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $75,430 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our current share net asset value of $10.00, for daily record dates October 1 through October 31, 2022 to holders of record on each calendar day of such period. The distribution declared for November 2022 was paid on November 10, 2022.

On December 8, 2022, we declared cash distributions totaling $420,494, DRIP distributions totaling $137,567, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $79,424 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our current share net asset value of $10.00, for daily record dates November 1 through November 30, 2022 to holders of record on each calendar day of such period. The distribution declared for November 2022 was paid on December 9, 2022.

On January 10, 2023, we paid cash distributions totaling $420,543 and DRIP distributions totaling $139,519, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $83,099 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates December 1 through December 31, 2022 to holders of record on each calendar day of such period.

On February 7, 2023, we declared cash distributions totaling $434,653 and DRIP distributions totaling $126,842, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $86,988 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates January 1 through January 31, 2023 to holders of record on each calendar day of such period. The distribution declared for January 2023 was paid on February 10, 2023.

On March 7, 2023, we declared cash distributions totaling $434,351 and DRIP distributions totaling $129,458, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $90,200 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates February 1 through February 28, 2023 to holders of record on each calendar day of such period. The distribution declared for February 2023 was paid on March 10, 2023.

On April 4, 2023, we declared cash distributions totaling $432,563 and DRIP distributions totaling $132,987, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $93,696 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates March 1 through March 31, 2023 to holders of record on each calendar day of such period. The distribution declared for March 2023 was paid on April 10, 2023.

On May 9, 2023, we declared cash distributions totaling $441,332 and DRIP distributions totaling $125,684, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $102,500 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates April 1 through April 30, 2023 to holders of record on each calendar day of such period. The distribution declared for April 2023 was paid on May 10, 2023.

On June 12, 2023, we declared cash distributions totaling $441,771 and DRIP distributions totaling $126,101, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $113,949 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates May 1 through May 31, 2023 to holders of record on each calendar day of such period. The distribution declared for May 2023 was paid on June 15, 2023.

On July 10, 2023, we declared cash distributions totaling $442,403 and DRIP distributions totaling $127,081, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $125,067 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates June 1 through June 30, 2023 to holders of record on each calendar day of such period. The distribution declared for June 2023 was paid on July 14, 2023.

On August 8, 2023, we declared cash distributions totaling $443,331 and DRIP distributions totaling $130,236, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $138,225 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates July 1 through July 31, 2023 to holders of record on each calendar day of such period. The distribution declared for July 2023 was paid on August 11, 2023.

On September 11, 2023, we declared cash distributions totaling $451,509 and DRIP distributions totaling $123,716, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $160,212 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates August 1 through August 31, 2023 to holders of record on each calendar day of such period. The distribution declared for August 2023 was paid on September 15, 2023.

On October 24, 2023, we declared cash distributions totaling $451,660 and DRIP distributions totaling $124,848, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $175,525 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates September 1 through September 30, 2023 to holders of record on each calendar day of such period. The distribution declared for September 2023 was paid on October 27, 2023.

On November 7, 2023, we declared cash distributions totaling $473,526 and DRIP distributions totaling $103,722, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $181,841 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates October 1 through October 31, 2023 to holders of record on each calendar day of such period. The distribution declared for October 2023 was paid on November 20, 2023.

On December 6, 2023, we declared cash distributions totaling $471,485 and DRIP distributions totaling $106,956, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $182,164 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates November 1 through November 30, 2023 to holders of record on each calendar day of such period. The distribution declared for November 2023 was paid on December 29, 2023.

On January 16, 2024, we declared cash distributions totaling $471,271 and DRIP distributions totaling $108,117 cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $182,262 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates December 1 through December 31, 2023 to holders of record on each calendar day of such period. The distribution declared for December 2023 remained unpaid at the time of this filing.

Property Acquisitions

On December 22, 2022, the Operating Partnership acquired a Holiday Inn Express & Suites hotel property in Wichita,

Kansas (the “Wichita Property”) for contractual consideration comprised of the origination of a new loan by subsidiaries of the Operating Partnership with Choice Financial Group (the “Wichita HIEX Lender”) for $5.6 million, secured by the Wichita Property the issuance by the Operating Partnership of 121,762 Series T Limited Units of the Operating Partnership, and the payment by the Operating Partnership of $0.5 million in cash, a portion of which was used to pay off the portion of the Wichita Contributor’s existing loan not covered by the proceeds of the new loan with the Wichita HIEX Lender. The Series T Limited Units will convert into Common Limited Units of the Operating Partnership 36 months after the closing. The number of Common Limited Units to be issued to the Wichita Contributor upon conversion will be calculated pursuant to the terms of the Wichita Contribution Agreement, which may be higher or lower than the initial valuation of the Series T LP Units. In connection with the loan described above, Corey Maple entered into a Wichita HIEX Guaranty (the “Wichita HIEX Maple Guaranty”) with the Wichita HIEX Lender to guarantee payment when due of 50% of the principal amount of indebtedness outstanding, including accrued interest and collection costs and expenses, and the performance of the agreements of borrower contained in the loan documents, as further described in the Wichita HIEX Maple Guaranty.

Properties Under Contract

On January 31, 2023, the Operating Partnership and CS Real Estate Holding LLC (the “College Station Voco Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “College Station Voco Contribution Agreement”), pursuant to which the College Station Voco Contributor agreed to contribute the 166-room Aggieland Boutique Hotel in College Station, Texas, which the Operating Partnership intended to convert into a Voco by IHG (the “College Station Voco Hotel Property”) to the Operating Partnership. The College Station Voco Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the College Station Voco Hotel Property under the College Station Voco Contribution Agreement is $18,500,000 plus closing costs, subject to adjustment as provided in the College Station Voco Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the College Station Voco Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T Limited Units of the Operating Partnership and cash at closing. As required by the College Station Voco Contribution Agreement, the Operating Partnership will deposit $50,000 into escrow as earnest money pending the closing or termination of the College Station Voco Contribution Agreement. The Company terminated the College Station Voco Contribution Agreement on June 13, 2023. The earnest money deposit was fully refunded to the Operating Partnership.

On April 23, 2023, the Operating Partnership terminated the Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement entered into on August 16, 2022 in connection with the contribution of the 276-room Sheraton Hotel Albuquerque Airport in Albuquerque, New Mexico. Subsequent to December 31, 2022 and prior to termination, the Operating Partnership deposited an additional $150,000 into escrow as earnest money pending the closing or termination of the Sheraton Albuquerque Airport Contribution Agreement. Upon termination, $300,000 of the total earnest money deposit was returned to the Operating Partnership.

Status of the Offering

Our board of directors extended the term of the Offering to May 31, 2024. As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,254,100 shares of common stock, including 1,178,323 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.3 million.

Series T LP Units

The Operating Partnership did not issue any Series T LP Units during the year ended December 31, 2023 to the date of this filing.

Common LP Units

The Operating Partnership did not issue any Common LP Units during the year ended December 31, 2023 to the date of this filing.

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced an offering of Series GO II LP Units. The Operating Partnership has issued and sold 197,606 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $1.5 million as of the date of this filing.

Share Repurchases

On October 21, 2022, the Company paid the outstanding redemption proceeds related to the September 2022 redemption of 13,327 shares of common stock for $133,266 per the terms of the Share Repurchase Plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risks have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act of 1934 Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Material Weakness in Internal Control over Financial Reporting

In connection with the review of the Company’s consolidated financial statements for the quarter ended September 30, 2022, we identified a material weakness in our control environment related to the accounting treatment of an acquisition in August of 2022 of a controlling interest in an entity which holds the leasehold interest in a hotel property. We believe that this material weakness was a result of the misapplication of the GAAP accounting guidance. The material weakness did not result in any misstatements, material or otherwise, to the financial statements issued for the year ended December 31, 2021, or the quarters ended March 31, 2022 or 2021, June 30, 2022 or 2021 or September 30, 2021. Soley due to this weakness, our management concluded that at September 30, 2022, the Company’s internal control over financial reporting was not effective.

Subsequent to September 30, 2022, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.  The remediation actions include consultation with external GAAP accounting experts on non-recurring, significant, or unusual transactions.  We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the application controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of this material weakness will be completed prior to the end of 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, except for the material weakness noted above, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation plan described above was implemented subsequent to September 30, 2022.

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

Item 1A. Risk Factors

Except as otherwise described herein, there are no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

We face risks related to an ongoing regulatory investigation.

The SEC is conducting an investigation related to our reimbursement of and financial accounting for certain expenses incurred by the Advisor, as well as the adequacy of our disclosures related to those policies and practices. We and the Advisor continue to cooperate with the SEC staff and have produced documents and other information requested by the SEC staff.

On September 12, 2022, in connection with their investigation, the SEC staff issued a “Wells notice” advising that they have made a preliminary determination to recommend to the SEC that it bring an enforcement action against the Advisor for possible violations of the securities laws. Corey R. Maple also received a Wells notice as part of the same investigation.  The Wells notice is neither a formal allegation nor a finding of wrongdoing by the SEC against the Advisor or Mr. Maple. It allows the Advisor and Mr. Maple the opportunity to provide its perspective and to address the issues raised by the SEC staff before any decision is made by the SEC on whether to authorize the commencement of an enforcement proceeding.

We cannot predict whether the SEC will follow the preliminary recommendations of the staff and file an enforcement action. If an enforcement action is instituted by the SEC, the Advisor and Mr. Maple intend to vigorously defend their positions. The results of the Wells notice process, any corresponding enforcement action and the costs and timing of responding and complying therewith are unknown at this time. We can provide no assurances as to the outcome of the Wells notice process. However, the Wells notice process could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to ultimately prevail in any enforcement proceeding (whether civil or administrative), the Advisor and Mr. Maple could be required to pay civil penalties and disgorgement, in addition to other remedies and conditions that maybe imposed as part of any resolution. Further, should the SEC bring an enforcement action against the Advisor or Mr. Maple, it could materially and adversely affect: (a) our financial condition; (b) the continuity of our business operations; (c) the availability and cost of financing; and (d) our management. Therefore, an action filed by the SEC against the Advisor or Mr. Maple may impose significant liability on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and

Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share. During the three months ended September 30, 2022, we sold 410,627 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $4.0 million, including 47,676 shares issued pursuant to our dividend reinvestment plan. During the three months ended September 30, 2022, aggregate selling commissions of $0.6 million and marketing and diligence allowances and other wholesale selling costs and expenses of $1.2 million were paid in connection with the private offering.

Go Unit Offering

On June 15, 2020, we commenced a private placement offering of limited partnership units in our Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of the Company, as the General Partner of the Operating Partnership, (the “GO Unit Offering”). The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. The Operating Partnership was offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO LP Units (a “Series GO Limited Partner”) will have the right to exchange its Series GO LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange. The exchange right is not available until all of the following have occurred (the “Exchange Date”): (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO Limited Partner has held its Series GO LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the three months ended September 30, 2022, we sold and issued no Series GO LP Units in the GO Unit Offering, resulting in no gross proceeds. During the three months ended September 30, 2022, there was no aggregate selling commissions and marketing and diligence allowances and other wholesale selling costs and expenses paid in connection with the offering.

Series T LP Units

On June 15, 2020, the Operating Partnership established the Series T LP Units as a new series of limited partnership units in the Operating Partnership. The Operating Partnership may issue the Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. During the three months ended September 30, 2022, the Operating Partnership issued 1,409,045 Series T LP Units in connection with contributions of hotel properties on August 3, 2022 and August 25, 2022. During the year ended December 31, 2021, the Operating Partnership issued an aggregate of 2,513,769 Series T LP Units in connection with contributions of hotel properties. These securities were issued in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to the terms of the partnership agreement of the Operating Partnership, each holder of Series T LP Units (a “Series T Limited Partner”) will have its Series T LP Units be eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after the issuance of the Series T LP Units, at which point the value will be calculated pursuant to the terms of the partnership agreement of the Operating Partnership and the formula set forth in the contribution agreement between the Operating Partnership and the Series T Limited Partner. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. The Series T LP Units will also automatically convert into Common LP Units upon other events as described in the partnership agreement of the Operating Partnership at a rate based on a mathematical formula. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined in the previous paragraph). Notwithstanding the above, the Company may waive any of the requirements of the Exchange Date described in the paragraph above in its sole discretion other than (ii) or (iv).

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined above). Notwithstanding the above, the Company may waive any of the requirements described above in its sole discretion other than (ii) or (iv). On December 3, 2021, the Operating Partnership issued 152,100 Common LP Units to a contributor of real estate to the Operating Partnership. During the nine months ended September 30, 2022, the Operating Partnership issued 460,000 Common LP Units.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan and the discretion provided therein, we will repurchase shares within 21 days following the end of a calendar quarter. During the nine months ended September 30, 2022, we repurchased shares of our common stock in the amounts below. In addition to these amounts, in the third quarter of 2022, we received a request to repurchase 55,410 shares. Of those third quarter requests, repurchase proceeds of $133,266 representing 13,327 shares were paid on October 21, 2022 in accordance with the terms of our Share Repurchase Plan with an average price paid per share of $10.00. The $133,266 is included in other liabilities on the accompanying consolidated balance sheets as of September 30, 2022 included as part of this Quarterly Report on Form 10-Q. The additional 42,083 shares in repurchase requests made in the third quarter of 2022 were rejected by our Board of Directors and will be reconsidered for repurchase with the fourth quarter 2022 redemption requests. During the nine months ended September 30, 2022, we funded repurchases under our share repurchase plan with the net proceeds from our dividend reinvestment plan.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2022	30,383	$9.85	(1)
February 2022	—	$—	(1)
March 2022	—	$—	(1)
Total	30,383
April 2022	64,306	$9.92	(1)
May 2022	—	$—	(1)
June 2022	—	$—	(1)
Total	64,306
July 2022	57,614	$10.00	(1)
August 2022	—	$—	(1)
September 2022	—	$—	(1)
Total	57,614
Nine Months Ended September 30, 2022	152,303
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

The above table is on a cash basis, but we record our shares repurchased, as described below, on an accrual basis. We repurchased 135,248 shares pursuant to repurchase requests received during the nine months ended September 30, 2022, which represents an original investment of $1,352,472 for $1,347,319. As of September 30, 2022, $133,266 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets included as part of this Quarterly Report on Form 10-Q. During the year ended December 31, 2021 we repurchased 88,088 shares, which represents an original investment of $880,883 for $856,605. Based on the repurchase limits described above, as of September 30, 2022 we have $1,723,013 available for eligible repurchases for the remainder of 2022 after accounting for the outstanding redemption proceeds not yet paid on September 30, 2022.

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

3.13	*	Seventh Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of March 29, 2022

3.14	*	Eighth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 3, 2022

3.15	*	Ninth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 25, 2022
3.16	*	Tenth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 25, 2022

4.1		Dividend Reinvestment Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.217

Fifth Amendment to Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.217 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.219

Loan Agreement by and among LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.219 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.220

Tranche 1 Promissory Note by LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.220 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.221

Tranche 2 Promissory Note by LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.221 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.222

Tranche 3 Promissory Note by LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.222 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.223

Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds related to the Residence Inn Fort Collins Loan, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.223 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.224

Environmental Indemnity Agreement by and between LF3 RIFC, LLC, LF3 RIFC TRS, LLC, the Operating Partnership and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.224 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.225

Assignment of Leases and Rents by and between LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.225 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.226

Deed of Trust, Security Agreement – Financing Statement by LF3 RIFC, LLC and LF3 RIFC TRS, LLC for the benefit of Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.226 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.227

Contribution Agreement by and between the Operating Partnership and Wichita Airport Hospitality, LLC for the Holiday Inn Express & Suites Wichita Airport, dated as of August 5, 2022 (incorporated by reference to Exhibit 10.227 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.228

Loan Agreement for Revolving Line of Credit by and among Lodging Fund REIT III OP, LP and Legendary A-1 Bonds, LLC, dated August 9, 2022 (incorporated by reference to Exhibit 10.228 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.229

Promissory Note by Lodging Fund REIT III OP, LP and Legendary A-1 Bonds, LLC, dated August 9, 2022 (incorporated by reference to Exhibit 10.229 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.230	*	First Amendment to Contribution Agreement by and between the Operating Partnership and Smith/Curry Hotel Group HH-Harris, LLC, for the Charlotte HGI Hotel Property, dated as of June 8, 2022.

10.231	*	First Amendment to Contribution Agreement by and between the Operating Partnership and Smith/Curry Hotel Group Pineville II, LLC, for the Pineville HGI Hotel Property, dated as of June 8, 2022.

10.232	*	Loan Agreement by and among Western Alliance Bank and LF3 Charlotte, LLC and LF3 Charlotte TRS, LLC related to the Charlotte HGI Hotel Property, dated as of August 25, 2022

10.233	*	Term Loan Note made by LF3 Charlotte, LLC and LF3 Charlotte TRS, LLC for the benefit of Western Alliance Bank, related to the Charlotte HGI Hotel Property, dated as of August 25, 2022

10.234	*	DLOC Note made by LF3 Charlotte, LLC and LF3 Charlotte TRS, LLC for the benefit of Western Alliance Bank, related to the Charlotte HGI Hotel Property, dated as of August 25, 2022

10.235	*	Guaranty by the Operating Partnership for the benefit of Western Alliance Bank, related to the Charlotte HGI Hotel Property, dated as of August 25, 2022

10.236	*	Guaranty by LF3 Pineville 2, LLC and LF3 Pineville 2 TRS, LLC for the benefit of Western Alliance Bank, related to the Charlotte HGI Hotel Property, dated as of August 25, 2022

10.237	*	Loan Agreement by and among Western Alliance Bank and LF3 Pineville 2, LLC and LF3 Pineville 2 TRS, LLC related to the Pineville HGI Hotel Property, dated as of August 25, 2022

10.238	*	Term Loan Note made by LF3 Pineville 2, LLC and LF3 Pineville 2 TRS, LLC for the benefit of Western Alliance Bank, related to the Pineville HGI Hotel Property, dated as of August 25, 2022

10.239	*	DLOC Note made by LF3 Pineville 2, LLC and LF3 Pineville 2 TRS, LLC for the benefit of Western Alliance Bank, related to the Pineville HGI Hotel Property, dated as of August 25, 2022

10.240	*	Guaranty by the Operating Partnership for the benefit of Western Alliance Bank, related to the Pineville HGI Hotel Property, dated as of August 25, 2022

10.241	*	Guaranty by LF3 Charlotte, LLC and LF3 Charlotte TRS, LLC for the benefit of Western Alliance Bank, related to the Pineville HGI Hotel Property, dated as of August 25, 2022

10.242	*	Deed of Trust made by LF3 Charlotte, LLC and LF3 Charlotte TRS, LLC for the benefit of Western Alliance Bank, related to the Charlotte HGI Hotel Property, dated as of August 25, 2022

10.243	*	Deed of Trust made by LF3 Pineville 2, LLC and LF3 Pineville 2 TRS, LLC for the benefit of Western Alliance Bank, related to the Pineville HGI Hotel Property, dated as of August 25, 2022
10.244	*	Environmental Indemnity Agreement between Western Alliance Bank and LF3 Charlotte, LLC and LF3 Charlotte TRS, LLC related to the Charlotte HGI Hotel Property, dated as of August 25, 2022

10.245	*	Environmental Indemnity Agreement between Western Alliance Bank and LF3 Pineville 2, LLC and LF3 Pineville 2 TRS, LLC related to the Pineville HGI Hotel Property, dated as of August 25, 2022
10.246	*	Management Agreement between LF3 Charlotte TRS, LLC and HP Hotel Management, Inc. related to the Charlotte HGI Hotel Property, dated as of August 25, 2022

10.247	*	Management Agreement between LF3 Pineville 2 TRS, LLC and HP Hotel Management, Inc. related to the Pineville HGI Hotel Property, dated as of August 25, 2022

10.248	*

Loan Modification and Reinstatement Agreement among Wilmington Trust, National Association, as Trustee, High Desert Investors, LP, the Operating Partnership, the original indemnitors, and Corey R. Maple, related to the El Paso HGI Hotel Property, dated as of August 10, 2022

10.249	*	Reorganization and Membership Interest Purchase Agreement between Lodging Fund REIT III OP, LP and High Desert Investors, LP, dated as of August 10, 2022
10.250	*

Amended and Restated Guaranty of Recourse Obligations by Corey R. Maple for the benefit of Wilmington Trust, National Association, as Trustee, related to the El Paso HGI Hotel Property, dated as of August 10, 2022

10.251	*

Amended and Restated Environmental Indemnity Agreement by Corey R. Maple and High Desert Investors, LP in favor of Wilmington Trust, National Association, as Trustee, related to the El Paso HGI Hotel Property, dated as of August 10, 2022

10.252	*

First Amendment to Fourth Amended and Restated Limited Liability Company Operating Agreement of High Desert Garden Holdings, LLC, between ASI Capital, LLC, High Desert Hospitality, LP, High Desert Hospitality, LLC, Roma Commercial, Inc., VB Hotel Group A, LLC, and the Operating Partnership, related to the El Paso HGI Hotel Property, dated as of August 10, 2022

10.253	*

Membership Interest Transfer Agreement between Roma Commercial, Inc., ASI Capital, LLC, VB Hotel Group A, LLC, and the Operating Partnership, related to the El Paso HGI Hotel Property, dated as of August 10, 2022

10.254	*	Completion Guaranty Agreement by the Operating Partnership for the benefit of Wilmington Trust, N.A., related to the El Paso HGI Hotel Property, dated as of August 10, 2022

10.255	*	Security Agreement made by LF3 Charlotte, LLC and LF3 Charlotte TRS, LLC for the benefit of Western Alliance Bank, related to the Charlotte HGI Hotel Property, dated as of August 25, 2022

10.256	*	Security Agreement made by LF3 Pineville 2, LLC and LF3 Pineville 2 TRS, LLC for the benefit of Western Alliance Bank, related to the Pineville HGI Hotel Property, dated as of August 25, 2022
10.257	*

Assignment, Consent and Subordination Regarding Management Agreement, among LF3 Charlotte TRS, LLC, Western Alliance Bank, and HP Hotel Management, Inc., related to the Charlotte HGI Hotel Property, dated as of August 25, 2022

10.258	*

Assignment, Consent and Subordination Regarding Management Agreement, among LF3 Pineville 2 TRS, LLC, Western Alliance Bank, and HP Hotel Management, Inc., related to the Pineville HGI Hotel Property, dated as of August 25, 2022

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

LODGING FUND REIT III, INC.

Date:	March 27, 2024	By:	/s/ Norman H. Leslie
Norman H. Leslie
President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer and Director
(principal executive officer)

Date:	March 27, 2024	By:	/s/ Samuel C. Montgomery
Samuel C. Montgomery
Chief Financial Officer
(principal financial officer)