Form 10-K
period 2022-12-31
Lodging Fund REIT III, Inc.
filed 2024-03-27
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s shares of common stock. On June 1, 2018 the registrant launched its ongoing private offering of its shares of common stock, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were 9,379,886 shares of common stock held by non-affiliates as of June 30, 2022.

As of March 27, 2024, there were 9,966,585 outstanding shares of common stock of the registrant.

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

Risks Related to Our Business

●	Our business strategy depends significantly on achieving revenue and net income growth from anticipated increases in demand for hotel rooms, which will be adversely affected by weak economic conditions, high rates of inflation and travel-related concerns, and risks associated with the ongoing COVID-19 pandemic and other possible future pandemics and similar outbreaks. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.
●	Our advisor, Legendary Capital REIT III, LLC (the “Advisor”), its executive officers and other key personnel, the employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor as well as certain of our officers and directors, whose services are essential to the Company, may be involved in other business ventures, and will face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of the Advisor, its executive officers and key personnel, the employees of the Sponsor, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders.
●	We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties for the same or similar services. Such fees may result in conflicts of interest between the Advisor and our stockholders due to the nature of the incentive fees and management fees.

●	We have paid distributions from proceeds from our ongoing private offering described below (the “Offering”) and, to the extent our board of directors declares future distributions, we may continue to fund distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital.
●	If we are unable to raise substantial funds in our securities offerings, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue.
●	We may be unable to identify properties that meet our investment criteria in a timely manner or on acceptable terms, and may be unable to consummate investment opportunities that we identify, which could result in reduced returns or reduce the amount available for distributions to our stockholders.
●	We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders.

Risks Related to the Lodging Industry and Real Estate Industry

●	We may be unable to dispose of our properties on advantageous terms or at all due to various factors, including weakness in our properties’ markets, unavailability of financing, changes in the financial condition of prospective purchasers or changes in general economic conditions, which could reduce our cash flow and limit our ability to make distributions to our stockholders.
●	Adverse economic, business or real estate developments in our markets, as well as low consumer confidence, declines in corporate budgets, high rates of inflation, and decreases in personal discretionary spending levels, may adversely affect our financial performance and the value of our properties and may limited our ability to pay distributions to our stockholders.
●	Competition for guests, including with other hotels, resorts and vacation rental marketplaces, may reduce our hotels’ revenues and profitability.
●	The hospitality industry is seasonal in nature. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.
●	We rely on management companies to operate our hotel properties, giving us less control than if we were managing the hotels ourselves. Further, NHS, LLC dba National Hospitality Services (“NHS”), the management company currently directly or indirectly managing nine of our existing hotel properties on a day-to-day basis, is an affiliate of Norman H. Leslie, a director and officer of the Company and a principal of the Advisor. This relationship may cause conflicts of interest between the Advisor and our stockholders.

●	Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business.

Risks Related to Debt Financing

●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which will put those investments at risk of forfeiture if we are unable to repay such debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders.
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, refinance or extend existing financing, which will depend on debt and capital markets conditions. In addition, we have loans with variable interest rates, and may incur additional variable rate debt in the future. Volatility in these markets could negatively impact such loans. Interest rates have increased and may continue to rise, though the timing and amount of any such future interest rate increases are uncertain. There can be no assurance that we will be able to obtain financing or refinance or extend existing financing on favorable terms, or at all.

Federal Income Tax Risks

●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

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

Initial Offering

We are currently conducting an offering (the “Offering”) in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 in an amount of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2024, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. From the inception of the Offering through December 31, 2022, except as otherwise provided in the offering memorandum for the Offering, the shares offered in the Offering for cash were being offered at an initial price of $10.00 per share, with shares issued pursuant to the DRIP being purchased at an initial price of $9.50 per share. Our board of directors approved an estimated net asset value per share (“Share NAV”) of our assets as of December 31, 2022 and based on such Share NAV adjusted the offering price for our shares in the Offering to $10.57 per share, effective January 6, 2023, with shares issued pursuant to the DRIP being purchased at 95% of the new Share NAV, or $10.04 per share. As of December 31, 2022, the Company had issued and sold 9,894,987 shares of common stock, including 1,018,460 shares attributable to our DRIP, and received aggregate proceeds of $96.7 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $83.9 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of December 31, 2022, we have repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469. See Part II Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Plan”.

Interval Share Offering

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock was a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. Our board of directors allowed the Interval Share Offering to expire on March 31, 2022. We did not issue or sell any shares of Interval Common Stock in the Offering.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series Growth & Opportunity Limited Partner Units (“Series GO LP Units”), with a maximum offering of $20,000,000, which could be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of December 31, 2022, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of December 31, 2022, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2022, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit, in connection with property contributions.

Independent Director Compensation

During 2022, we began compensating our independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. On March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022, we issued 500 shares of our common stock to each of our three independent directors and, for the year ended December 31, 2022, recognized stock-based compensation expense of $60,000. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

Our Investment Objectives and Operations

We have invested and intend to continue to invest primarily in 80 to 200 room limited-service, select-service, full-service and extended-stay hotel properties with strong mid-market brands in America’s Heartland. Our overall strategy is to purchase a diverse portfolio of hotels that presents a strong opportunity for both cash flow generation and capital appreciation. We will attempt to diversify our investment portfolio by geography, brand and asset opportunity type. Our target markets are metropolitan statistical areas in America’s Heartland with populations exceeding 250,000 that exhibit well-diversified business and leisure demand generators. We intend to focus mainly on well-known and established hotel brands, such as Marriott Hotels®, Hilton®, IHG and Hyatt® and their affiliated “flags”, however, we may acquire lesser-known hotel brands where strategically appropriate. We will attempt to further diversify our investments based on three asset opportunity classes: “Stabilized” opportunities (steady historical performers), “Refresh” opportunities (needing capital expenditure or management upgrades) and “Value” opportunities (requiring significant upgrades and stabilization). We do not intend to add Value opportunities unless circumstances arise that would make it advantageous.

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

Our Investment Strategy

Real Estate Portfolio

We acquired our first real estate property on November 30, 2018. As of December 31, 2022, our real estate portfolio consisted of nineteen Projects located in the following cities: Cedar Rapids, Iowa; Pineville, North Carolina; Eagan, Minnesota; Prattville, Alabama; Lubbock, Texas; Southaven, Mississippi; Aurora, Colorado; El Paso, Texas; Houston, Texas; Northbrook, Illinois; Fargo, North Dakota; Lakewood, Colorado; Fort Collins, Colorado; Charlotte, North Carolina; and Wichita, Kansas, referred to in this Form 10-K as the “Cedar Rapids Property,” the “Pineville Property,” the “Eagan Property,” the “Prattville Property,” the “Lubbock Home2 Property,” the “Lubbock Fairfield Property,” the “Southaven Property,” the “Aurora Property,” the “El Paso HI Property,” the “Houston Property,” the “Northbrook Property”; the “Fargo Property”; the “El Paso Airport Property”; the “Lakewood Property”; the “Fort Collins Property”; the “El Paso University Property”; the “Charlotte Property”; the “Pineville HGI Property”; and the “Wichita Property” respectively. We own an equity and profits interest in the parent of the entity which holds a leasehold interest in the El Paso University Property. See Part I, Item 2 “Properties” for a more detailed description of our real estate portfolio.

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

We expect that the majority of the hotel properties will be midscale hotels that do not provide full-service facilities to guests including the following types of franchised hotel properties:

●	Limited-Service Hotels. Limited-service hotels offer limited facilities and amenities, typically without a full-service restaurant.
●	Select-Service Hotels. Select-service hotels offer the fundamentals of limited-service properties together with a selection of services and amenities characteristic of full-service hotels. Generally, the additional amenities are restaurants and banquet facilities but on a less elaborate scale than one would find at full-service hotels.
●	Full-Service Hotels. Full-service hotels offer restaurants, lounge facilities and meeting space as well as minimum service levels often including room service.
●	Extended-Stay Hotels. Extended-stay hotels typically focus on attracting guests for extended periods. These properties quote weekly rates and blend transient and long-term bookings.

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

We generally will acquire a fee interest in hotel properties directly through special purpose entities which are generally wholly owned subsidiaries of our Operating Partnership. We may also make investments in certain hotel properties through joint ventures with third-party institutions, developers, operators, investors and other third parties as well as with affiliates of the Advisor. Such joint ventures may be leveraged with debt financing or unleveraged. We believe COVID-19 has created an environment favorable for acquisitions using a mechanism known as an Umbrella Partnership REIT (“UPREIT”), whereby the owner of the hotel property desires to exchange its hotel property for limited partnership interests in the Operating Partnership pursuant to an UPREIT contribution agreement. We anticipate that we will purchase hotel properties using the UPREIT model as they generally require less cash investment, while providing tax and other benefits to the property sellers, but we may also enter into purchase and sale agreements with the seller. As of the date of this filing, we acquired ten hotel properties pursuant to an UPREIT contribution agreement and have no properties under contract pursuant to an UPREIT contribution agreement. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events”.

We have financed and plan to continue to finance the purchase of hotel properties with proceeds from the Offering and loans obtained from third-party lenders and Legendary A-1 Bonds, LLC, an affiliate of the Advisor. We expect to use moderate leverage to enhance the total cash flow to our stockholders. We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties; however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of our board of directors. We will seek to obtain financing on the most favorable terms available. Loans are expected to be nonrecourse and will be secured by the applicable hotel property. In some cases, however, we have been, and in the future may be, required to enter into guarantees for the loans for certain non-recourse carve-outs.

We have obtained and may in the future obtain lines of credit or other financings, secured by one or more of the hotel properties, to provide financing for acquisitions, to fund property improvements and other capital expenditures, to make distributions, and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2022, we had a $5.0 million line of credit with Western Bank and a $10.0 million line of credit with Legendary A-1 Bonds, LLC to provide immediate capital to fund acquisitions of the hotel properties. As of December 31, 2021, we had a $5.0 million line of credit with Western Bank to provide immediate capital to fund acquisitions of the hotel properties. As of December 31, 2022, we had $12.4 million outstanding on the lines of credit. As of December 31, 2021, we had $0.6 million outstanding on the line of credit.

As of December 31, 2022 and 2021, we had $180.3 million and $103.9 million, respectively, in outstanding mortgage debt secured by nineteen and eleven hotel properties, respectively, with maturity dates ranging from May 2023 to April 2029 and fixed and variable interest rates ranging from 3.70% to 10.40%. As of December 31, 2022 and 2021, the weighted-average interest rate was 5.74% and 4.92%, respectively. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt” for additional details.

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

Human Capital

Lodging Fund REIT III, Inc. has no direct employees. The employees of the Sponsor, as an affiliate of the Advisor, perform substantially all of the services related to our asset management, accounting, legal, investor relations, and other administrative activities. The hotel management companies we engage to operate our hotels are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our hotels, we are still subject to the many costs and risks generally associated with the labor at our hotels.

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

Economic Dependency

We depend on the Advisor and its affiliates, including the Sponsor, to provide certain services essential to the Company, including asset management services, supervision of the management of the hotel properties, asset acquisition and disposition services, as well as other administrative responsibilities for the Company, including accounting services, legal, investor communications and investor relations. As a result of these relationships, we are dependent upon our Advisor and its affiliates.

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

Seasonality

Depending on a hotel property’s location and market, operations for the hotel may be seasonal in nature. This seasonality can be expected to cause fluctuations in our quarterly operating performance. Based on historic trends, for hotels located in non-resort markets, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. Accordingly, we generally would expect to have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

Internet Address

Our website address is http://www.legendarycap.com.

Item 1A. Risk Factors.

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our company and our business.

Risks Related to Owning Shares of Our Common Stock

The offering price for our shares of common stock in the Offering has been determined by us, and we cannot guarantee that it represents an accurate estimation of our enterprise value.

From inception of our Offering through December 31, 2022, the offering price for our shares of common stock in the Offering was $10.00 per share (ignoring purchase price discounts for certain purchasers), which was determined primarily by our board of directors and bore no relationship to any established criteria of value such as book value or earnings per share, or any combination thereof. Further, the price of our shares of common stock was not based on our past earnings, nor does that price necessarily reflect current market value for our assets. Our board of directors approved an estimated net asset value per share (“Share NAV”) of our assets as of December 31, 2022 and based on such Share NAV adjusted the offering price for our shares in the Offering to $10.57 per share, effective January 6, 2023.  The Share NAV was determined by our board of directors taking into account appraisals of the Company’s real estate properties and other factors deemed relevant by the board of directors.  The ordinary course of our business does not entail the valuation of businesses or securities, and therefore cannot guarantee that our estimation of the Share NAV will be an accurate estimation of our enterprise value.

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

Under our share repurchase plan, shares currently may be repurchased at varying prices depending on the number of years our shares of common stock have been held and whether the repurchases are sought upon a stockholder’s death. The repurchase price is based on the NAV on the date of repurchase and is not based on the price at which a stockholder initially purchased its shares. Stockholders may receive less than the price that they paid for their shares upon repurchase by us pursuant to the stock repurchase plan. The maximum price that may be paid under our program was $10.00 per share through December 31, 2022 and is currently $10.57 per share, which is the current Offering price of our shares of common stock in the Offering (ignoring purchase price discounts for certain purchasers). This repurchase price is likely to differ from the price at which a stockholder could resell its shares. Thus, when we repurchase shares at $10.57 per share, the actual value of our shares of common stock that we repurchase may be less, and the repurchase will be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of our shares of common stock may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

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

Risks Related to Our Business

Our business strategy depends significantly on achieving revenue and net income growth from anticipated increases in demand for hotel rooms, which will be adversely affected by weak economic conditions, high rates of inflation and travel-related concerns, and risks associated with the ongoing COVID-19 pandemic and other possible future pandemics and similar outbreaks.

Our business strategy depends significantly on achieving revenue and net income growth from anticipated improvement in demand for hotel rooms. We cannot, however, provide any assurances that demand for hotel rooms will increase from current levels, or the time or extent of any demand growth that we do experience. If demand does not increase in the near future, or if demand weakens, our operating results and growth prospects could be adversely affected. The lodging industry has historically been closely linked to the performance of the general economy and thus, is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions can result from various events that are beyond our control, including the COVID-19 pandemic, terrorist attacks, wars, including the current conflict between Russia and Ukraine, travel-related health concerns, travel-related accidents, and unusual weather patterns and natural disasters such as tornados, hurricanes, or earthquakes.

During the year ended December 31, 2022, inflation in the United States accelerated and is currently expected to continue at an elevated level in the near-term. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. The Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth and/or a recession. Additionally, U.S. government policies implemented to address inflation, including actions by the Federal Reserve to increase interest rates, could negatively impact consumer spending and adversely impact the broader economy, resulting in job losses for many of our residents.

Rising inflation could also have an adverse impact on our financing costs (either through near-term borrowings on our variable rate debt, including our credit facilities, or refinancing of existing debt at higher interest rates), and general and administrative expenses and property operating expenses, as these costs could increase at a rate higher than our rental and other revenue. To the extent our exposure to increases in interest rates is not eliminated through interest rate caps or other protection agreements, such increases may also result in higher debt service costs, which will adversely affect our cash flows. Historically, during periods of increasing interest rates, real estate valuations have generally decreased due to rising capitalization rates, which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate assets. Although the extent of any prolonged periods of higher interest rates remains unknown at this time, negative impacts to our cost of capital may adversely affect our future business plans and growth, at least in the near term.  Increased inflation may also have an adverse effect on our operating expenses, including, but not limited to, labor, supplies, repairs and maintenance, as these costs could increase at a rate higher than our revenues. Inflation could also have an adverse effect on consumer spending, which could impact occupancy levels at our hotel properties and, in turn, our own results of operations.

Also, the market and economic challenges created by the COVID-19 pandemic have adversely affected, and may continue to adversely affect, our returns and profitability and, as a result, our ability to pay distributions to our stockholders or to realize appreciation in the value of our properties. During 2022 and 2023, some of these challenges have improved. However, we cannot predict if and when the demand for our hotel properties will return to pre-outbreak levels of occupancy and pricing.  If the COVID-19 pandemic worsens, or if we experience another pandemic or epidemic in the future, any increases in unemployment, increasing labor costs and shortages, decreased capital spending, declines in consumer confidence, commodity and other price inflation, supply chain disruptions, or economic slowdowns or recessions that may result therefrom may cause sustained negative consumer or business sentiment and reduced demand for travel and lodging, and may cause an increase in renovation, construction and operating costs, and may limit our access to critical operating supplies, all of which would materially and adversely affect our business, financial performance and condition, operating results and cash flows.

Additionally, the management companies that operate our hotel properties may be limited in their ability to properly maintain the properties. Market fluctuations may affect our ability to obtain necessary funds for the operation of our hotels from current lenders or new borrowings. In addition, we may be unable to obtain financing for the acquisition of new hotels on satisfactory terms, or at all. Further, we have entered into agreements with lenders under our mortgage loans to provide for relief from certain obligations under the loan agreements, including deferral of payment obligations and covenant relief. If our financial condition and results of operation continue to be negatively affected beyond the terms of our existing lender accommodations, we may be unable to obtain further extensions of the payment obligations and covenant relief, and may be forced to make additional payments on the loans which could adversely affect our ability to pay distributions to our stockholders. Third-party reports relating to market studies or demographics we obtained prior to the COVID-19 virus outbreak for hotels we acquired or have identified for acquisition may no longer be accurate or complete. The occurrence of any of the foregoing events or any other related matters could materially and adversely affect our business, financial condition, results of operation and the overall value of our properties, and stockholders may lose all or a substantial portion of their investment in us.

We depend on the efforts and expertise of the Advisor and its officers and principals, whose continued service is not guaranteed.

We depend on the efforts and expertise of our officers, the Advisor and its principals to execute our business strategy. The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our business and, in turn, any return to our stockholders.

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

As of December 31, 2022, we owned a portfolio of nineteen hotel properties, including the equity and profits interest in the parent of the entity which holds a leasehold interest in the El Paso University Property. We have no plans to acquire assets other than hotel properties, which limits the diversification of the type of properties we own. If we do not raise substantial funds in our securities offerings, we will be limited in the number and type of investments we and the Operating Partnership may make, which will result in a less diversified portfolio. We may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to experience more volatility due to the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase, which may limit our ability to pay distributions to our stockholders. A limited number of hotel properties may place a substantial portion of the funds invested in the same geographical location with the same property-related risks. In that case, the decline in a particular real estate market could substantially and adversely impact us. In the event of an economic recession affecting the economies of the areas in which the hotel properties are located, a decline in real estate values in general or the occurrence of any one of many other adverse circumstances, our financial performance could be materially and adversely affected.

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

Despite the filing of this annual report on Form 10-K, we face a continuing risk that the SEC will initiate an administrative proceeding to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to timely file our annual report on Form 10-K and our continuing delinquent quarterly reports on Form 10-Q. There may be continued concern on the part of investors and employees about our financial condition and extended filing delay status, which may result in the loss of business opportunities, limitations on our ability to raise capital, and general reputational harm. Any of the foregoing could materially adversely affect our business, results of operations and financial condition.

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

Our existing hotel properties are, and we expect future hotel properties will be, subject to franchise agreements, and we may become subject to the risks that result from concentrating the hotel properties in one or several hotel franchise brands. Our hotel operators will need to comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which the hotel properties will operate. Pursuant to certain franchise agreements, certain upgrades are required every few years, and franchisors may also impose upgraded or new brand standards, which can add substantial expense for the affected hotel properties. The franchisors also may require us to make certain capital improvements to maintain the hotel properties in accordance with system standards, the cost of which can be substantial and may reduce cash available for distribution to our stockholders. Planned capital expenditures and upgrades may cost more and take longer to complete than expected as a result of increasing labor costs and shortages and other price inflation and shortages of materials due to supply chain challenges.

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

We may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from other sources, including debt financing and proceeds from our Offering. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations. Distributions we paid through December 31, 2022 have been paid from proceeds from our Offering, and we expect that future distributions we may pay will not be made solely from our cash flow from operations. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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

We may be subject to various conflicts of interest due to the relationships among the Advisor, the Operating Partnership, NHS, One Rep Construction, LLC (“One Rep”), Legendary A-1 Bonds, LLC (“A-1 Bonds”) and their respective affiliates.

We pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided. These fees were not negotiated at arm’s length and therefore, may be higher than fees payable to unaffiliated third parties.

The Advisory Agreement may result in a conflict of interest between the Advisor and our stockholders due to the Advisor’s receipt of certain incentive and management fees related to operating the Company. For example, the Advisor may earn increased management fees if a hotel property is retained, but it may be advantageous for our stockholders for such hotel property to be sold and the proceeds distributed. In addition, certain incentive fees are payable to the Advisor upon the sale or acquisition of a hotel property. This could incentivize the Advisor to acquire or dispose of hotel properties in instances where such acquisitions or dispositions are not in the best interests of our stockholders. Furthermore, NHS, the management company which operates many of our hotel properties and provides certain due diligence services related to property acquisitions, is an affiliate of Norman H. Leslie who is an officer of the Company and the Advisor. In addition, One Rep, the construction management company which provides construction oversight, project management and other related services, is owned by Corey Maple, Norman H. Leslie and David Ekman. In addition, A-1 Bonds a lender under one of our lines of credit and several loans secured by certain of our hotel properties, is an affiliate of Norman H. Leslie and Corey Maple. These relationships may be determined to cause conflicts of interest among the affected parties.

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

The limited-service, select-service, full-service and extended-stay segments of the hotel business are competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation and reservation systems, among many other factors. Many competitors have substantially greater marketing and financial resources than our operators or us. New hotels create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available for distribution to stockholders.

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

The lodging industry is cyclical in nature. Fluctuations in lodging demand and therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affects levels of business and leisure travel. Any increases in inflation may adversely affect consumer confidence, which could reduce consumer purchasing power and dampen consumer demand for lodging, and which may also increase or operating and renovation costs. In addition to general economic conditions, new hotel room supply can significantly affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact. Room rates and occupancy tend to increase when demand growth exceeds supply growth. Decline in lodging demand, or a continued growth in lodging supply, could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. These capital improvements may give rise to the following risks:

●	Possible environmental problems;
●	Construction cost overruns and delays, particularly in light of supply chain disruption;
●	Revenues may be reduced temporarily while rooms are out of service during construction;
●	Possible shortage of available cash to fund capital improvements;
●	Capital improvement financing may not be available on attractive terms;
●	Market demand uncertainties or a loss of market demand after capital improvements have begun; and
●	Disputes with franchisors/managers regarding compliance with relevant management/franchise agreements.

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

We and our hotel managers and franchisors rely on information technology in our operations, and any material failure, inadequacy, interruption, cyber-attack or security failure of that technology could harm our business.

We and our hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as personally identifiable information, including information relating to financial accounts. Although we have taken steps, and plan to continue to take steps, to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Cyber-attacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques that circumvent controls, evade detection, and remove or obfuscate forensic evidence, which means that we and our third-party providers may be unable to detect, investigate, contain or recover from future attacks or incidents in a timely or effective manner.  Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. In addition, cybersecurity risk has increased as a result of global remote working dynamics for our customers, employees and third-party providers that present additional opportunities for threat actors to engage in social engineering and to exploit vulnerabilities in non-corporate networks. Many of the information systems and networks used to operate our lodging properties are managed by our third-party property managers or franchisors and are not under our control. Any failure to maintain proper function, security and availability of our information systems or the information networks managed by our third-party property managers or franchisors could interrupt our operations, result in delayed sales or bookings or lost guest reservations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Labor shortages and increased costs for labor could adversely affect our business and financial results.

Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas, with such supply issues increasing to historical levels in 2022. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business. Additionally, competition for qualified employees has required us to pay meaningfully higher wages to attract employees, and continued tightness in labor markets could result in continued escalation of labor costs.

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

Competition, including with vacation rental online marketplaces, may reduce our hotels’ revenues and profitability.

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

Adverse developments affecting the financial services industry may adversely affect our business, financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (now a division of First Citizens Bank) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, which has been followed by the collapse of Signature Bank, Silvergate Capital Corp. and First Republic Bank. Other than one account at Signature Bank for one of our hotel properties, we do not currently have direct exposure to these financial institutions. If a depository institution in which we deposit funds is adversely impacted from conditions in the financial or credit markets or otherwise, it could impact access to our cash or cash equivalents and could adversely impact our financial condition. Our cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2022. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties' ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

General Risks Related to the Real Estate Industry

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

We may not obtain audited results of operations for the hotel properties prior to acquiring the hotel properties.

We may not obtain audited operating statements regarding the prior operations of the hotel properties prior to acquiring the hotel properties. We may rely on unaudited financial information provided by the sellers of the hotel properties. Thus, it is possible that information we relied on with respect to the acquisition of the hotel properties may not be accurate.

We may not obtain independent third-party appraisals or valuations of a hotel property before acquiring it and our valuation may not be accurate.

We have obtained independent third-party appraisals or valuations or other reports for some, but not all, of our current hotel properties before purchasing them and may not obtain independent third-party appraisals or valuations of a future hotel property, or other reports with respect to a future hotel property, before we invest in such hotel property. If we do not obtain such third-party appraisals or valuations, there can be no assurance that our valuation of a hotel property will be accurate or that a hotel property’s value will exceed its cost to us or that any sale or other disposition of such hotel property will result in a profit for us. Third-party appraisals and other reports may be prepared for lenders, in which case we typically will try to obtain a copy of such appraisals and reports for review, as well as reliance letters from the third-party preparers to allow us to rely on such appraisals and reports. To the extent we do not obtain such other reports or reliance letters before investing in a hotel property, the risk of investing in such hotel property may be increased.

If capitalization rates increase, the value of our assets may decrease and we may not be able to sell our assets at anticipated prices.

The value of commercial real estate is generally based on capitalization rates. Capitalization rates generally trend with interest rates. Consequently, if interest rates go up, so do capitalization rates. Interest rates and capitalization rates increased significantly during 2022 and 2023 but have decreased from these highs recently. If interest rates continue to rise in the future, it is likely that capitalization rates will also rise and, as a result, the value of real estate will decrease. If capitalization rates continue to increase, the hotel properties will likely achieve lower sales prices than anticipated, resulting in reduced returns.

Certain of the hotel properties in our current portfolio are, and future hotel properties may be, located in areas with increased risk of tornados, floods and other natural disasters and face risks associated with the direct and indirect physical effects of climate change, and we do not intend to obtain insurance to cover these natural disasters unless required by a lender.

Some of the hotel properties in our current portfolio are, and future hotel properties may be, located in areas in the United States that have increased risk of tornados, floods, earthquakes, hurricanes, high winds or wildfires. A tornado, flood, earthquake, hurricane, high winds or wildfire could cause structural damage to or destroy a hotel property. Over time, our hotels located in coastal markets and other areas that may be impacted by climate change are expected to experience increases in storm intensity and rising sea-levels, which may cause damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. We do not intend to obtain wind, flood or earthquake insurance for the hotel properties unless required by a lender. We have obtained flood insurance for one of our hotels. It is possible that any such insurance, if obtained, will not be sufficient to pay for damage to any hotel property. Further, to the extent we do obtain insurance for such hotels, weather events and climate change may increase the cost of, or make unavailable, such property insurance, on terms we find acceptable in areas most vulnerable to such events.

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

We have rehabilitated, renovated and made capital improvement at some of the hotel properties in our current portfolio, and expect to do so with future hotel properties. Hotel properties have an ongoing need for capital improvements and the franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. The construction of commercial real property is cyclical and is significantly affected by changes in national and local economic and other conditions, such as employment levels, availability of financing, interest rates and demand for commercial properties. Such uncertainties could adversely affect our performance. In addition, construction entails risks that are beyond our or any general contractor’s control. Completion of new construction, rehabilitation or redevelopment may be delayed or prevented, and costs of such capital improvements may be increased, by factors such as adverse weather, strikes or energy shortages, shortages or increased costs of labor and material for construction, delays in construction schedules, cost overruns, inflation, environmental, zoning, title or other legal matters and unknown contingencies, including any such factors caused by supply chain disruptions. Changes in construction plans and specifications, delays due to compliance with governmental requirements, increases in real estate taxes and other local government fees or imposition of fees not yet levied, or other delays could cause construction costs to exceed the amounts available from the Offering proceeds and any loans. In the event that construction costs exceed funds available, our ability to complete the work to be done on a development hotel property will depend upon our ability to supply additional funds. There can be no assurance that we will have adequate funds available for that purpose. Any delays in construction may have an adverse impact on our cash flow and long-term success.

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

We have obtained, and expect in the future to obtain, loans to acquire the hotel properties and thus, the hotel properties will be leveraged. We may also obtain mortgage debt on hotel properties that we already own in order to obtain funds to acquire additional hotel properties, to fund property improvements and other capital expenditures, to make distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of our board of directors. As of December 31, 2022, our aggregate loan-to-value ratio, based on the aggregate purchase price of the hotel properties, was approximately 62%. No assurance can be given that future cash flow will be sufficient to make the debt service payments on any loans and to cover all operating expenses. If the hotel properties’ revenues are insufficient to pay debt service and operating costs, we may be required to seek additional working capital. There can be no assurance that such additional funds will be available. In the event additional funds are not available, the lenders may foreclose on the hotel properties and our stockholders could lose their investment. In addition, the degree to which we are leveraged could have an adverse impact on us, including (i) increased vulnerability to adverse general economic and market conditions, (ii) impaired ability to expand and to respond to increased competition, (iii) impaired ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes and (iv) requiring that a significant portion of cash provided by operating activities be used for the payment of debt obligations, thereby reducing funds available for distributions, operations and future business opportunities.

Restrictions on the availability of real estate financing, high interest rates and the cost of loans may make it difficult for us to finance or refinance the hotel properties.

Market fluctuations in real estate loans may affect the availability and cost of loans needed to acquire or refinance the hotel properties. There is no assurance that we will be able to obtain the required financing to acquire or refinance the hotel properties. Restrictions on the availability of real estate financing or high interest rates on real estate loans may also adversely affect our ability to sell the hotel properties. Interest rates have increased and may continue to rise, though the timing and amount of any such future interest rate increases are uncertain. As a result, the interest rates available for future real estate loans and refinancings may be higher than the current interest rates for such loans, which may have a material and adverse impact on the hotel properties and us.

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

Increases in interest rates could increase our interest costs and reduce our cash flows.

As of the date of this filing, we had a total of $18.8 million of variable rate notes payable, including our existing line of credit with Western State Bank, and it is anticipated that the loans we obtain in the future may have variable interest rates. Any increase in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. An increase in interest rates could also affect our ability to refinance or extend existing financing on favorable terms, or at all. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. Interest rates may continue to rise, though the timing and amount of any such future interest rate increases are uncertain. In the event that the interest rate on any loan increases significantly, we may not have sufficient funds to pay the required interest payments. In such event, the continued ownership of the applicable hotel property may be threatened. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times or on terms that may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.

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

Our ownership of our TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

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

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by the risk factors described herein. Subject to satisfying the requirements for REIT qualification, in general, we intend over time to make regular monthly distributions to our stockholders. Our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. Our board of directors makes determinations regarding distributions based upon factors that it deems relevant.

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

Upon our conversion from an entity taxable as a corporation to a REIT, each asset held directly, or indirectly through a partnership, that had a fair market value in excess of its adjusted basis generally will be considered a “built-in gain asset.” This built-in gain component will be fixed as of the date of conversion to REIT status. If we sell a built-in gain asset within five years of the effective date of our REIT election, we will (subject to certain exceptions) be subject to a corporate-level tax on the built-in gain component. To the extent that we are required to pay federal, state and local taxes, we will have less cash available for distributions.

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

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. For so long as we are not a publicly offered REIT (defined below), in order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is generally not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in the REIT’s organizational documents. There is no de minimis exception with respect to preferential dividends. However, the preferential dividend rules do not apply to a “publicly offered REIT.”  A publicly offered REIT is defined as a REIT that is required to file annual and periodic reports with the SEC under the Securities and Exchange Act of 1934. We are required to file annual and periodic reports with the SEC.

Changes made to the U.S. tax laws could have a negative impact on our business.

The tax laws or regulations governing REITs or the administrative interpretations thereof may be amended at any time. We cannot predict if or when any new or amended law, regulation, or administrative interpretation will be adopted, promulgated, or become effective, and an such change may apply retroactively. Because the IRS, the U.S. Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.  Stockholders are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of criminal and civil penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares of common stock constitutes a prohibited transaction under ERISA or the Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may loss its tax-exempt status and thus, the entire value of the IRA would be considered to be distributed and taxable to the IRA sponsor. Plan fiduciaries should consult with their own legal advisors before making an investment in our shares of common stock.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

Our principal executive offices are located at 1635 43rd Street South, Suite 205, Fargo, North Dakota 58103. Our telephone number is (701) 630-6500. We lease our offices from an unrelated third party.

Hotel Properties

As of December 31, 2022, we consolidated nineteen hotel properties, consisting of eighteen hotels properties owned by us and an equity and profits interest in the parent of the entity which holds as leasehold interest in one hotel property. The following table provides summary information regarding the hotel properties owned by us as of December 31, 2022:

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Purchased	Rooms	Price		Costs	Total	Interest
Holiday Inn Express (the “Cedar Rapids Property)	Limited-Service	Cedar Rapids, IA	November 30, 2018	83	$7,700,000		$158,333	$7,858,333	100%
Hampton Inn & Suites (the “Pineville Property”)	Limited-Service	Pineville, NC	March 19, 2019	111	13,897,358	(1)	303,744	14,201,102	100%
Hampton Inn (the “Eagan Property”)	Limited-Service	Eagan, MN	June 19, 2019	122	13,950,000		278,333	14,228,333	100%
Home2 Suites (the “Prattville Property”)	Extended-Stay	Prattville, AL	July 11, 2019	90	14,750,000		356,014	15,106,014	100%
Home2 Suites (the “Lubbock Home2 Property”)	Extended-Stay	Lubbock, TX	December 30, 2019	100	14,150,000		284,776	14,434,776	100%
Fairfield Inn & Suites (the "Lubbock Property")	Limited-Service	Lubbock, TX	January 8, 2020	101	15,150,000		496,431	15,646,431	100%
Homewood Suites (the "Southaven Property")	Extended-Stay	Southaven, MS	February 21, 2020	99	20,500,000		445,090	20,945,090	100%
Courtyard by Marriott (the "Aurora Property")	Select-Service	Aurora, CO	February 4, 2021	141	23,610,000		458,129	24,068,129	100%
Holiday Inn (the "El Paso HI Property")	Select-Service	El Paso, TX	May 12, 2021	175	10,300,000		361,019	10,661,019	100%
Hilton Garden Inn (the "Houston Property")	Select-Service	Houston, TX	August 3, 2021	182	19,910,000		918,353	20,828,353	100%
Sheraton Hotel (the "Northbrook Property")	Full-Service	Northbrook, IL	December 3, 2021	160	11,400,000		340,005	11,740,005	100%
Hampton Inn & Suites (the “Fargo Property”)	Limited-Service	Fargo, ND	January 18, 2022	90	11,440,000		302,222	11,742,222	100%
Courtyard by Marriott (the "El Paso Airport Property")	Select-Service	El Paso, TX	February 8, 2022	90	15,120,000		333,234	15,453,234	100%
Fairfield Inn & Suites (the "Lakewood Property")	Limited-Service	Lakewood, CO	March 29, 2022	142	18,800,000		862,117	19,662,117	100%
Residence Inn (the "Fort Collins Property")	Extended-Stay	Fort Collins, CO	August 3, 2022	113	15,800,000		546,009	16,346,009	100%
Hilton Garden Inn (the "Pineville HGI Property")	Select-Service	Pineville, NC	August 25, 2022	113	10,930,000		347,149	11,277,149	100%
Hilton Garden Inn (the "Charlotte Property")	Select-Service	Charlotte, NC	August 25, 2022	112	15,440,000		416,387	15,856,387	100%
Holiday Inn Express (the "Wichita Property")	Limited-Service	Wichita, KS	December 22, 2022	84	7,400,000		234,310	7,634,310	100%
				2,108	$260,247,358		$7,441,655	$267,689,013

(1)	The seller of the Pineville Property was entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income ("NOI") for one of the 12-month periods ending March 31, 2021, March 31, 2022, or March 31, 2023, as elected by the seller. The period to elect to receive additional compensation has passed with no election being made, as the seller did not elect the 12-month period ending March 31, 2021, March 31, 2022 or March 31, 2023.

In addition, on August 10, 2022, we acquired a 24.9% equity and profits interest in High Desert Garden Holdings, LLC, which is the parent of the entity which holds a leasehold interest in the Hilton Garden Inn, located in El Paso, Texas (the “El Paso University Property”) in exchange for a capital contribution of $3.2 million. The El Paso University Property is a select-service hotel with 153 guest rooms. See Note 3 “Investment In Hotel Properties” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for additional information regarding this transaction.

For a description of the debt associated with each of these hotel properties, see Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.”

Management Agreements

NHS Agreement

As of December 31, 2022, eleven of our hotel properties were subject to management agreements with NHS with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. The day-to-day operations of the Pineville Property was managed by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement between NHS and Beacon until January 31, 2023, with HP Hotel Management taking over the day-to-day operations as of February 1, 2023.

Vista Host Agreement

As of December 31, 2022, our Southaven Property was subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for two (2) successive five-year periods unless terminated earlier in accordance with its terms.

Aimbridge Agreement

As of December 31, 2022, each of our Houston Property, El Paso Airport Property and El Paso University Property was subject to a management agreement with Interstate Management Company, LLC (“Aimbridge”). The Aimbridge agreement for the Houston Property has an initial term expiring on August 3 of the third full calendar year following the effective date of the agreement. The agreement will automatically renew for additional successive terms of one year each unless terminated earlier in accordance with its terms. The Aimbridge agreement for the El Paso Airport Property and the El Paso University Property each has an initial five (5) year term and will automatically renew for one (1) year periods unless terminated earlier in accordance with its terms.

KAJ Agreement

As of December 31, 2022, each of the Fargo Property and the Wichita Property was subject to a management agreement with KAJ Hospitality Inc. (“KAJ”). Each KAJ agreement has an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms.

HP Agreement

As of December 31, 2022, the Charlotte Property and the Pineville HGI Property were each subject to a management agreement with HP Hotel Management, Inc. (“HP”). Each HP agreement has an initial term expiring three years after its effective date, which automatically renews for successive three-year periods, unless terminated in accordance with its terms. On February 1, 2023, HP assumed the management of the Pineville Property.

Franchise Agreements

As of December 31, 2022, all of our hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, we pay a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. We paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Share Valuation

We are not required to establish an updated net asset value of the Company (“Company NAV”) or an estimated net asset value per share (“Share NAV”) in accordance with FINRA Rules 5110 and 2231 as we are not conducting any public offering of our shares. The initial Share NAV was $10.00, the price at which we offered our shares in the Offering from the inception of the Offering through December 31, 2022, which was determined by our board of directors and bears no relationship to any established criteria of value such as book value or earnings per share, is not based on our past earnings, and does not reflect current market value for our assets. Our board of directors approved a revised Company NAV as of December 31, 2022, and a Share NAV of $10.57 per share effective January 6, 2023, determined by dividing the Company NAV by the number of then-outstanding shares of the Company’s common stock. The Company NAV and Share NAV were determined by our board of directors taking into account appraisals of the Company’s real estate properties and other factors deemed relevant to our board of directors. The Advisor administers our valuation policy and is responsible for the oversight of the valuation process, including the review and approval of the valuation and appraisal processes and methodologies used to determine our Company NAV and Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals.

At any time that a new Company NAV is calculated as provided above prior to the termination of the Offering, we intend to adjust the Offering price of the shares in an amount equal to the Company NAV divided by the number of outstanding shares. Our board of directors will determine a new Share NAV at such times and in conjunction with our determination of the Company NAV, and we will report the new Share NAV to our stockholders.

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

Stockholder Information

As of March 27, 2024, we had 9,966,585 shares of our common stock outstanding, held by a total of 1,359 stockholders.

Distribution Information

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing.

Distributions declared, distributions paid, and net cash flow used in operations during 2022 and 2021, aggregated by quarter, are as follows:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,293,181)
Second Quarter 2022	1,540,200	0.175	1,203,791	526,159	1,729,950	20,841
Third Quarter 2022	1,821,829	0.175	1,094,353	452,923	1,547,276	2,268,982
Fourth Quarter 2022	1,762,398	0.175	1,234,969	433,293	1,668,262	(326,742)
	$6,680,735	$0.700	$4,466,577	$1,979,615	$6,446,192	$(1,330,100)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
Second Quarter 2021	1,465,038	0.175	251,625	1,107,080	1,358,705	853,375
Third Quarter 2021	1,500,023	0.175	1,114,951	1,223,741	2,338,692	122,840
Fourth Quarter 2021	1,527,992	0.175	1,340,091	551,391	1,891,482	(732,378)
	$5,923,269	$0.700	$2,952,751	$3,964,040	$6,916,791	$(1,048,398)
(1)	Distributions for the years ended December 31, 2022 and 2021 were based on daily record dates and were calculated based on stockholders of record each day during the period at a rate of $0.00191781 per share per day. Distributions for the periods from January 1, 2021 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from April 1, 2021 through June 30, 2021 were payable to each stockholder 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from July 1, 2021 through December 31, 2022 were payable to each stockholder as 100% in cash on a monthly basis.
(2)	Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Beginning the second quarter of 2020 through the second quarter of 2021, distributions were paid on a quarterly basis. Beginning in the third quarter of 2021, distributions were paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the tenth day of the following month.

For the year ended December 31, 2022, we paid aggregate distributions of $6.4 million, including $4.5 million of distributions paid in cash and $2.0 million of distributions reinvested through our dividend reinvestment plan. For the year ended December 31, 2021, we paid aggregate distributions of $6.9 million, including $3.0 million of distributions paid in cash and $4.0 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the years ended December 31, 2022 and 2021, was $18.9 million and $5.3 million, respectively. Net cash flows used in operations for the years ended December 31, 2022 and 2021, were $1.3 million and $1.0 million, respectively. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

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

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. From inception of the Offering through December 31, 2022, except as otherwise provided in the offering memorandum, the shares were being offered in the private offering at an initial price of $10.00 per share, with shares purchased in our dividend reinvestment plan at an initial price of $9.50 per share. Our board of directors approved an estimated Share NAV as of December 31, 2022 and based on such Share NAV adjusted the offering price for our shares in the Offering to $10.57 per share, effective January 6, 2023, with shares issued pursuant to the DRIP being purchased at 95% of the new Share NAV, or $10.04 per share. During the year ended December 31, 2022, we sold 1,186,019 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $13.5 million, including 208,380 shares issued pursuant to our dividend reinvestment plan. During the year ended December 31, 2022, aggregate selling commissions of $0.6 million and marketing and diligence allowances and other wholesale selling costs and expenses of $1.5 million were paid in connection with the private offering. During the year ended December 31, 2021, we sold 407,478 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $7.9 million, including 417,267 shares issued pursuant to our dividend reinvestment plan. During the year ended December 31, 2021, aggregate selling commissions of $0.2 million and marketing and diligence allowances and other wholesale selling costs and expenses of $1.1 million were paid in connection with the private offering.

Go Unit Offering

On June 15, 2020, we commenced a private placement offering of limited partnership units in our Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of the Company, as the General Partner of the Operating Partnership, (the “GO Unit Offering”). The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. The Operating Partnership was offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO LP Units (a “Series GO Limited Partner”) will have the right to exchange its Series GO LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange. The exchange right is not available until all of the following have occurred (the “Exchange Date”):  (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO Limited Partner has held its Series GO LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the year ended December 31, 2022, we sold and issued 910,329 Series GO LP Units in the GO Unit Offering, resulting in gross proceeds of $6.3 million. During the year ended December 31, 2022, aggregate selling commissions of $0.4 million and marketing and diligence allowances and other wholesale selling costs and expenses of $0.1 million were paid in connection with the offering. During the year ended December 31, 2021, we sold and issued 1,555,543 Series GO LP Units in the GO Unit Offering, resulting in gross proceeds of $10.7 million. During the year ended December 31, 2021, aggregate selling commissions of $0.8 million and marketing and diligence allowances and other wholesale selling costs and expenses of $0.3 million were paid in connection with the offering.

Series T LP Units

On June 15, 2020, the Operating Partnership established the Series T LP Units as a new series of limited partnership units in the Operating Partnership. The Operating Partnership may issue the Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. During the year ended December 31, 2022, the Operating Partnership issued an aggregate of 2,559,737 Series T LP Units in connection with contributions of hotel properties on January 18, 2022, March 24, 2022, August 3, 2022, August 25, 2022 and December 22, 2022. During the year ended December 31, 2021, the Operating Partnership issued an aggregate of 2,513,769 Series T LP Units in connection with contributions of hotel properties on February 4, 2021, May 12, 2021, August 3, 2021 and December 3, 2021. These securities were issued in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to the terms of the partnership agreement of the Operating Partnership, each holder of Series T LP Units (a “Series T Limited Partner”) will have its Series T LP Units be eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after the issuance of the Series T LP Units, at which point the value will be calculated pursuant to the terms of the  partnership agreement of the Operating Partnership and the formula set forth in the contribution agreement between the Operating Partnership and the Series T Limited Partner. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. The Series T LP Units will also automatically convert into Common LP Units upon other events as described in the partnership agreement of the Operating Partnership at a rate based on a mathematical formula. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined in the previous paragraph). Notwithstanding the above, the Company may waive any of the requirements of the Exchange Date described in the paragraph above in its sole discretion other than (ii) or (iv).

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan, we will repurchase shares within 21 days following the end of a calendar quarter. During the year ended December 31, 2022, we repurchased shares of our common stock in the amounts below. We fulfilled all repurchase requests received during the year ended December 31, 2022. During the year ended December 31, 2022, we funded repurchases under our share repurchase plan with the net proceeds from our dividend reinvestment plan.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2022	30,383	$9.85	(1)
February 2022	—	$—	(1)
March 2022	—	$—	(1)
Total	30,383
April 2022	64,306	$9.92	(1)
May 2022	—	$—	(1)
June 2022	—	$—	(1)
Total	64,306
July 2022	57,614	$10.00	(1)
August 2022	—	$—	(1)
September 2022	—	$—	(1)
Total	57,614
October 2022	13,327	$10.00	(1)
November 2022	—	$—	(1)
December 2022	—	$—	(1)
Total	13,327
Year Ended December 31, 2022	165,630

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

The above table is on a cash basis, but we record our shares repurchased, as described below, on an accrual basis. We repurchased 135,248 shares pursuant to repurchase requests received during the year ended December 31, 2022, which represents an original investment of $1,352,472, including $185,036 of DRIP shares, for $1,347,319. As of December 31, 2022, no redemption proceeds had not yet been paid and were included in other liabilities on the accompanying consolidated balance sheets included as part of this Annual Report on Form 10-K. During the year ended December 31, 2021 we repurchased 88,088 shares, which represents an original investment of $880,883, including $69,803 of DRIP shares, for $856,605. As of December 31, 2021, $299,286 of the redemption proceeds had not yet been paid and was included in other liabilities on the accompanying consolidated balance sheets included as part of this Annual Report on Form 10-K. Based on the repurchase limits described above, as of December 31, 2022 we had $1,931,014 available for eligible repurchases during 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A discussion regarding our financial condition and results of operations for year-end 2021 compared to year-end 2020 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022 (“2021 Form 10-K”)

As used herein, the terms “we,” “our,” “us” and “the Company” refer to Lodging Fund REIT III, Inc., a Maryland corporation, Lodging Fund REIT III OP, LP, a Delaware limited partnership, which we refer to as the “Operating Partnership,” Lodging Fund REIT III TRS, Inc., a Delaware corporation, which we refer to as the “Master TRS” and their subsidiaries, except where the context otherwise requires. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto.

Overview

We were formed on April 9, 2018 as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of hotel properties (the “Projects”) located primarily in America’s Heartland, which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2018. We conduct substantially all of our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to an advisory agreement, as amended, under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of any loans, and is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. We have engaged NHS to manage the majority of the hotel properties acquired to date; however, we can engage third party property, and have done so in connection with several of our hotel properties acquired to date. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of the Sponsor, an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services.

We have invested and continue to invest primarily in 80 to 200 room limited service, select-service, full-service and extended stay hotel properties with strong mid-market brands in America’s Heartland. As of December 31, 2022, we consolidated 19 hotel properties, consisting of 18 hotel properties owned by us and an equity and profits interest in the parent of the entity which holds the leasehold interest in one hotel property, with an aggregate of 2,261 rooms located in 10 states. See Part I, Item 1, “Business” of this Annual Report on Form 10-K for more details on our investment objectives and strategy.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

We are currently conducting an offering (the “Offering”) of shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 in an amount of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2024, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. As of December 31, 2022, the Company had issued and sold 9,894,987 shares of common stock, including 1,018,460 shares attributable to our DRIP, and received aggregate proceeds of $96.7 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $83.9 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. We repurchased 135,248 shares pursuant to repurchase requests received during the year ended December 31, 2022, which represents an original investment of $1,352,472 for $1,347,319. As of December 31, 2022, all redemption proceeds had been paid. No public market exists for the shares of our common stock, and none is expected to develop.

On April 29, 2020, we classified and designated 7,000,000 shares of authorized but unissued common stock, $0.01 par value per share, as shares of “Interval Common Stock,” to be part of the Offering. The offering of the Interval Common Stock was a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of our board of directors, (the “Interval Share Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Interval Share Offering was to continue until the earlier of (i) the date when $30,000,000 (or $60,000,000 if approved by our board of directors) is sold, (ii) March 31, 2022, or (iii) a decision by the Company to terminate the Interval Share Offering. Our board of directors allowed the Interval Share Offering to expire on March 31, 2022. We did not issue or sell any shares of Interval Common Stock in the Offering.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of December 31, 2022, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

The Operating Partnership may issue Series T LP Units or Common LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon a Termination Event as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, Property Improvement Plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance Series T LP Units. As of December 31, 2022, the Company had issued an aggregate of 5,073,506 Series T LP Units and 612,100 Common LP Units in connection with such property contributions.

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2022, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit, in connection with property contributions.

Key 2022 Transactions

During the fiscal year ended December 31, 2022, we acquired seven hotel properties pursuant to contribution agreements and an equity and profits interest in the parent of the entity which holds the leasehold interest in one hotel property, with an aggregate of 897 rooms located in five states. The aggregate purchase price for the contribution agreements and equity and profits interest was $98.2 million, consisting of the issuance of Series T LP Units, Common LP Units, assumption or repayment of loans secured by the properties and payments of cash. The number of Common LP Units to be issued to each contributor based on the conversion of the Series T LP Units may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price was determined to be the value assigned by a third-party appraisal rather than the contractual purchase price, as the appraisal value was more reliably measurable.

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

Market Outlook

The hospitality industry has been significantly impacted by the COVID-19 pandemic, which began in early 2020. The pandemic caused a sharp decline in occupancy and RevPAR in 2020 and early 2021. However, the recovery of demand in our hotels accelerated in the second, third and fourth quarters of 2021, led primarily by robust leisure demand. Demand continued to recover in 2022. For the seven hotel properties acquired prior to January 1, 2021, RevPAR in 2022 compared to 2021 improved 13% to $86.53 from $76.58 while occupancy increased 1% and ADR increased 12%. Business transient and group demand remains well below pre-pandemic levels in most markets, but such demand could increase if corporate travel increases. During the year ended December 31, 2022, inflation in the United States accelerated and is expected to continue at an elevated level in the near-term.  Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. Higher interest rates could have an adverse impact on our financing costs as well as general and administrative expenses and property operating expenses. Further, increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies, and may continue to adversely affect our hotel operations and financial results.

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

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2024, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. We had also used the net proceeds from the GO Unit Offering to conduct our operations. The GO Unit Offering was terminated effective February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date.  We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and unused proceeds from the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2022, we had raised approximately $96.7 million in gross offering proceeds from the sale of shares of our common stock in the Offering and approximately $21.5 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of December 31, 2022, we consolidated nineteen hotel properties, consisting of eighteen hotel properties owned by us and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for all but one of the properties acquired in 2022 and the equity and profits interest acquired in 2022, the issuance of Series T LP Units to the contributor as part of the consideration, and for one of the properties acquired in 2021, the issuance of Common LP Units. Operating cash needs during the year ended December 31, 2022 were met through cash flow generated by these real estate investments and with proceeds from our Offering and the GO Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of December 31, 2022, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 62%.

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

NHS earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties for which it serves as the property manager, in an amount up to 4% of gross revenue. NHS may also earn a monthly accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. We reimburse NHS for certain costs of operating the hotel properties incurred on our behalf. All reimbursements are paid to NHS at cost. NHS also earns a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received from sellers or contributors during the period of due diligence. Such fee is waived if, upon acquisition by us, NHS is selected as the management company for the hotel property. NHS is also reimbursed for actual out-of-pocket costs incurred in providing the due diligence services. As of December 31, 2022, NHS served as property manager for eleven of our hotel properties.

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

The franchise agreements for certain of our hotels require provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of December 31, 2022, we set aside $4.6 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $6.0 million on capital improvements at our operating hotels during the year ended December 31, 2022.

Debt

Lines of Credit

Revolving Line of Credit – Western State Bank

On February 10, 2020, we entered into a $5.0 million revolving line of credit with Western State Bank (“Western Line of Credit”). The Western Line of Credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the Western Line of Credit was amended to extend the maturity date to May 10, 2021. The Western Line of Credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%, resulting in an effective rate of 3.75% per annum as of March 31, 2021. On May 6, 2021, the Western Line of Credit was amended to extend the maturity date to May 10, 2022. On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. On May 5, 2022, the Western Line of Credit was amended to extend the maturity date to December 15, 2022. On December 15, 2022, the Western Line of Credit was amended to extend the maturity to April 15, 2023. Additionally, through the amendment on December 15, 2022, the Western Line of Credit is secured by the Company’s Hampton Inn hotel property in Eagan, Minnesota, the Company’s Holiday Inn Express hotel property in Cedar Rapids, Iowa, the Company’s Hampton Inn hotel property in Fargo, North Dakota and limited partnership units of the Operating Partnership.  No other changes were made to the Western Line of Credit as a result of the Amendment.

The interest rate as of December 31, 2022 was 8.00%. The Western Line of Credit is secured by our Cedar Rapids Property, Eagan Property, and Fargo Property which are also subject to term loans with the same lender, and 300,000 Common LP Units of the Operating Partnership. The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of December 31, 2022, there was a $5.0 million balance outstanding on the Western Line of Credit. See “– Subsequent Events” below for a description of amendments to the Western Line of Credit subsequent to December 31, 2022.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (the “A-1 Lender”), which is an affiliate of the Advisor which is owned by Norman Leslie, a director and officer of the Company and principal of the Advisor and Corey Maple, a director of the Company and principal of the Advisor. The A-1 Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. The A-1 Line of Credit has a fixed interest rate of 7.0% per annum. Outstanding amounts under the A-1 Line of Credit may be prepaid in whole or in part without penalty. The A-1 Line of Credit was initially secured by 500,000 unissued Common LP Units of the Operating Partnership. On December 22, 2022, the line of credit was amended to extend the maturity date to December 31, 2023 and to increase the line of credit to $7.5 million. Through the Amendment, the A-1 Line of Credit is secured by 750,000 unissued Common LP units of the Operating Partnership. As of December 31, 2022, there was a $7,380,156 balance outstanding on the A-1 Line of Credit. See “– Subsequent Events” below for a description of amendments to the A-1 Line of Credit subsequent to December 31, 2022.

Mortgage Debt

As of December 31, 2022, we had $180.3 million in outstanding mortgage debt secured by each of our nineteen hotel properties, with maturity dates ranging from May 2023 to April 2029. Seventeen of the loans have fixed interest rates ranging from 3.70% to 6.41%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 10.15% as of December 31, 2022. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 10.40% as of December 31, 2022. Collectively, the weighted-average interest rate is 5.74%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 12 months following origination, and generally require a balloon payment due at maturity. As of December 31, 2022 and December 31, 2021, certain mortgage debt was guaranteed by the members of the Advisor. See Note 9 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for additional information regarding debt that was guaranteed by members of the Advisor. There were no mortgage loan amendments during the fiscal year ended December 31, 2022. See “– Subsequent Events” below for a description of changes to mortgage debt occurring subsequent to December 31, 2022.

As of December 31, 2022, we were not in compliance with the required financial covenants under the terms of its promissory notes secured by the Pineville Property, Cedar Rapids Property and Houston Property and related loan documents (the “Pineville Loan”), (the “Cedar Rapids Loan”) and (the “Houston Loan”), which constitutes an event that puts us into a trigger period pursuant to the loan documents. We have requested and received waivers of the financial covenants for the year ended December 31, 2022 for the Pineville Property, Cedar Rapids Property and Houston Property. Except as described above, we were in compliance with all debt covenants as of December 31, 2022.

Loan Guarantees

As of December 31, 2022, we have accrued a total of $941,758 in guarantee payments due to certain affiliates of the Advisor that have provided personal guarantees on some of our debt obligations, which is included in accrued expense on the accompanying consolidated balance sheets. As of December 31, 2021, we had accrued a total of $629,839 in guarantee payments due to certain affiliates of the Advisor that have provided personal guarantees on some of our debt obligations, which is included in accrued expense on the accompanying consolidated balance sheets.

The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of December 31, 2022 and 2021 for each of our mortgage debt obligations.

			Outstanding	Outstanding
			Balance as of	Balance as of
	Interest	Maturity	December 31,	December 31,
Hotel Property	Rate	Date	2022	2021
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,799,804	$5,858,134
Hampton Inn & Suites - Pineville	5.13%	6/6/2024	8,580,586	8,782,284
Hampton Inn - Eagan	4.60%	1/1/2025	9,063,528	9,277,193
Home2 Suites - Prattville	4.13%	8/1/2024	9,199,041	9,425,085
Home2 Suites - Lubbock	4.69%	10/6/2026	7,343,948	7,573,597
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,971,430	9,125,908
Homewood Suites - Southaven	3.70%	3/3/2025	13,007,706	13,343,841
Courtyard by Marriott - Aurora(2)(3)	10.15%	2/5/2024(4)	15,000,000	15,000,000
Holiday Inn - El Paso(3)	5.00%	5/15/2023(5)	7,900,000	7,900,000
Hilton Garden Inn - Houston(6)	3.85%	9/2/2026	13,947,217	13,947,218
Sheraton - Northbrook(3)(7)	10.40%	12/5/2024	3,766,639	3,700,000
Hampton Inn - Fargo(8)	4.00%	3/1/2027	7,275,480	—
Courtyard by Marriott - El Paso(9)(10)	6.01%	5/13/2027	9,990,000	—
Fairfield Inn & Suites - Lakewood(3)	7.00%	3/29/2023(11)	13,845,000	—
Residence Inn - Fort Collins(12)(13)	7.00%	8/3/2023	11,500,000	—
Hilton Garden Inn - El Paso	4.94%	8/6/2025	12,613,869	—
Hilton Garden Inn - Pineville(14)	6.20%	8/25/2027	7,020,000	—
Hilton Garden Inn - Charlotte(14)	6.20%	8/25/2027	9,805,000	—
Holiday Inn Express - Wichita(9)	6.41%	12/21/2027	5,642,000	—
Total Mortgage Debt			180,271,248	103,933,260
Premium on assumed debt, net			221,082	722,905
Deferred financing costs, net			(3,193,939)	(2,129,281)
Net Mortgage			$177,298,391	$102,526,884

(1)	Loan is interest-only through April 30, 2022 and is at a fixed rate of interest.
(2)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%.
(3)	Loan is interest-only until maturity.
(4)	The Company has notified the lender of its intention to exercise the option under the loan agreement to extend the maturity date to February 5, 2025. The parties are working to finalize the extension documents as of the date of this filing.
(5)	Maturity date extended to May 15, 2024. See “– Subsequent Events” below.
(6)	Loan is interest-only for the first 24 months after origination.
(7)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%.
(8)	Proceeds of this loan were used to repay in full the original loan secured by the Fargo Property entered into on January 24, 2022 with A-1 Bonds.
(9)	Loan is interest-only for the first 18 months after origination.
(10)	Proceeds of this loan were used to repay in full the original loan secured by the El Paso Airport Property entered into on February 14, 2022 with A-1 Bonds.
(11)	Maturity date extended to March 28, 2024 per terms of the loan agreement. See “ – Subsequent Events” below.
(12)	Tranche 3’s maturity date is August 2, 2028. Tranche 1 is interest-only until maturity, beginning six months after the issuance of the loan. Tranche 3’s payments are deferred until a certain appraised value is attained in accordance with the terms of the loan.
(13)	On April 18, 2023, this loan was repaid in full and refinanced with a new loan secured by the Fort Collins Property. See “– Subsequent Events” below.
(14)	Loan is interest-only through February 25, 2024.

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

Cash Flows

The following table provides a breakdown of our net change in our cash, cash equivalents, and restricted cash:

	For the Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(1,330,100)	$(1,048,398)
Net cash used in investing activities	(55,481,343)	(5,048,971)
Net cash provided by financing activities	59,401,324	7,904,702
Net increase in cash, cash equivalents and restricted cash	$2,589,881	$1,807,333

Cash Flows From Operating Activities

As of December 31, 2022, we owned eighteen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, and during the year ended December 31, 2022, net cash used in operating activities was $1.3 million. As of December 31, 2021, we owned eleven hotel properties and net cash used in operating activities was $1.0 million. Our cash flows used in operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses, certain acquisition-related expenses, property management fees, and other working capital changes. See “– Results of Operations” below for further discussion of our operating results for the years ended December 31, 2022 and 2021.

Cash Flows From Investing Activities

Net cash used in investing activities was $55.5 million for the year ended December 31, 2022, and primarily consisted of $50.9 million used for the acquisitions of hotel properties, $6.0 million used for the improvements and additions to hotel properties and $1.3 million provided from the acquisition of the VIE. Net cash used in investing activities was $5.0 million for the year ended December 31, 2021, and primarily consisted of $2.2 million for the acquisition of four hotel properties, with an additional $2.9 million being used for capital improvements at certain of our hotel properties.

Cash Flows From Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $59.4 million and consisted primarily of the following:

●	$14.0 million of net cash provided by offering proceeds related to our Offering, including $6.3 million net cash related to the Go Unit Offering, which was net of payments of commissions and other offering costs of $3.8 million, including $0.5 million related to the GO Unit Offering;
●	$52.1 million of net cash provided by debt financing as a result of proceeds from debt financing of $63.8 million and $15.0 million in draws on our line of credit, offset by principal payments on debt financing of $21.0 million, with $7.2 million related to the Fargo Property and $10.0 million to the El Paso Airport Property, $3.3 million in payments on our line of credit and payments of financing costs of $2.5 million;
●	$5.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.0 million; and
●	$1.3 million of cash payments for share redemptions under our share repurchase plan.

During the year ended December 31, 2021, net cash provided by financing activities was $7.9 million and consisted primarily of the following:

●	$11.6 million of net cash provided by offering proceeds related to our Offering, including $10.7 million net cash related to the Go Unit Offering, which was net of payments of commissions and other offering costs of $3.1 million, including $1.3 million related to the GO Unit Offering;

●	$0.1 million of net cash provided by debt financing as a result of proceeds from debt financing of $13.9 million related to the acquisition of our Houston Property, $2.0 million in draws on our line of credit, and $0.9 million in PPP loans, offset by principal payments on debt financing of $14.1 million, with $13.0 million related to the Houston Property and $1.1 million to other Properties, $1.4 million in payments on our line of credit and payments of financing costs of $1.3 million;
●	$3.0 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $4.0 million; and
●	$0.9 million of cash payments for share redemptions under our share repurchase plan.

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

Our results of operations for the years ended December 31, 2022 and December 31, 2021 are not indicative of those expected in future periods, as we were actively raising capital through our Offering and Go Unit Offering along with acquiring hotel properties during both of these periods. As of December 31, 2022 and 2021, we owned eleven and seven properties, respectively, for a full 12-month operating cycle.

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

Comparison of the year ended December 31, 2022 versus the year ended December 31, 2021

Revenue

Room revenues totaled $50.3 million and $26.1 million for the years ended December 31, 2022 and December 31, 2021, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $2.8 million and $1.0 million for the years ended December 31, 2022 and December 31, 2021, respectively. Hotel occupancy, ADR, and RevPAR were 66.0%, $118.01, and $77.82, respectively, for the year ended December 31, 2022. Hotel occupancy, ADR, and RevPAR were 66.5%, $106.06, and $70.50, respectively, for the year ended December 31, 2021. For the seven hotel properties acquired prior to January 1, 2021, hotel occupancy, ADR, and RevPAR were 83.3%, $134.36, and $111.92, respectively, for the year ended December 31, 2022. While occupancy remained relatively flat, the increases in ADR and RevPAR were primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 coupled with rising prices due to inflation. Hotel properties acquired during 2022 contributed $12.0 million to the increase in room revenues and $0.9 million to the increase in other revenue for the year ended December 31, 2022.

Property Operations Expenses

Property operations expenses were $26.0 million and $12.2 million for the years ended December 31, 2022 and December 31, 2021, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The $13.8 million increase in property operations expenses was primarily due to inflation, increases in property taxes, and the eight property acquisitions in 2022. $6.3 million of the $13.8 million increase is resulting from the acquisitions of the Fargo Medical Center in January, El Paso Airport in February, Lakewood property in March, Fort Collins, El Paso University (equity and profits interest), Charlotte North and Pineville HGI properties in August, and Wichita hotel property in December 2022. Property taxes for the 11 properties acquired before January 1, 2022 accounted for $2.5 million of the $13.8 million increase. We expect property operating expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

General and Administrative Expenses

General and administrative expenses were $10.6 million and $6.4 million for the years ended December 31, 2022 and December 31, 2021, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The $4.2 million increase in general and administrative expenses was primarily due to an increase in payroll and professional fees and $1.3 million of expenses resulting from the addition of the Fargo Medical Center, El Paso Airport, Lakewood, Fort Collins, El Paso University, Charlotte North, Pineville HGI, and Wichita hotel properties. We expect general and administrative expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

Sales and Marketing Expenses

Sales and marketing expenses were $3.3 million and $1.7 million for the years ended December 31, 2022 and December 31, 2021, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $1.6 million increase in sales and marketing expenses was primarily due to the addition of the Fargo Medical Center, El Paso Airport, Lakewood, Fort Collins, El Paso University, Charlotte North, Pineville HGI, and Wichita hotel properties. We expect sales and marketing expenses will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

Franchise Fees

Franchise fees were $4.8 million and $2.5 million for the years ended December 31, 2022 and December 31, 2021, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $2.4 million increase in franchise fees was primarily due to higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19 and the addition of the Fargo Medical Center, El Paso Airport, Lakewood, Fort Collins, El Paso University, Charlotte North, Pineville HGI, and Wichita hotel properties. We expect franchise fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

Management Fees

Management fees were $4.2 million and $2.8 million for the years ended December 31, 2022 and December 31, 2021, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the Advisor increased by $0.7 million. We experienced increased management fees across our portfolio primarily due to higher RevPAR resulting from the ongoing recovery in lodging demand from the impacts of COVID-19. We expect property management fees will increase in future periods as a result of owning our current hotel properties for a full operating period, as well as anticipated future acquisitions of hotel properties.

Acquisition Expenses

Acquisition expenses were $729,545 and $81,693 for the years ended December 31, 2022 and December 31, 2021, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not ultimately acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE. The increase in acquisition expenses is primarily related to the acquisition of the VIE that holds the El Paso University Property

Depreciation

Depreciation expense was $8.0 million and $4.8 million for the years ended December 31, 2022 and December 31, 2021, respectively. The $3.2 million increase in depreciation expense was primarily due to the addition of the Fargo Medical Center, El Paso Airport, Lakewood, Fort Collins, El Paso University, Charlotte North, Pineville HGI, and Wichita hotel properties.

Other Income, net

Other income was $2.5 million and $58,564 for the years ended December 31, 2022 and December 31, 2021, respectively. The change was primarily due to a gain recorded upon acquisition of the VIE.

PPP Loan Forgiveness

PPP loan forgiveness income was $0 and $1.7 million for the years ended December 31, 2022 and 2021, respectively. See “—Liquidity and Capital Resources – Debt – Paycheck Protection Program (“PPP”) Loans” above for a discussion of PPP loans and forgiveness.

Interest Expense

Interest expense was $11.0 million and $4.6 million for the years ended December 31, 2022 and December 31, 2021, respectively. The $6.4 million increase in interest expense was primarily due to the increase in hotel mortgage debt used to acquire the Fargo Medical Center, El Paso Airport, Lakewood, Fort Collins, El Paso University, Charlotte North, Pineville HGI, and Wichita hotel properties and increased amounts outstanding under our lines of credit.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Update to Offering Price and Share NAV

Our board of directors approved a revised net asset value (“NAV”) of our assets as of December 31, 2022. As a result, the price per share of our common stock, $0.01 par value per share (each, a “Share”), in the Offering and the Share NAV were adjusted from $10.00 to $10.57 effective January 6, 2023. The issue price of the Common LP Unit and the Series T LP Unit of the Operating Partnership also increased to $10.57. The Offering price was determined by our board of directors taking into account appraisals of our real estate properties and other factors deemed relevant by our board of directors. We make no representations, whether express or implied, as to the value of the Shares offered in the Offering. In the event the Offering price per Share is increased or decreased, the number of Shares subject to the Offering will be adjusted to reflect such change and the maximum offering amount will remain unchanged.

A-1 Line of Credit Amendments

On January 12, 2023, we entered into a Change in Terms Amendment with the Operating Partnership and A-1 Bonds in connection with the A-1 Line of Credit. This Amendment increased the A-1 Line of Credit to $10.0 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Line of Credit to 1,000,000 Common LP Units.

On April 18, 2023, we entered into a Change in Terms Amendment with the Operating Partnership and A-1 Bonds in connection with the A-1 Line of Credit. This Amendment increased the A-1 Line of Credit to $13.3 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Line of Credit to 1,330,000 Common LP Units.

As of March 27, 2024, $13.3 million is outstanding under the A-1 Line of Credit.

The Company and A-1 Bonds are working to finalize an extension of the A-1 Line of Credit as of the date of this filing, however there can be no assurance that an extension will be granted.

Western Line of Credit Amendments

On April 15, 2023, we entered into a Change in Terms Amendment with the Operating Partnership and Corey Maple in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from April 15, 2023 to June 15, 2023.

On July 31, 2023, we entered into a Change in Terms Agreement with the Operating Partnership, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from June 15, 2023 to September 15, 2023. This amendment also added an additional 200,000 limited partnership units of the Operating Partnership as collateral for the loan, for a total of 300,000 limited partnership units.

On October 9, 2023, we entered into a Change in Terms Agreement with the Operating Partnership, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC, effective as of October 4, 2023 in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from September 15, 2023 to November 15, 2023. This amendment also reduced the maximum credit to $4.67 million and required the Operating Partnership to pay Western State Bank a principal curtailment of $0.3 million.

On December 27, 2023, we entered into a Change in Terms Agreement with the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC, in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from November 15, 2023 to April 30, 2024.

As of March 27, 2024, $4.4 million is outstanding under the Western Line of Credit.

NHS Loan

On March 6, 2023, we entered into a $600,000 loan agreement (the “NHS Loan”) with NHS. The NHS Loan requires the payment of monthly interest beginning on April 6, 2023, with all outstanding principal and interest amounts being due and payable at maturity on July 6, 2023. The NHS Loan has a fixed interest rate of 7.0% per annum. Outstanding amounts under the NHS Loan may be prepaid in whole or in part without penalty. The NHS Loan is secured by 60,000 partnership units of the Operating Partnership.

On December 28, 2023, we entered into a Change in Terms Agreement with the Operating Partnership and NHS in connection with the NHS Loan to extend the maturity date of the NHS Loan to January 31, 2024. This amendment also provided that in lieu of monthly interest payments, all accrued interest shall be due and payable on the maturity date with the full principal balance.

We and NHS are working to finalize an extension of the NHS loan as of the date of this filing, however there can be no assurance that an extension will be granted.

Fort Collins Loan Refinancing

On April 18, 2023, pursuant to the Loan Agreement, dated as of April 18, 2023 (the “New Fort Collins Loan Agreement”), LF3 RIFC, LLC and LF3 RIFC TRS LLC (collectively, the “Fort Collins Borrower”), subsidiaries of the Operating Partnership entered into a new $11.2 million loan with Access Point Financial, LLC (“Access Point”), which is secured by the Fort Collins Property (the “New Fort Collins Loan”). Access Point is not affiliated with us or the Advisor. The New Fort Collins Loan is evidenced by a promissory note and has a variable interest rate per annum equal to 30-day secured overnight financing rate plus 6.25%. The New Fort Collins Loan matures May 4, 2025, with the option for up to three one-year extensions if requirements are met, including certain required debt service coverage ratios and the payment of an extension fee. The New Fort Collins Loan requires monthly interest-only payments through May 4, 2025, followed by monthly payments of principal and interest through any extensions, with the outstanding principal and interest due at maturity. The Fort Collins Borrower has the right to prepay up to 10% of the outstanding principal amount of the New Fort Collins Loan on certain permitted prepayment dates with a 10-day notice. If prepaid during the first 25 months of the initial term, such a prepayment would include a prepayment fee equal to the sum of 24 months of interest payments that, but for the prepayment, would have been due and payable on the prepaid principal amount had a prepayment not occurred. When the Fort Collins Borrower pays the entire remaining principal balance, whether prepaid or on maturity, the Fort Collins Borrower will incur an exit fee of $112,000. The New Fort Collins Loan includes cross-default provisions such that a default under certain other agreements of the Fort Collins Borrower, the Guarantors described below and the property manager of the Fort Collins Property constitute a default under the New Fort Collins Loan. The Fort Collins Borrower used the proceeds of the New Fort Collins Loan to repay the original $11.5 million loan with A-1 Bonds which was secured by the Fort Collins Property, pursuant to a Loan Agreement, dated as of August 3, 2022.  The original loan was evidenced by three promissory notes in the amounts of $10,298,535 (“Tranche 1”), $700,000 (“Tranche 2”) and $501,465 (“Tranche 3”) and had a fixed interest rate of 7.0% per annum. On April 18, 2023, the proceeds of the New Fort Collins Loan were used to refinance the original loan, and the outstanding obligations under Tranche 1 were repaid in full and under Tranche 2 were forgiven. A 1.75% exit fee was paid on Tranche 1, and no penalty was incurred on Tranche 1 or Tranche 2. Tranche 3 remains an ongoing obligation, no longer secured by the Fort Collins Property, under the terms of the original loan and Tranche 3 promissory note. All guaranties in connection and collateral with respect to the original loan and Tranche 1, Tranche 2 and Tranche 3 promissory notes have been terminated or released, and all commitments with respect to the original loan and Tranche 1 and Tranche 2 promissory notes have been terminated or released.

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

SEC Settlement

As previously disclosed, the Advisor and Corey R. Maple received a “Wells notice” from the SEC stating that the SEC staff had made a preliminary determination to recommend to the SEC that it bring an enforcement action against the

Advisor and Mr. Maple alleging violations of securities laws in connection with the SEC’s investigation of our reimbursement of and financial accounting for certain expenses incurred by the Advisor as well as the adequacy of its disclosures related to those policies and practices. The Wells notice was neither a formal charge of wrongdoing nor a final determination that the Advisor or Mr. Maple has violated any law.

On August 28, 2023, the Advisor and Mr. Maple, without admitting or denying the findings, agreed to an administrative cease-and-desist order relating to Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended. A copy of the order can be found on the SEC’s website at https://www.sec.gov/files/litigation/admin/2023/33-11227.pdf. As part of the settlement, the Advisor agreed to pay disgorgement of $463,900, prejudgment interest of $85,431.50 and a civil monetary penalty of $225,000 and Mr. Maple agreed to pay a civil monetary penalty of $100,000. Additionally, the Advisor has undertaken to (a) retain a qualified independent consultant acceptable to the SEC, at the Advisor’s expense, within 60 days of the date of entry of the order to review the Advisor’s policies, procedures and controls regarding the proper allocation of expenses between us and the Advisor as provided in the order, (b) require the consultant to submit a report to the Advisor and the SEC staff within 120 days of the entry of the order with its findings and any recommendations for changes or improvements, and (c) adopt, implement and maintain all policies, procedures and practices recommended by the consultant’s report within 120 days of receiving the report from the consultant.

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

Changes in Officers and Directors

Effective February 28, 2023, Brian Hagen retired from our board of directors. His decision to retire was not a result of a disagreement with us on any matter relating to our operations, policies or practices.

On May 19, 2023, Mr. Corey R. Maple tendered his resignation, effective May 19, 2023, as Chief Executive Officer and Secretary, but continues to serve as the Chairman of our board of directors. On May 19, 2023, our board of directors appointed Mr. Norman H. Leslie as our Chief Executive Officer and Secretary, effective May 19, 2023.

Change in Registered Public Accounting Firm

On October 24, 2023, based on the approval of the Audit Committee of our board of directors, we dismissed Deloitte & Touche LLP as our independent registered public accounting firm, and engaged Marcum LLP as our new independent registered public accounting firm, effective October 24, 2023.

Distributions Paid

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

Creation of Series GO II LP Units

On April 7, 2023, the Operating Partnership established the terms of a new series of limited partner units designated as Series Growth & Opportunity II Limited Partner Units (“Series GO II LP Units”) to be issued from time to time. The Operating Partnership commenced a separate offering for the purchase of the Series GO II LP Units at a purchase price equal to 75% of the Share NAV. The purchase price based on the current Share NAV is $7.93 per Series Go II LP Unit. The Series GO II LP Units will be specially allocated all Net Income (including book-up income) in proportion to the 25% issue price shortfall, until the positive Capital Account balance of each Series GO II LP Unit is equal to the Share NAV. As a result, the issuance of Series GO II LP Units will be dilutive to the General Partner Units and therefore, to the shares of common stock of our Company. See “—GO II Unit Offering” below for a status of the offering of the Series GO II LP Units.

Terminated Contracts

On January 31, 2023, the Operating Partnership and CS Real Estate Holding LLC (the “College Station Voco Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “College Station Voco Contribution Agreement”), pursuant to which the College Station Voco Contributor agreed to contribute the 166-room Aggieland Boutique Hotel in College Station, Texas to the Operating Partnership, which the Operating Partnership intended to convert into a Voco by IHG (the “College Station Voco Hotel Property”). The College Station Voco Contributor is not affiliated with us or Legendary Capital REIT III, LLC, our external advisor. The aggregate consideration for the College Station Voco Hotel Property under the College Station Voco Contribution Agreement was $18,500,000 plus closing costs, subject to adjustment as provided in the College Station Voco Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the College Station Voco Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T Limited Units of the Operating Partnership and cash at closing. As required by the College Station Voco Contribution Agreement, the Operating Partnership deposited $50,000 into escrow as earnest money pending the closing or termination of the College Station Voco Contribution Agreement. The Operating Partnership terminated the College Station Voco Contribution Agreement on June 13, 2023. The earnest money deposit was fully refunded to the Operating Partnership.

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

Status of the Offering

Our board of directors extended the term of our Offering to May 31, 2024. As of the date of this filing, our private offering remained open for new investment, and since the inception of the offering we had issued and sold 10,254,100 shares of common stock, including 1,178,323 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.3 million.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, described below.

Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, in connection with the review of the Company’s consolidated financial statements for the quarter ended September 30, 2022, we identified a material weakness in our control environment related to the accounting treatment of an acquisition in August of 2022 of a controlling interest in an entity which holds the leasehold interest in a hotel property. We believe that this material weakness was a result of the misapplication of the GAAP accounting guidance. The material weakness did not result in any misstatements, material or otherwise, to the financial statements issued for the year ended December 31, 2021, or the quarters ended March 31, 2022 or 2021, June 30, 2022 or 2021 or September 30, 2021. Soley due to this weakness, our management concluded that at December 31, 2022, the Company’s internal control over financial reporting was not effective.

Remediation

Subsequent to December 31, 2022, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.  The remediation actions include consultation with external GAAP accounting experts on non-recurring, significant, or unusual transactions.  We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the application controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of this material weakness will be completed prior to the end of 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, except for the material weakness noted above, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation plan described above was implemented subsequent to December 31, 2022.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information about our executive officers and directors as of March 27, 2024.

Name and Address(1)	Position(s)	Age	Year First Became a Director	Class
Corey R. Maple	Chairman of the Board and Director	58	2018	Class I
Norman H. Leslie	President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer, and Director	57	2018	Class II
Samuel C. Montgomery	Chief Financial Officer	42	n/a	n/a
Perry M. Rynders	Independent Director	65	2019	Class II
Jeffrey T. Leighton	Independent Director	54	2018	Class III
David G. Ekman	Director	62	2018	Class III

(1)	The address of each named executive officer and director is 1635 43rd Street South, Suite 205, Fargo, North Dakota 58103.

Corey R. Maple

Corey R. Maple serves as Chairman of our board of directors and a director, positions he has held since April 2018.  From April 2018 to May 2023, Mr. Maple served as the Company’s Chief Executive Officer and Secretary. He also served as the Chief Executive Officer and Secretary of the Advisor, positions he held from April 2018 to May 2023. Mr. Maple has also served as a Managing Member of the Sponsor since 2018. In 1992, Mr. Maple served as manager of a branch office of Maier Engineering in St. Paul, Minnesota. In 1993, Mr. Maple and three partners purchased Maier from its principal, Gordon Maier. In 1996, Mr. Maple founded MiniMax Software Corp. to build engineering applications for the electric utility market. Also in 1996, Mr. Maple acquired a 100% interest in Maier by buying out the interests of his other three partners in the company. In 2005, MiniMax merged with Powel, ASA, a privately held Norwegian company. In 2006, Mr. Maple helped lead a successful public offering of the combined entity on the Oslo Bourse. Mr. Maple served as the President of U.S. operations and member of the board of directors for the next two years until the company was purchased by a Scandinavian conglomerate. In 2008, Mr. Maple founded Cordonco.com, an online transaction processing service. Also in 2008, Mr. Maple served as a founder of Lodging Opportunity Fund, an investment fund sponsored by an affiliate of our Advisor that purchased distressed, limited-service hotels, and currently serves as a Chairman and Trustee of that entity. Mr. Maple also owns or has an interest in Seven Sisters Spirits, a large full-service liquor store near Detroit Lakes MN, and MapleTree LLC, an investment company. Mr. Maple holds a Bachelor of Science degree in Electrical Engineering from North Dakota State University. We believe that Mr. Maple’s experience as a founder of Lodging Opportunity Fund and his private board experience make him well qualified to serve as a member of our board of directors.

On August 28, 2023, Mr. Maple, the Advisor and an affiliated manager of another REIT sponsored by our Sponsor, Legacy Hospitality II, LLC (“Legacy”), agreed to an administrative cease-and-desist order filed by the Securities and Exchange Commission (the “SEC”) relating to matters previously discussed in our prior public filings and described more fully in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – SEC Settlement” herein. A copy of the order can also be found on the SEC’s website at https://www.sec.gov/files/litigation/admin/2023/33-11227.pdf. The SEC’s order states that Mr. Maple, the Advisor and Legacy violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, through the improper reimbursement of and financial accounting for certain expenses incurred by the Advisor and Legacy as well as the adequacy of disclosures to investors related to those policies and practices.  As part of the settlement, the Advisor agreed to pay disgorgement of $463,900, prejudgment interest of $85,431.50 and a civil monetary penalty of $225,000, Legacy agreed to disgorgement of $2,283,000, prejudgment interest of $4,359,012.67 and a civil monetary penalty of $1,150,000, and Mr. Maple agreed to pay a civil monetary penalty of $100,000. The Advisor, Legacy and Mr. Maple did not admit or deny the findings contained in the order, except that solely for purposes of exceptions to discharge set forth in Section 523 of the Bankruptcy Code, the findings in the order are true and admitted by Mr. Maple.

Norman H. Leslie

Norman H. Leslie serves as Chief Executive Officer and Secretary of the Company, positions he has held since May 19, 2023.  In addition, he serves as the President of the Company, a position he has held since August 2019, and Chief Investment Officer, Treasurer and director of the Company, positions he has held since April 2018. Mr. Leslie also serves as the President, Chief Investment Officer and Treasurer of the Advisor, positions he has held since April 2018. Mr. Leslie has also served as the Managing Member of the Sponsor since 2018. Mr. Leslie has 33 years of real estate experience and has worked extensively in the hotel industry, working from the ground up. Mr. Leslie organized NHS, LLC (dba National Hospitality Services) in 2001. Today, NHS manages 43 hotels across the United States and is recognized as a Top 200 management company in the United States by size. NHS operates hotels franchised through IHG®, Marriott®, Hilton®, Hyatt®, Radisson®, Choice Hotels® and Wyndham®.  As co-founder of Bridge Hospitality LLC and other development companies, he was instrumental in the eight new-build IHG and Marriott hotels in the United States. Mr. Leslie has also led the development of commercial properties including Grade A offices and retail centers in North Dakota. He was also a co-founder of Heritage Homes, a premiere homebuilder in the Fargo-Moorhead market.

Mr. Leslie co-founded Lodging Opportunity Fund LLLP, Lodging Opportunity Fund Real Estate Investment Trust, the Company and their corresponding sponsor entities. These entities acquired over 40 hotels between 2011 and today. Mr. Leslie serves on the IHG Owners Association Global Board of Directors (2018-present) and was elected as Chair of the Board for 2022. He has served on the board of directors of the Fargo-Moorhead-West Fargo Chamber of Commerce, Ramada Inns National Association (RINA), and four Owner Association panels for IHG.

Mr. Leslie holds a Bachelor of Commerce Degree (Honors) from the University of Manitoba. We believe that Mr. Leslie’s significant experience in the real estate and hotel industry makes him well qualified to serve as a member of the Company’s board of directors.

Samuel C. Montgomery

Samuel C. Montgomery serves as Chief Financial Officer of the Company, a position he has held since October 2020. Mr. Montgomery also serves as Chief Operating Officer of our Sponsor, a position he has held since December 2016. Mr. Montgomery oversees every aspect of Legendary Capital’s operations. He is a certified public accountant in North Dakota, Florida and Tennessee and has more than a decade of experience serving asset managers in the REIT and private equity sectors. He spent the first six years of his career with Ernst & Young LLP, primarily with its Chicago, Illinois, financial services group. In this role, he served as a business advisor to several of the country’s largest REITs on tax consulting, mergers and acquisitions and public offerings. He also contributed to the growth of the company’s financial services practice with a rotation in Bangalore, India, to help develop Ernst & Young’s outsourced tax compliance functions for financial services clients. In 2011, Montgomery transferred to PricewaterhouseCoopers LLP, where he spent five years serving financial services clients primarily from the Tampa, Florida, office. As one of two individuals tasked with developing a financial services practice in western and central Florida, he helped broaden the footprint to cover the entire state. Upon relocating to Fargo, North Dakota in June 2016, Mr. Montgomery joined Eide Bailly LLP’s tax practice serving a variety of real estate clients. He holds a Bachelor’s degree in Business Administration-Accounting from the University of Miami and a Master’s degree in Taxation from Nova Southeastern University.

Perry M. Rynders

Perry M. Rynders is one of our independent directors and is the Chairman of the audit committee of our board of directors (the “Audit Committee”), positions he has held since April 2019. Mr. Rynders is also the Chairman of the Audit Committee of Lodging Opportunity Fund REIT, an affiliate of the Company. Mr. Rynders was the Chief Executive Officer and member of the Board of Governors of A’viands, LLC, a food services management company, from 2005 through September of 2014. In August of 2011, A’viands was sold to TrustHouse Services Group, LLC. In April of 2013, TrustHouse Services Group, LLC was sold to Elior, a publicly traded company out of France. Mr. Rynders continued as a consultant to A’viands, LLC through March of 2018. Mr. Rynders is a 50% owner, CEO and Chairman of the Board of

Governors of Best Development Company, LLC. Best Development Company, LLC’s primary asset is approximately 80 acres of land in Dakota County, MN which is currently farmed. Mr. Rynders is a 50% owner, CEO and Chairman of the Board of Governors of Best Holding Company, LLC. Best Holding Company, LLC’s primary asset is a 30,000 square foot office building in Roseville, MN. Mr. Rynders is a 50% owner, CEO and Chairman of the Board of Governors of Best Investment Company II, LLC. Best Investment Company II, LLC’s primary asset is an investment in Tamarack Aerospace Group, Inc. Mr. Rynders is also an investor in Lodging Opportunity Fund REIT, an affiliate of the Company. Mr. Rynders is a Certified Public Accountant (Inactive). We believe that Mr. Rynders’ experience as Chairman of the Audit Committee of Lodging Opportunity Fund REIT and other business experience make him well qualified to serve as a member of our board of directors and the Chairman of our Audit Committee.

Jeffrey T. Leighton

Jeffrey T. Leighton is one of our independent directors, a position he has held since June 2018. Jeffrey T. Leighton currently is Vice President and a board member of Leighton Broadcasting, a second-generation radio broadcast company. Mr. Leighton has spent most his life in Central Minnesota. Beginning in 1992 he worked as a financial advisor for American Express and attained a Series 7, 63 and 65 license for investments. In 1996, Mr. Leighton joined Leighton Broadcasting as Sales Manager for their Detroit Lakes, Minnesota market and in 2003, he was promoted to Market Manager for this same market. Mr. Leighton has led the Company in its completion of two acquisitions within this market since 2010. Mr. Leighton served on the Essentia Health Foundation and was a driving force in its creation of the Business Relations committee. Mr. Leighton has also served in various positions with the Detroit Lakes Chamber of Commerce, Rotary and Health Resource Center. He holds a Bachelor of Arts degree in Finance and Marketing from The University of St. Thomas in St. Paul, Minnesota. We believe that Mr. Leighton’s finance and acquisitions experience makes him well qualified to serve as a member of our board of directors.

David G. Ekman

David G. Ekman is one of our directors, a position he has held since April 2018. He purchased a ComputerLand franchise in 1982 and later developed his own full-service computer company named Corporate Technologies in Fargo, North Dakota. In 1994, Mr. Ekman launched a regional Internet Service Provider (ISP) company, Corporate Communications, which was later sold. In 1999, Mr. Ekman merged his computer company with a voice and data company. The entity eventually became Multiband Subscriber Services, a field services company with over 3,000 U.S. employees, formerly listed on NASDAQ. Mr. Ekman ended his career as Multiband’s Chief Information Officer in January 2015 after the company’s sale. Mr. Ekman currently serves as President and founding partner of Bridge Hospitality, a company that performs hotel development and investment. Mr. Ekman is also a partner and President of One Rep Construction, an owners representative company for hotel construction and renovations. Additionally, he is co-owner of Travel Travel Fargo-Moorhead, Inc., a regional travel agency. Mr. Ekman has been involved with many associations and committees throughout his career including public company board of directors experience with Multiband. He currently serves on the Board of Trustees of the North Dakota State University Foundation, the College Advisory and Advancement board of directors at University of Minnesota Crookston, and the Audit Committee of LOF-REIT, a non-registered, non-traded REIT sponsored by an affiliate of our Advisor. Mr. Ekman holds an Associate’s degree in agricultural business from University of Minnesota Crookston. He then transferred to North Dakota State University, majoring in agricultural economics. We believe that Mr. Ekman’s significant experience with Multiband and the hospitality industry makes him well qualified to serve as a member of our board of directors.

Board Composition

We currently have five seats on our board of directors. Pursuant to our charter, our board of directors is currently divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election.  We did not hold an annual meeting of stockholders in 2023.  As a result, all of our directors are continuing to serve because their successors have not yet been elected.  We anticipate that we will hold an annual meeting during 2024 to elect directors.  The board of directors is divided into three classes as follows:

●	Class I directors. The sole Class I director is Corey R. Maple, whose term expires at the annual meeting of stockholders to be held in 2025 or until his successor is elected and qualified;
●	Class II directors. The Class II directors are Norman H. Leslie and Perry M. Rynders. The Class II directors’ terms were scheduled to expire at the annual meeting of stockholders in 2023, but since that meeting was not held, the Class II directors’ terms will expire at the annual meeting of stockholders to be held in 2024 or until their successors are elected and qualified; and
●	Class III directors. The Class III directors are David G. Ekman and Jeffrey T. Leighton, whose terms expire at the annual meeting of stockholders to be held in 2024 or until their successors are elected and qualified.

Each director will serve for a term of three years, until his or her successor is duly elected and qualified; provided, that the Class II directors will serve a term expiring at the annual meeting of stockholders in 2026. There is no limit on the number of times a director may be elected to office.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics which applies to all of our officers and directors. The full text of our Code of Conduct and Ethics is posted on our website at https://legendarycap.com/sec-info/. If any substantive amendments are made to the Code of Conduct and Ethics or any waiver is granted, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding such amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website, at the address and location specified above.

Audit Committee

The board of directors established an Audit Committee currently composed of two directors. Perry M. Rynders, an independent director, is the Chairman of the Audit Committee. Jeffrey Leighton, an independent director, is a member of the Audit Committee. The board of directors has determined that Mr. Rynders and Mr. Leighton are “financially literate,” and have “accounting or related financial management expertise,” as such qualifications are interpreted by the board of directors in its business judgment and has determined that Mr. Rynders and Mr. Leighton are each an "audit committee financial expert" as that term is defined by the SEC. The Audit Committee is responsible for the oversight of (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our compliance with legal and regulatory requirements, and (iv) our independent registered public accounting firm’s qualifications, performance and independence. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the audit committee charter. The audit committee charter is available on our website at https://legendarycap.com/sec-info/. To assist the Audit Committee with its responsibilities, we created an advisory committee (the "Audit Advisory Committee"). Todd Fisher is currently the sole member of the Audit Advisory Committee. Mr. Rynders was a member of the Audit Advisory Committee prior to being appointed to the board of directors in April 2019.

Conflicts Committee

The board of directors established a conflicts committee of the board of directors (the “Conflicts Committee”) composed of all of the independent directors. The members of the Conflicts Committee are Jeffrey T. Leighton and Perry M. Rynders. The Conflicts Committee may act on any matter permitted under Maryland law. Both the board of directors and the Conflicts Committee must act upon those conflicts of interest matters that cannot be delegated to a committee under Maryland law. The Conflicts Committee may also retain its own legal and financial advisors at our expense when appropriate. Among the matters that the Conflicts Committee may act upon are the following:

●	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement;

●	specific known and disclosed conflicts including the approval of any management agreements between NHS, LLC dba National Hospitality Services (“NHS”) and the TRS subsidiaries who are lessees of the properties;
●	transactions with affiliates;
●	the offering of any of the Company’s securities;
●	whether and when we seek to list our common stock on a national securities exchange;
●	whether and when we seek to become self-managed; and
●	whether and when we seek to sell the Company or substantially all of its assets.

In addition, all purchases and sales of hotel properties and third-party borrowings require the approval of at least a majority of the Conflicts Committee. The Conflicts Committee does not have a separate committee charter.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers, directors and persons who beneficially own any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC.  To our knowledge, based solely on a review of the copies of reports or written representations from such persons, we believe that our executive officers and directors have complied in a timely manner with all applicable Section 16(a) filing requirements except as follows:

●	One Form 4 was filed on July 5, 2022 for each of Jeffrey Leighton, Brian Hagen and Perry Rynders to report the acquisition of shares on March 31, 2022 and June 30, 2022. These reports were untimely with respect to the disclosure of the acquisition of shares on March 31, 2022.
●	One Form 4 was filed on October 4, 2022 for Mr. Leighton to report the acquisition of shares on September 2, 2022 and September 30, 2022. This report was untimely with respect to the disclosure of the acquisition of shares on September 2, 2022.
●	One Form 4 was filed on December 27, 2023 for Corey Maple to report the acquisition of Series GO II LP Units on December 22, 2023 and of Series GO LP Units on March 28, 2022. The Series GO LP Units were pending as of the closing of the offering on February 14, 2022 and the board of directors approved and ratified the sale as it was pending at the time of the offering closing. The report was untimely with respect to the disclosure of the acquisition of Series GO LP Units on March 28, 2022.
●	One Form 4 was filed on March 19, 2024 for David Ekman to report the acquisition of shares on August 18, 2022. This report was untimely with respect to the disclosure of the acquisition of shares on August 18, 2022.

Item 11. Executive Compensation.

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, the Advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. Samuel C. Montgomery, our Chief Financial Officer, is an employee of an affiliate of the Advisor and we reimburse the affiliate, at cost, for an allocated portion of his compensation to the extent he provides services to us. See Item 13 of this Annual Report on Form 10-K for the year ended December 31, 2022, “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the fees and expense reimbursements paid to the Advisor and its affiliates. The Conflicts Committee will discharge the board of directors’ responsibilities relating to the compensation of our executives to the extent applicable.

Compensation of Directors

If a director is also one of our executive officers or is otherwise affiliated with our Sponsor or Advisor, we do not pay any compensation to that person for services rendered as a director. Our current policy, effective as of March 31, 2022, is to pay $2,500 in cash and issue 500 shares of our common stock on the last day of each calendar quarter, valued at fair value at the date of issuance, to each independent director who is qualified and acting as an independent director on such date.  Prior to 2022, we paid our independent directors $500 for each regularly scheduled board of directors or board of directors committee meeting the director attended in person and $250 for each meeting the director attended virtually or by telephone. If there was a meeting of the board of directors and one or more board of directors committees in a single day, the fees were limited to $500 or $250 per day, as applicable. The members of the Audit Advisory Committee will receive the same pay described above for independent directors. In addition, effective as of March 31, 2022, the chairman of the Audit Committee will also receive $5,000 per year and $500 per calendar quarter as compensation for the additional duties performed as chairman of the Audit Committee.  The other members of the Audit Committee will receive $500 per calendar quarter as compensation for the additional duties performed as a member of the Audit Committee.  Prior to 2022, the chairman of the Audit Committee received $2,500 each year and $500 per Audit Committee meeting as compensation for the additional duties performed as chairman of the Audit Committee. This compensation policy may be modified by the board of directors from time to time.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2022.

	Fees Earned or Paid in		All Other
Name	Cash in 2022(1)	Stock Awards(2)	Compensation(5)	Total
Corey R. Maple(3)	$—	$—	$—	$—
Norman H. Leslie(3)	—	—	—	—
David G. Ekman	—	—	—	—
Brian Hagen(4)	11,000	20,000	440	31,440
Jeffrey T. Leighton	13,000	20,000	447	33,447
Perry M. Rynders	18,750	20,000	447	39,197

(1)	Fees Earned in 2022 or Paid in Cash include meeting fees earned in: (i) 2021 but paid or reimbursed in the first quarter of 2022 as follows: $3,750; and (ii) 2022 and paid in 2023 as follows: $31,500.
(2)	Beginning in the first quarter of 2022, each independent member of the Board of Directors received 500 shares of our common stock every quarter, valued at fair value at the date of issuance. The fair value of the stock for all four quarters of 2022 was $10.00 per share as determined in accordance with FASB ASC Topic 718.
(3)	Directors who are also our executive officers do not receive compensation for services rendered as a director.
(4)	Mr. Hagen subsequently retired from the board of directors as of February 28, 2023.
(5)	Represents dividends paid on stock awards. Mr. Hagen received dividends in cash, and Messrs. Leighton and Rynders reinvested dividends pursuant to our dividend reinvestment plan.

Phantom Stock Plan

The board of directors has approved the adoption of a phantom stock plan (the "Phantom Stock Plan") for the Company. However, the specific terms of the Phantom Stock Plan have not yet been determined and approved by our board. The Company intends for the shares designated pursuant to the Phantom Stock Plan (the "Phantom Shares") to be allocated to the Advisor, the Company’s taxable REIT subsidiaries collectively and NHS for distribution of the proceeds to their respective employees and service providers in accordance with their compensation plans; however, none of Corey R.

Maple, Norman H. Leslie or Samuel C. Montgomery will receive any Phantom Shares pursuant to the Phantom Stock Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of March 27, 2024, the amount of our common stock beneficially owned (unless otherwise indicated) by any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, and the amount of our common stock and Operating Partnership units beneficially owned (unless otherwise indicated) by (1) our directors, (2) our executive officers, and (3) all of our directors and executive officers as a group.

	Common Stock Beneficially Owned(2)			Common Stock, Series GO LP Units and Series GO II LP Units Beneficially Owned(2)				Series B Units Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number of Shares		Percent(3)	Number of Shares and Units		Percent(4)	Percent(3)	Number of Units		Percent(5)
Ownership in Excess of 5% of Outstanding Common Stock
N/A
Directors and Executive Officers
Corey R. Maple	57,318.6		*	116,761.9	(6)	*	1.17%	1,000.0	(9)	100%
Norman H. Leslie	57,318.6		*	101,400.9	(7)	*	1.02%	1,000.0	(9)	100%
Samuel C. Montgomery	—		—	6,781.9	(8)	*	*	—		—
David G. Ekman	2,955.6		*	2,955.6		*	*	—		—
Jeffrey T. Leighton	15,823.8		*	15,823.8		*	*	—		—
Perry M. Rynders	4,235.5	(10)	*	4,235.5		*	*	—		—
All directors and executive officers as a group	137,652.1		1.38%	247,959.6		1.87%	2.49%	1,000.0		100%

*      Less than 1% of the outstanding shares of common stock

(1)	The address of each named beneficial owner is 1635 43rd Street South, Suite 205, Fargo, North Dakota 58103.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote, or to direct the voting of, such security, or "investment power," which includes the right to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the shares or units is pledged as security.
(3)	Based on a total of 9,966,585 shares of common stock issued and outstanding as of March 27, 2024.
(4)	Based on a total of 9,966,585 shares of common stock, 3,124,503 Series GO LP Units, and 197,606 Series GO II LP Units issued and outstanding as of March 27, 2024.
(5)	Based on a total of 1,000.0 Series B partnership units of the Operating Partnership issued and outstanding as of March 27, 2024.
(6)	Includes 15,361 Series GO LP Units and 44,082.3 Series GO II LP Units
(7)	Includes 44,082.3 Series GO II LP Units
(8)	Includes 6,781.9 Series GO II LP Units
(9)	Includes 1,000.0 Series B partnership units of the Operating Partnership owned by Legendary Capital REIT III, LLC, which is owned and controlled by Messrs. Maple and Leslie.
(10)	Mr. Rynders owns all shares through the Rynders Family Trust, with respect to which he shares voting and investment power with Leah K. Rynders, Trustee.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policy Regarding Transactions with Related Persons

The Conflicts Committee will review and approve all matters our board of directors believes may involve a conflict of interest, including all transactions between the Company and affiliates of the Company and the Advisor. If we decide to acquire a property in which the Advisor, one of our directors or their respective affiliates owns an interest, a majority of members of the Conflicts Committee must first make a determination that such transaction is fair and reasonable to us and the purchase price is no greater than the price of the property to the affiliated seller, unless there is substantial justification for the excess amount and such excess amount is reasonable. Notwithstanding the foregoing, in no event will we acquire any property from an affiliated seller at an amount in excess of its current appraised value as determined by an independent third-party appraiser.

In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Chairman of the Audit Committee.

Certain Transactions with Related Persons

The Conflicts Committee has reviewed the material transactions between our affiliates and us since January 1, 2021, as well as any such currently proposed material transactions. Set forth below is a description of such transactions.

Our Relationship with Legendary Capital REIT III, LLC. Substantially all of our business is managed by the Advisor and its affiliates, pursuant to the Advisory Agreement. The Advisor is co-owned by Corey R. Maple and Norman H. Leslie. The Company has no direct employees. The employees of Legendary Capital, LLC, our sponsor and an affiliate of the Advisor (the “Sponsor”), provide services to us related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services. Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to specified fees upon the provision of certain services, including acquisition fees, asset management fees, debt financing and refinancing fees, and disposition fees and real estate commissions. We also reimburse the Advisor and its affiliates, at cost, for certain expenses incurred on our behalf, including offering expenses, acquisition expenses and operating expenses. The Advisory Agreement has a term of 10 years. Pursuant to the terms of the Operating Partnership’s operating agreement, the Advisor also receives distributions from the Operating Partnership in connection with its ownership of non-voting Series B Limited Partnership Units (“Series B LP Units”) in certain circumstances.

We pay the Advisor a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of each hotel property acquisition, and a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing and a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing. We also pay an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may also receive an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B LP Unit holders) have received a 6% cumulative, but not compounded, return per annum.

Per the terms of the Operating Partnership’s operating agreement, the Advisor receives distributions from the Operating Partnership in connection with its ownership of non-voting Series B LP Units. In years other than the year of liquidation, after the Company’s common stockholders have received a 6% cumulative but not compounded return on their original capital contributions, the Advisor receives distributions equal to 5% of the total distributions made.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates for the years ended December 31, 2023, 2022 and 2021, were as follows:

	Incurred
	For the Years Ended December 31,
	2023	2022	2021
Fees:
Acquisition fees	$—	$1,626,599	$1,036,796
Financing fees	—	1,861,628	1,036,796
Asset management fees	2,282,167	1,918,321	1,188,607
Performance fees	195,874	181,541	160,774
	$2,478,041	$5,588,089	$3,422,973

Reimbursements:
Offering costs	$1,935,023	$2,256,081	$1,739,185
General and administrative	3,254,206	3,640,108	2,996,060
Sales and marketing	144,421	321,821	211,691
Acquisition costs	269,115	67,051	106,357
	$5,602,765	$6,285,061	$5,053,293

For the years ended December 31, 2023, 2022 and 2021, the Operating Partnership recognized distributions payable to the Advisor in the amount of $360,821, $334,417 and $296,164, respectively, in connection with the Advisor’s ownership of Series B LP Units.

Samuel C. Montgomery, the Company’s Chief Financial Officer, is an employee of the Sponsor, and the Company reimburses the Sponsor, at cost, for an allocated portion of his compensation to the extent he provides services to the Company. For the years ended December 31, 2023, 2022 and 2021, the total amount of executive compensation expenses reimbursed by the Company for Samuel C. Montgomery was $0.1 million, $0.1 million and $0.1 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company paid Corey Maple and Norman Leslie distributions in the amount of $40,123 in connection with their ownership of 57,319 shares, $40,123 in connection with their ownership of 57,319 shares, and $46,205 in connection with their ownership of 57,319 shares, respectively, each, of the Company’s common stock. Additionally, the Company paid Corey Maple distributions in amount of $1,994 in connection with his ownership of 15,361 Series GO LP Units.

Our Relationship with NHS, LLC dba National Hospitality Services. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. NHS provides property management and hotel operations management services for certain of the Company’s hotel properties, pursuant to individual management agreements. The agreements have an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms.

NHS earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties, generally equal to 4%  of gross revenue. NHS also earns an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. The Company reimburses NHS for certain costs of operating the properties incurred on behalf of the Company. All reimbursements are paid to NHS at cost.

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

Fees and reimbursements earned and payable to NHS, for the years ended December 31, 20223, 2022 and 2021, were as follows:

	Incurred			Payable as of
	For the Years Ended December 31,			December 31,
	2023	2022	2021	2023	2022	2021
Fees:
Management fees	$1,073,723	$1,071,385	$663,377	$174,984	$145,733	$66,407
Administrative fees	119,613	184,101	107,466	19,973	22,791	9,461
Accounting fees	159,896	195,096	125,592	30,228	31,164	12,726
	$1,353,232	$1,450,582	$896,435	$225,185	$199,688	$88,594

Reimbursements	$810,723	$1,273,180	$490,792	$207,584	$143,009	$119,638

On March 6, 2023, we entered into a $600,000 loan agreement (the “NHS Loan”) with NHS. The NHS Loan requires the payment of monthly interest beginning on April 6, 2023, with all outstanding principal and interest amounts being due and payable at maturity on July 6, 2023. The NHS Loan has a fixed interest rate of 7.0% per annum. Outstanding amounts under the NHS Loan may be prepaid in whole or in part without penalty. The NHS Loan is secured by 60,000 partnership units of the Operating Partnership. On December 28, 2023, we entered into a Change in Terms Agreement with the Operating Partnership and NHS in connection with the NHS Loan to extend the maturity date of the NHS Loan to January 31, 2024. This amendment also provided that in lieu of monthly interest payments, all accrued interest shall be due and payable on the maturity date with the full principal balance. We and NHS are working to finalize an extension of the NHS loan as of the date of this filing.

Our Relationship with One Rep Construction, LLC (“One Rep”). One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2023, 2022 and 2021 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $191,803, $258,037 and $61,739 of construction management fees and reimbursements payable to One Rep, respectively. As of December 31, 2023, December 31, 2022 and December 31, 2021, the amounts outstanding and due to One Rep were $34,856, $33,947 and $8,138, respectively.

Our Relationship with Legendary A-1 Bonds, LLC (“A-1 Bonds”). A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie, a director and executive officer of the Company and principal of the Advisor, and Mr. Maple, a director of the Company and principal of the Advisor. During the year ended December 31, 2021, A-1 Bonds made a $13.0 million loan to a subsidiary of the Company secured by the Houston Property. The loan was repaid in full on September 2, 2021. During the year ended December 31, 2022, A-1 Bonds made loans with an aggregate principal amount of $42.5 million to subsidiaries of the Company secured by 4 hotel properties, of which $28.2 million was subsequently paid off. On August 9, 2022, the Company entered into a $5.0 million revolving line of credit with A-1 Bonds, which line of credit was increased to $7.5 million, $10.0 million, and $13.3 million as of December 15, 2022, January 12, 2023, and April 18, 2023, respectively.

As of December 31, 2023 and March 27, 2024, $13.2 million and $13.3 million, respectively, was outstanding under the A-1 Line of Credit.

Loan Guarantees. The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. Corey Maple is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama and Southaven, Mississippi, which had original loan amounts of $9.6 million and $13.5 million, respectively, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of the Company’s line of credit in the original amount of $5.0 million which is secured by the hotel properties located in Cedar Rapids, Iowa, Eagan, Minnesota, and Fargo, North Dakota and 300,000 Common LP Units of Lodging Fund REIT III OP, LP, and is a guarantor of the Company’s loans secured by the hotel properties located in Fargo, North Dakota, El Paso, Texas, Wichita, Kansas, and Fort Collins, Colorado, which had original loan amounts of $7.4 million, $14.4 million, $5.6 million, and $11.2 million, respectively. Mr. Leslie is a guarantor of the Company’s loans secured by the Company’s hotel properties in Pineville, North Carolina and Fort Collins, Colorado, which had original loan amounts of $9.3 million and $11.2 million, respectively.  For the years ended December 31, 2023, 2022 and 2021, the Company accrued guarantee fees in the amount of $151,765, $155,676 and $159,414 respectively to each of Mr. Maple and Mr. Leslie. The total amount accrued of $1.2 million and $0.9 million remained unpaid as of December 31, 2023 and December 31, 2022, respectively.

Currently Proposed Transactions. There are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeded $120,000 and in which any related person had or will have a direct or indirect material interest.

Director Independence

Two members of our board of directors, Jeffrey T. Leighton and Perry M. Rynders, are “independent” as defined by the rules of the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The board of directors has affirmatively determined that Jeffrey T. Leighton and Perry M. Rynders each satisfies the New York Stock Exchange independence standards. Neither of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies (if applicable) or received or earned any compensation from us or any such entities except for compensation directly related to service as a director of us. Therefore, we believe that both of these directors are independent directors. Accordingly, all of the members of the Audit Committee and the Conflicts Committee are “independent” as defined by the New York Stock Exchange.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

During the year ended December 31, 2022, Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm and provided certain tax and other services. Deloitte had served as our independent registered public accounting firm since our formation. On October 24, 2023, based on the approval of our Audit Committee, we dismissed Deloitte as the Company’s independent registered public accounting firm, effective as of that date. The report issued by Deloitte on the Company’s financial statements for the fiscal years ended December 31, 2021 and 2020 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Deloitte did not issue a report on the Company’s financial statements for the fiscal year ended December 31, 2022.  On October 24, 2023, based on the approval of our Audit Committee, the Company engaged Marcum LLP (“Marcum”), a nationally recognized accounting firm, as the Company’s new independent registered public accounting firm.  Marcum has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022.

The Audit Committee reviewed the audit and non-audit services performed by Deloitte and Marcum, as well as the fees charged for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the auditor’s independence.

Pre-Approval Policies

In order to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence, the Audit Committee charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for us by our independent registered public accounting firm, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The Audit Committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent registered public accounting firm, provided any such approval is presented to and approved by the full Audit Committee at its next scheduled meeting.

For the years ended December 31, 2022 and 2021, all services rendered by Deloitte and Marcum were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

Fees Paid to Independent Registered Public Accounting Firm

The aggregate fees billed to us for professional accounting services related to the audit of our annual financial statements for the year ended December 31, 2022, by Marcum are set forth in the table below.

	2022	2021
Fees:
Audit fees	$551,800	$—
Audit-related fees	61,072	—
Tax fees	81,151	—
All other fees	—	—
Total	$694,023	$—

Fees Paid to Prior Independent Registered Public Accounting Firm

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Deloitte for the year ended December 31, 2021, are set forth in the table below.

	2022	2021
Fees:
Audit fees	$440,174	$548,823
Audit-related fees	1,895	27,895
Tax fees	145,530	66,873
All other fees	—	—
Total	$587,599	$643,591

For purposes of the preceding tables, Deloitte’s and Marcum’s professional fees are classified as follows:

●	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Deloitte and Marcum in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

●	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, subscription to an online accounting research tool and internal control reviews and consultation concerning financial accounting and reporting standards.

●	Tax fees – These are fees for all professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the U.S. Internal Revenue Service (the “IRS”) and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

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

3.3

Bylaws, dated of as April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 12, 2019)

3.4

Limited Partnership Agreement of the Operating Partnership, dated as of April 11, 2018 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

3.5

First Amendment to Limited Partnership Agreement of the Operating Partnership, effective as of April 29, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

3.6

Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of June 15, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2020)

3.7

First Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of February 4, 2021 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

3.8

Second Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of May 12, 2021 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

3.9

Third Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 3, 2021 (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

3.10

Fourth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of December 3, 2021 (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

3.11

Fifth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of January 18, 2022 (incorporated by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

3.12

Sixth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of March 24, 2022 (incorporated by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

3.13

Seventh Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of March 29, 2022 (incorporated by reference to Exhibit 3.13 to the Company's Quarterly Report on Form 10-Q filed March 27, 2024)

3.14

Eighth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 3, 2022 (incorporated by reference to Exhibit 3.14 to the Company's Quarterly Report on Form 10-Q filed March 27, 2024)

3.15

Ninth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 25, 2022 (incorporated by reference to Exhibit 3.15 to the Company's Quarterly Report on Form 10-Q filed March 27, 2024)

3.16

Tenth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 25, 2022 (incorporated by reference to Exhibit 3.16 to the Company's Quarterly Report on Form 10-Q filed March 27, 2024)

3.17*	Eleventh Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of December 22, 2022
3.18*	Twelfth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of January 10, 2023
3.19

Thirteenth Amendment to the Amended and Restated Limited Partnership Agreement of Lodging Fund REIT III OP, LP, effective as of April 7, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 13, 2023)

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

10.97

Letter Agreement between Midland Loan Services, LF3 Lubbock Expo, LLC and LF3 Lubbock Expo TRS, LLC regarding the Lubbock Fairfield Inn loan, dated as of March 2, 2021 (incorporated by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.99

Limited Consent and Waiver Agreement, dated February 16, 2021 between Wells Fargo Bank, National Association, LF3 Prattville, LLC, LF3 Prattville TRS, LLC, and Corey R. Maple regarding the Prattville Property loan (incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.100

Limited Consent and Waiver Agreement, dated February 16, 2021 between Wells Fargo Bank, National Association, LF3 Southaven, LLC, LF3 Southaven TRS, LLC, and Corey R. Maple regarding the Southaven Property loan (incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.101

Consent to PPP Loan Agreement, dated March 5, 2021 between Wells Fargo Bank, National Association, LF3 Lubbock Expo, LLC, Lodging Fund REIT III, Inc., and Lodging Fund REIT III OP, LP regarding to the Lubbock Fairfield Inn loan (incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.102

Side Letter Agreement, dated May 18, 2020 between Wells Fargo Bank, National Association, LF Pineville, LLC, LF3 Pineville TRS, LLC, and Norman H. Leslie regarding the Pineville Property loan. (incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

10.103

Amended and Restated Contribution Agreement, dated as of April 1, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2021)

10.104

First Amendment to Contribution Agreement dated as of April 28, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.105

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of May 6, 2021 (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.106

Amended and Restated Contribution Agreement, dated as of May 12, 2021, by and between the Operating Partnership and HD Sunland Park Property LLC for the El Paso Property (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.107

Loan Agreement between LF3 El Paso, LLC, LF3 El Paso TRS, LLC, and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.108

Special Warranty Deed between HD Sunland Park Property LLC and LF3 El Paso, LLC, relating to the EL Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.109

Continuing Guaranty by Lodging Fund REIT III OP, LP in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.110

Assignment, Consent and Subordination of Management Agreement by and among LF3 El Paso, LLC, LF3 El Paso TRS, LLC, Elevation Hotel Management, LLC and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.111

Assignment and Assumption of Management Agreement, by and between HD Sunland Park Property, LLC and LF3 El Paso TRS, LLC, and LF3 El Paso, LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.112

Environmental Indemnity Agreement by LF3 El Paso, LLC and LF3 El Paso TRS, LLC in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.113

Loan Assumption Agreement by and among HD Sunland Park Property, L.L.C., LF3 El Paso, LLC, LF3 El Paso TRS, LLC, and EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed May 17, 2021)

10.114

Carve Out Guaranty by Corey R. Maple in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.31 to the Company's Quarterly report on Form 10-Q filed August 13, 2021)

10.115

Deposit Account Control Agreement by and among LF3 El Paso TRS, LLC, EPH Development Fund LLC and Wells Fargo Bank, National Association, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.116

Continuing Guaranty by Lodging Fund REIT III OP, LP in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (as amended) (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.117

Second Amendment to the Contribution Agreement dated as of June 18, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.118

Hotel Management Agreement between HD Sunland Park Property, L.L.C. and Elevation Hotel Management, L.L.C., relating to the El Paso Property, dated as of November 29, 2018 (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.119

First Amendment to the Hotel Management Agreement between HD Sunland Park Property, L.L.C. and Elevation Hotel Management, L.L.C., relating to the El Paso Property, dated as of December 19, 2020 (incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.120

First Amendment to the Contribution Agreement dated as of May 28, 2021, by and between the Operating Partnership and HCNA Enterprises, Inc. for the Corpus Christi Fairfield Inn Property (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.121

First Amendment to the Contribution Agreement dated as of May 18, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.122

Second Amended and Restated Contribution Agreement, dated as of August 3, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.123

Loan Agreement between LF3 Houston, LLC, LF3 Houston TRS, LLC, and Legendary A-1 Bonds, LLC relating to the Houston Hilton Garden Inn Property, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.124

Continuing Guaranty by Lodging Fund REIT III, OP, LP in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.125

Assignment of Leases and Rents by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.126

Deed of Trust, Security Agreement and Financing Statement by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.127

Environmental Indemnity Agreement by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.128

Management Agreement by and between LF3 Houston TRS, LLC and Interstate Management Company, LLC, relating to the Houston Hilton Garden Inn, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.129

Third Amendment to the Contribution Agreement dated as of July 2, 2021, by and between the Operating Partnership and Houston-Hotel Partners, LLC and Houston Land Partners, LLC for the Houston Hilton Garden Inn Property (incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.130

Promissory Note issued by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Legendary A-1 Bonds, LLC relating to the Houston Hilton Garden Inn Property, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

10.131

Business Loan Agreement between LF3 Houston, LLC and LF3 Houston TRS, LLC and Choice Financial Group relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.132

Promissory Note between LF3 Houston, LLC and LF3 Houston TRS, LLC and Choice Financial Group, relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.133

Commercial Guaranty by Lodging Fund REIT III OP, LP in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.134

Commercial Guaranty by Corey Maple in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn Property, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.135

Deed of Trust by LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.136

Agreement to Provide Insurance between LF3 Houston, LLC and LF3 Houston TRS, LLC in favor of Choice Financial Group, relating to the Houston Hilton Garden Inn, dated as of September 2, 2021 (incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.137

Contribution Agreement dated as of September 20, 2021, by and between the Operating Partnership and APF – Northbrook LLC for the Northbrook Property (incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.138

First Amendment to the Contribution Agreement dated as of October 4, 2021, by and between the Operating Partnership and APF – Northbrook LLC for the Northbrook Property (incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.139

Contribution Agreement dated as of August 24, 2021, by and between the Operating Partnership and High Desert Investors, LP for the HGI El Paso Property (incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.140

Contribution Agreement dated as of September 14, 2021, by and between the Operating Partnership and Agassiz Hospitality, LLC for the Fargo Property (incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.141

First Amendment to the Contribution Agreement dated as of October 8, 2021, by and between the Operating Partnership and Agassiz Hospitality, LLC for the Fargo Property (incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.142

Contribution Agreement dated October 20, 2021, by and between the Operating Partnership and ELP MC Venture, LLC for the Courtyard El Paso Property (incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.143

Letter Agreement dated as of October 20, 2021, by and between the Operating Partnership and ELP MC Venture, LLC for the Courtyard El Paso Property (incorporated by reference to Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.144

Letter Agreement dated as of August 11, 2021, by and between LF3 Pineville, LLC and the Company and CW Capital Asset Management LLC for the Pineville Property (incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.145

First Amendment to the Continuing Guaranty by Lodging Fund REIT III OP, LP in favor of EPH Development Fund LLC, relating to the El Paso Property, dated as of May 12, 2021 (incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q filed November 12, 2021)

10.146

Amended & Restated Contribution Agreement by and between the Operating Partnership and APF – Northbrook LLC for the Northbrook Property, dated as of December 3, 2021 (incorporated by reference to Exhibit 10.146 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.147

Loan Agreement by and between LF3 Northbrook, LLC, LF3 Northbrook TRS, LLC and Access Point Financial, LLC, dated as of November 24, 2021 (effective as of December 3, 2021) (incorporated by reference to Exhibit 10.147 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.148

Promissory Note by LF3 Northbrook, LLC and LF3 Northbrook TRS, LLC in favor of Access Point Financial, LLC, dated as of December 3, 2021 (incorporated by reference to Exhibit 10.148 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.149

Guaranty Agreement by the Operating Partnership in favor of Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021 (incorporated by reference to Exhibit 10.149 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.150

Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of December 30, 2021 (incorporated by reference to Exhibit 10.150 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.151

Amended & Restated Contribution Agreement by and between the Operating Partnership and Agassiz Hospitality, LLC for the Fargo Property, dated as of January 18, 2022 (incorporated by reference to Exhibit 10.151 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.152

Management Agreement by and between LF3 Fargo Med TRS, LLC and KAJ Hospitality Inc., relating to the Fargo Property, dated as of January 18, 2022 (incorporated by reference to Exhibit 10.152 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.153

Assumption Agreement by and among LF3 Fargo Med, LLC, LF3 Fargo Med TRS, LLC, Legendary A-1 Bonds, LLC and Agassiz Hospitality, LLC, dated as of January 18, 2022 (incorporated by reference to Exhibit 10.153 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.154

Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds, LLC related to the Hampton Fargo Loan, dated as of January 18, 2022 (incorporated by reference to Exhibit 10.154 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.155

Contribution Agreement by and between the Operating Partnership and RLC V RIFC, LLC for the Residence Inn by Marriott Fort Collins, dated as of February 1, 2022 (incorporated by reference to Exhibit 10.155 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.156

Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of February 1, 2022 (incorporated by reference to Exhibit 10.156 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.157

Amended & Restated Contribution Agreement by and between the Operating Partnership and ELP MC Ventures, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.157 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.158

Management Agreement by and between LF3 El Paso Airport TRS, LLC and Aimbridge Hospitality, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.158 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.159

Loan Agreement by and among LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC, and Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.159 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.160

Promissory Note by LF3 El Paso Airport, LLC and LF3 El Paso Airport TRS, LLC in favor of Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.160 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.161

Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds related to the El Paso Airport Loan, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.161 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.162

Side Letter Agreement by and between Lodging Fund REIT III, Inc., Lodging Fund REIT III OP, LP, APF – Northbrook LLC, and APF – REO, LLC related to the Sheraton Northbrook Loan, dated as of October 19, 2021 (effective as of December 3, 2021) (incorporated by reference to Exhibit 10.162 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.163

Assignment of Leases and Rents by and between LF3 Northbrook, LLC, LF3 Northbrook TRS, LLC and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021 (incorporated by reference to Exhibit 10.163 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.164

Environmental Indemnity Agreement by and between LF3 Northbrook, LLC, LF3 Northbrook TRS, LLC, the Operating Partnership, and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021 (incorporated by reference to Exhibit 10.164 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.165

Leasehold Mortgage and Security Agreement by and between LF3 Northbrook, LLC, LF3 Northbrook TRS, LLC and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021 (incorporated by reference to Exhibit 10.165 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.166

Pledge Agreement by and between LF3 Northbrook TRS, LLC and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021 (incorporated by reference to Exhibit 10.166 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.167

Pledge Agreement by and between the Operating Partnership and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021 (incorporated by reference to Exhibit 10.167 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.168

Subordination and Attornment Agreement by and between LF3 Northbrook TRS, LLC and Access Point Financial, LLC related to the Sheraton Northbrook Loan, dated as of December 3, 2021 (incorporated by reference to Exhibit 10.168 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.169

Joinder to Environmental Indemnity Agreement by and between the Operating Partnership, LF3 Fargo Med, LLC, LF3 Fargo Med TRS, LLC and Agassiz Hospitality, LLC for the Fargo Property, dated as of January 18, 2022 (incorporated by reference to Exhibit 10.169 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.170

Assignment of Rents by and between LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.170 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.171

Mortgage by and between LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.171 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.172

Business Loan Agreement by and between LF3 Fargo Med TRS, LLC, LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.172 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.173

Promissory Note by and between LF3 Fargo Med TRS, LLC, LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.173 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.174

Commercial Guaranty by and between Lodging Fund REIT III TRS, Inc. and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.174 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.175

Commercial Guaranty by and between Lodging Fund REIT III OP, LP and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.175 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.176

Commercial Guaranty by and between Corey Maple and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.176 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.177

Commercial Security Agreement by and between LF3 Fargo Med TRS, LLC, LF3 Fargo Med, LLC and Western State Bank related to the Fargo Hampton Refinance, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.177 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.178

Contribution Agreement by and between the Operating Partnership and Smith/Curry Hotel Group Pineville II, LLC for the Hilton Garden Pineville, dated as of March 21, 2022 (incorporated by reference to Exhibit 10.178 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.179

Assignment of Leases and Rents by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.179 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.180

Deed of Trust, Security Agreement – Financing Statement by LF3 El Paso Airport, LLC and LF3 El Paso Airport TRS, LLC for the benefit of Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.180 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.181

Environmental Indemnity Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC, the Operating Partnership and Legendary A-1 Bonds, LLC related to the El Paso Airport Property, dated as of February 8, 2022 (incorporated by reference to Exhibit 10.181 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.182

First Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.182 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.183

Second Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of March 3, 2022 (incorporated by reference to Exhibit 10.183 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.184

Third Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of March 15, 2022 (incorporated by reference to Exhibit 10.184 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.185

Contribution Agreement by and between the Operating Partnership and Smith/Curry Hotel Group HH-Harris, LLC for the Hilton Garden Charlotte North, dated as of March 21, 2022 (incorporated by reference to Exhibit 10.185 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.186

Loan Agreement by and among LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.186 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.187

Promissory Note by and among LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.187 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.188

Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds related to the Lakewood Loan, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.188 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.189

Assignment of Leases and Rents by and between LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.189 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.190

Environmental Indemnity Agreement by and between LF3 Lakewood, LLC, LF3 Lakewood TRS, LLC, the Operating Partnership and Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.190 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.191

Deed of Trust, Security Agreement – Financing Statement by LF3 Lakewood, LLC and LF3 Lakewood TRS, LLC in favor of Legendary A-1 Bonds, LLC related to the Lakewood Property, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.191 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.192

Fourth Amendment to the Contribution Agreement by and between the Operating Partnership and RLC-VI Lakewood, LLC for the Fairfield Inn & Suites Denver Southwest Lakewood, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.192 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

10.193

Change in Terms by and between the Operating Partnership and Western State Bank related to the revolving line of credit loan agreement, dated as of May 5, 2022 (incorporated by reference to Exhibit 10.193 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.194

Contribution Agreement by and between the Operating Partnership and W&K Hotels, LLC for the Manhattan Four Points, dated as of May 9, 2022 (incorporated by reference to Exhibit 10.194 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.195

Contribution Agreement by and between the Operating Partnership and W&K Hotels, LLC for the Lawrence DoubleTree, dated as of May 9, 2022 (incorporated by reference to Exhibit 10.195 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.196

Agreement of Sublease by and between FCL Founders Drive, LLC and Northbrook Hotel Group L.P. regarding the Northbrook Sheraton, dated as of January 24, 2007 (incorporated by reference to Exhibit 10.196 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.197

Assignment of Ground Lease by and between BSPRT Northbrook, LLC and APF – Northbrook, LLC regarding the Northbrook Sheraton, dated as of October 28, 2020 (incorporated by reference to Exhibit 10.197 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.198

First Amendment to Amended and Restated Declaration by and between Five Seasons Country Club of Northbrook, Inc., Willow Festival LLC, North Shore Ice Arena, LLC, Meadow Ridge Condominium Association, Northbrook Greens Condominium Association, and Riverpark Office Condominium Association regarding the Northbrook Sheraton, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.198 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.199

Special Amendment to Amended and Restated Declaration by and between Society of the Divine Word and Divine Word Techny Community Corporation regarding the Northbrook Sheraton, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.199 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.200

Declaration by FCL Founders Drive, LLC regarding the Northbrook Sheraton, dated as of August 3, 2006 (incorporated by reference to Exhibit 10.200 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.201

Amended and Restated Declaration by Society of the Divine Word and Divine Word Techny Community Corporation regarding the Northbrook Sheraton, dated September 15, 2005 (incorporated by reference to Exhibit 10.201 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.202

Loan Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.202 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.203

Guaranty by the Operating Partnership for the benefit of Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.203 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.204

Operating Lease Subordination Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.204 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.205

Deed of Trust by and between LF3 El Paso Airport, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.205 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.206

Security Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.206 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.207

Term Loan Note by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.207 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.208

Assignment of Management Agreement by and between LF3 El Paso Airport TRS, LLC, Aimbridge Hospitality, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.208 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.209

Environmental Indemnity Agreement by and between LF3 El Paso Airport, LLC, LF3 El Paso Airport TRS, LLC and Western Alliance Bank related to the El Paso Airport Property, dated as of May 13, 2022 (incorporated by reference to Exhibit 10.209 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.210

First Amendment to Contribution Agreement by and between the Operating Partnership and RLC V RIFC, LLC for the Residence Inn by Marriott Fort Collins, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.210 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.211

Second Amendment to Contribution Agreement by and between the Operating Partnership and RLC V RIFC, LLC for the Residence Inn by Marriott Fort Collins, dated as of April 29, 2022 (incorporated by reference to Exhibit 10.211 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.212

First Amendment to Contribution Agreement by and between the Operating Partnership and RLC V RIFC, LLC for the Residence Inn by Marriott Fort Collins, dated as of May 10, 2022 (incorporated by reference to Exhibit 10.212 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.213

First Amendment to Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.213 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.214

Second Amendment to Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of April 29, 2022 (incorporated by reference to Exhibit 10.214 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.215

Third Amendment to Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of May 10, 2022 (incorporated by reference to Exhibit 10.215 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2022)

10.216

Fourth Amendment to Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of June 8, 2022 (incorporated by reference to Exhibit 10.216 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.217

Fifth Amendment to Contribution Agreement by and between the Operating Partnership and RLC-IV CYFC, LLC for the Courtyard by Marriott Fort Collins, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.217 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.219

Loan Agreement by and among LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.219 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.220

Tranche 1 Promissory Note by LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.220 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.221

Tranche 2 Promissory Note by LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.221 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.222

Tranche 3 Promissory Note by LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.222 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.223

Guaranty Agreement by the Operating Partnership in favor of Legendary A-1 Bonds related to the Residence Inn Fort Collins Loan, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.223 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.224

Environmental Indemnity Agreement by and between LF3 RIFC, LLC, LF3 RIFC TRS, LLC, the Operating Partnership and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.224 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.225

Assignment of Leases and Rents by and between LF3 RIFC, LLC, LF3 RIFC TRS, LLC, and Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.225 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.226

Deed of Trust, Security Agreement – Financing Statement by LF3 RIFC, LLC and LF3 RIFC TRS, LLC for the benefit of Legendary A-1 Bonds, LLC related to the Residence Inn Fort Collins Property, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.226 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.227

Contribution Agreement by and between the Operating Partnership and Wichita Airport Hospitality, LLC for the Holiday Inn Express & Suites Wichita Airport, dated as of August 5, 2022 (incorporated by reference to Exhibit 10.227 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.228

Loan Agreement for Revolving Line of Credit by and among Lodging Fund REIT III OP, LP and Legendary A-1 Bonds, LLC, dated August 9, 2022 (incorporated by reference to Exhibit 10.228 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.229

Promissory Note by Lodging Fund REIT III OP, LP and Legendary A-1 Bonds, LLC, dated August 9, 2022 (incorporated by reference to Exhibit 10.229 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2022)

10.230

First Amendment to Contribution Agreement by and between the Operating Partnership and Smith/Curry Hotel Group HH-Harris, LLC, for the Charlotte Property, dated as of June 8, 2022 (incorporated by reference to Exhibit 10.230 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.231

First Amendment to Contribution Agreement by and between the Operating Partnership and Smith/Curry Hotel Group Pineville II, LLC, for the Pineville HGI Property, dated as of June 8, 2022 (incorporated by reference to Exhibit 10.231 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.232

Loan Agreement by and among Western Alliance Bank and LF3 Charlotte, LLC and LF Charlotte TRS, LLC related to the Charlotte Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.232 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.233

Term Loan Note made by LF3 Charlotte, LLC and LF3 Charlotte TRS, LLC for the benefit of Western Alliance Bank, related to the Charlotte Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.233 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.234

DLOC Note made by LF3 Charlotte, LLC and LF3 Charlotte TRS, LLC for the benefit of Western Alliance Bank, related to the Charlotte Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.234 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.235

Guaranty by the Operating Partnership for the benefit of Western Alliance Bank, related to the Charlotte Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.235 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.236

Guaranty by F3 Pineville 2, LLC and LF3 Pineville 2 TRS, LLC for the benefit of Western Alliance Bank, related to the Charlotte Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.236 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.237

Loan Agreement by and among Western Alliance Bank and LF3 Pineville 2, LLC and LF Pineville 2 TRS, LLC related to the Pineville HGI Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.237 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.238

Term Loan Note made by LF3 Pineville 2, LLC and LF3 Pineville 2 TRS, LLC for the benefit of Western Alliance Bank, related to the Pineville HGI Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.238 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.239

DLOC Note made by LF3 Pineville 2, LLC and LF3 Pineville 2 TRS, LLC for the benefit of Western Alliance Bank, related to the Pineville HGI Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.239 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.240

Guaranty by the Operating Partnership for the benefit of Western Alliance Bank, related to the Pineville HGI Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.240 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.241

Guaranty by LF3 Charlotte, LLC and LF3 Charlotte TRS, LLC for the benefit of Western Alliance Bank, related to the Pineville HGI Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.241 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.242

Deed of Trust made by LF3 Charlotte, LLC and LF3 Charlotte TRS, LLC for the benefit of Western Alliance Bank, related to the Charlotte Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.242 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.243

Deed of Trust made by LF3 Pineville 2, LLC and LF3 Pineville 2 TRS, LLC for the benefit of Western Alliance Bank, related to the Pineville HGI Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.243 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.244

Environmental Indemnity Agreement between Western Alliance Bank and LF3 Charlotte, LLC and LF3 Charlotte TRS, LLC, related to the Charlotte Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.244 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.245

Environmental Indemnity Agreement between Western Alliance Bank and LF3 Pineville 2, LLC and LF3 Pineville 2 TRS, LLC, related to the Pineville HGI Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.245 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.246

Management Agreement between LF3 Charlotte TRS, LLC and HP Hotel Management, Inc. related to the Charlotte Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.246 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.247

Management Agreement between LF3 Pineville 2 TRS, LLC and HP Hotel Management, Inc. related to the Pineville HGI Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.247 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.248

Loan Modification and Reinstatement Agreement among Wilmington Trust, National Association, as Trustee, High Desert Investors, LP, the Operating Partnership, the original indemnitors, and Corey R. Maple, related to the El Paso University Property, dated as of August 10, 2022 (incorporated by reference to Exhibit 10.248 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.249

Reorganization and Membership Interest Purchase Agreement between Lodging Fund REIT III OP, LP and High Desert Investors, LP, dated as of August 10, 2022 (incorporated by reference to Exhibit 10.249 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.250

Amended and Restated Guaranty of Recourse Obligations by Corey R. Maple for the benefit of Wilmington Trust, National Association, as Trustee, related to the El Paso University Property, dated as of August 10, 2022 (incorporated by reference to Exhibit 10.250 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.251

Amended and Restated Environmental Indemnity Agreement by Corey R. Maple and High Desert Investors, LP in favor of Wilmington Trust, National Association, as Trustee, related to the El Paso University Property, dated as of August 10, 2022 (incorporated by reference to Exhibit 10.251 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.252

First Amendment to Fourth Amended and Restated Limited Liability Company Operating Agreement of High Desert Garden Holdings, LLC, between ASI Capital, LLC, High Desert Hospitality, LP, High Desert Hospitality, LLC, Roma Commercial, Inc., VB Hotel Group A, LLC, and the Operating Partnership, related to the El Paso HGI Hotel Property, dated as of August 10, 2022 (incorporated by reference to Exhibit 10.252 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.253

Membership Interest Transfer Agreement between Roma Commercial, Inc., ASI Capital, LLC, VB Hotel Group A, LLC, and the Operating Partnership, related to the El Paso HGI Hotel Property, dated as of August 10, 2022 (incorporated by reference to Exhibit 10.253 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.254

Completion Guaranty Agreement by the Operating Partnership for the benefit of Wilmington Trust, N.A., related to the El Paso HGI Hotel Property, dated as of August 10, 2022 (incorporated by reference to Exhibit 10.254 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.255

Security Agreement made by LF3 Charlotte, LLC and LF3 Charlotte TRS, LLC for the benefit of Western Alliance Bank, related to the Charlotte HGI Hotel Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.255 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.256

Security Agreement made by LF3 Pineville 2, LLC and LF3 Pineville 2 TRS, LLC for the benefit of Western Alliance Bank, related to the Pineville HGI Hotel Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.256 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.257

Assignment, Consent and Subordination Regarding Management Agreement, among LF3 Charlotte TRS, LLC, Western Alliance Bank, and HP Hotel Management, Inc., related to the Charlotte HGI Hotel Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.257 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.258

Assignment, Consent and Subordination Regarding Management Agreement, among LF3 Pineville 2 TRS, LLC, Western Alliance Bank, and HP Hotel Management, Inc., related to the Pineville HGI Hotel Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.258 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.259*	Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of December 15, 2022

10.260*	Amendment to Loan Agreement for Revolving Line of Credit with A-1 Legendary Bonds, LLC, dated as of December 22, 2022

10.261*	Second Amendment to Contribution Agreement between the Operating Partnership and Wichita Airport Hospitality LLC for the Wichita Property, dated as of December 21, 2022

10.262*	Business Loan Agreement between LF3 Wichita Airport, LLC, LF3 Wichita Airport TRS, LLC and Choice Financial Group dated as of December 21, 2022

10.263*	Promissory Note issued to Choice Financial Group in connection with the Wichita Property, dated as of December 21, 2022

10.264*	Mortgage related to the Wichita Property, dated as of December 21, 2022

10.265*	Assignment of Rents related to the Wichita Property, dated as of December 21, 2022

10.266*	Guaranty by Corey Maple related to the Wichita Property, dated as of December 21, 2022

10.267*	Guaranty by the Operating Partnership related to the Wichita Property, dated as of December 21, 2022

10.268*	Management Agreement with KAJ Hospitality, Inc. related to the Wichita Property

10.269*	Amendment to Loan Agreement for Revolving Line of Credit with A-1 Legendary Bonds, LLC, dated as of January 12, 2023

10.270*	Contribution Agreement between the Operating Partnership and CS Real Estate Holding LLC relating to Aggieland Boutique Hotel, dated as of January 31, 2023

10.271*	Loan Agreement between the Operating Partnership and NHS, LLC dba National Hospitality Services, dated as of March 6, 2023

10.272*	Amendment to Loan Agreement for Revolving Line of Credit with A-1 Legendary Bonds, LLC, dated as of April 18, 2023

10.273*	Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of April 15, 2023

10.274*	Loan Agreement between LF3 RIFC, LLC, LF3 RIFC TRS, LLC and Access Point Financial, LLC regarding the Ft. Collins Property, dated as of April 18, 2023

10.275*	Promissory Note issued to Access Point Financial, LLC related to the Ft. Collins Property, dated as of April 18, 2023

10.276*	Guaranty of Payment, Carry and Completion between Corey Maple, Norman Leslie and Access Point Financial, LLC, dated as of April 18, 2023

10.277*

Loan Modification Agreement between LF3 El Paso, LLC, LF3 El Paso TRS LLC, the Operating Partnership, Corey Maple and EPH Development Fund LLC, dated as of May 15, 2023 relating to the El Paso HI Property

10.278*	Amendment to the Amended and Restated Contribution Agreement regarding the El Paso HI Property

10.279*	Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of July 31, 2023

10.280*	Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of October 9, 2023

10.281*	Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of December 27, 2023

10.282*	Change in Terms Agreement for Loan Agreement with NHS, LLC dba National Hospitality Services, dated as of December 28, 2023

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Repurchase Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary.

None.

INDEX TO FINANCIAL STATEMENTS

LODGING FUND REIT III, INC. & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Lodging Fund REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lodging Fund REIT III, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum llp

We have served as the Company’s auditor since 2023.

New York, NY
March 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lodging Fund REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lodging Fund REIT III, Inc. and subsidiaries (the "Company"), as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Tempe, Arizona
March 31, 2022

We served as the Company's auditor from 2018 to 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Investment in hotel properties, net of accumulated depreciation of $17,458,998 and $9,487,728	$290,217,642	$169,424,775
Cash and cash equivalents	6,193,449	7,866,401
Restricted cash	10,732,832	6,469,999
Accounts receivable, net	1,468,732	748,364
Franchise fees, net	2,363,114	1,459,641
Prepaid expenses and other assets	1,409,993	4,360,555
Total Assets (variable interest entities - $24,924,626 and $0)	$312,385,762	$190,329,735

Liabilities and Equity
Debt, net	$189,678,547	$103,126,884
Finance lease liabilities	13,026,849	—
Accounts payable	3,034,148	1,549,380
Accrued expenses	5,853,519	2,621,520
Distributions payable	678,867	495,657
Due to related parties	6,277,432	2,580,326
Other liabilities	4,843,854	7,499,568
Total liabilities (variable interest entities - $18,390,067 and $0)	223,393,216	117,873,335

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 9,607,463 and 8,348,310 shares issued and outstanding	96,074	83,481
Additional paid-in capital	93,798,070	81,655,994
Accumulated deficit	(67,239,693)	(43,586,952)
Total stockholders' equity	26,654,451	38,152,523
Non-controlling interest – Series B LP Units	(2,841,056)	(1,563,489)
Non-controlling interest – Series GO LP Units	14,688,392	12,498,527
Non-controlling interest – Series T LP Units	45,739,120	21,931,757
Non-controlling interest – Common LP Units	4,751,639	1,437,082
Total equity	88,992,546	72,456,400
Total Liabilities and Equity	$312,385,762	$190,329,735

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Revenues
Room revenue	$50,335,176	$26,111,767
Other revenue	2,794,118	1,000,240
Total revenue	53,129,294	27,112,007

Expenses
Property operations	25,985,687	12,153,087
General and administrative	10,577,266	6,449,285
Sales and marketing	3,318,003	1,674,557
Franchise fees	4,849,226	2,512,796
Management fees	4,204,291	2,779,715
Acquisition expense	729,545	81,963
Depreciation and amortization	8,049,377	4,831,022
Total expenses	57,713,395	30,482,425

Other Income (Expense)
Other income, net	2,530,374	58,564
PPP loan forgiveness	—	1,684,400
Interest expense	(11,011,008)	(4,560,186)
Total other expense	(8,480,634)	(2,817,222)

Net Loss Before Income Taxes	(13,064,735)	(6,187,640)

Income tax (expense) benefit	(5,845,015)	920,965

Net Loss	(18,909,750)	(5,266,675)

Net loss attributable to non-controlling interest - Series B LP Units	(943,150)	(261,540)
Net loss attributable to non-controlling interest - Series GO LP Units	(3,101,944)	(757,966)
Net loss attributable to non-controlling interest - Common LP Units	(882,217)	(75,618)

Net Loss Attributable to Common Stockholders	$(13,982,439)	$(4,171,551)

Basic and Diluted Net Loss Per Share of Common Stock	$(1.54)	$(0.52)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	9,071,919	8,031,965

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
			Additional		Total	Non-controlling Interest
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series T	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	Equity
Balance at December 31, 2020	7,611,653	$76,116	$74,610,627	$(31,855,995)	$42,830,748	$(1,005,785)	$3,784,965	$—	$—	$45,609,928
Issuance of common stock	407,478	4,074	3,941,223	—	3,945,297	—	—	—	—	3,945,297
Issuance of GO Units	—	—	—	—	—	—	10,736,835	—	—	10,736,835
Issuance of T Units	—	—	—	—	—	—	—	21,931,757	—	21,931,757
Issuance of Common LP Units	—	—	—	—	—	—	—	—	1,521,000	1,521,000
Offering costs	—	—	—	(1,932,301)	(1,932,301)	—	(1,265,307)	—	—	(3,197,608)
Distributions declared ($0.70 per share)	—	—	—	(5,627,105)	(5,627,105)	(296,164)	—	—	(8,300)	(5,931,569)
Distributions reinvested	417,267	4,172	3,959,868	—	3,964,040	—	—	—	—	3,964,040
Redemptions	(88,088)	(881)	(855,724)	—	(856,605)	—	—	—	—	(856,605)
Net loss	—	—	—	(4,171,551)	(4,171,551)	(261,540)	(757,966)	—	(75,618)	(5,266,675)
Balance at December 31, 2021	8,348,310	$83,481	$81,655,994	$(43,586,952)	$38,152,523	$(1,563,489)	$12,498,527	$21,931,757	$1,437,082	$72,456,400
Issuance of common stock	1,180,020	11,801	11,450,572	—	11,462,373	—	—	—	—	11,462,373
Issuance of stock-based compensation	6,000	60	59,940	—	60,000	—	—	—	—	60,000
Issuance of GO Units	—	—	—	—	—	—	6,275,891	—	—	6,275,891
Issuance of T Units	—	—	—	—	—	—	—	23,807,363	—	23,807,363
Issuance of Common LP Units	—	—	—	—	—	—	—	—	4,600,000	4,600,000
Offering costs	—	—	—	(3,323,984)	(3,323,984)	—	(476,643)	—	—	(3,800,627)
Distributions declared ($0.70 per share)	—	—	—	(6,346,318)	(6,346,318)	(334,417)	(507,439)	—	(403,226)	(7,591,400)
Distributions reinvested	208,381	2,084	1,977,531	—	1,979,615	—	—	—	—	1,979,615
Redemptions	(135,248)	(1,352)	(1,345,967)	—	(1,347,319)	—	—	—	—	(1,347,319)
Net loss	—	—	—	(13,982,439)	(13,982,439)	(943,150)	(3,101,944)	—	(882,217)	(18,909,750)
Balance at December 31, 2022	9,607,463	$96,074	$93,798,070	$(67,239,693)	$26,654,451	$(2,841,056)	$14,688,392	$45,739,120	$4,751,639	$88,992,546

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(18,909,750)	$(5,266,675)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,995,492	4,831,022
Stock-based compensation expense	60,000	—
Amortization	1,526,442	477,420
Gain on PPP loan forgiveness	—	(1,684,400)
Loss on disposal of fixed assets	28,466	87,178
Gain on acquisition of VIE	(3,810,081)	—
Deferred tax assets, net	5,755,669	(997,828)
Change in operating assets and liabilities:
Accounts receivable	(551,394)	(634,082)
Franchise fees	(1,050,000)	(587,500)
Prepaid expenses and other assets	593,085	(1,291,019)
Increase in finance lease liability	188,920	—
Accounts payable	1,285,156	842,477
Accrued expenses	2,923,389	1,068,589
Due to related parties	3,503,397	750,341
Other liabilities	(868,891)	1,356,079
Net cash used in operating activities	(1,330,100)	(1,048,398)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	(50,865,357)	(2,167,243)
Cash and restricted cash acquired in consolidation of VIE	1,342,428	—
Improvements and additions to hotel properties	(5,958,414)	(2,881,728)
Net cash used in investing activities	(55,481,343)	(5,048,971)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	63,832,375	13,947,218
Proceeds from lines of credit	15,030,156	2,000,000
Proceeds from PPP loans	—	921,300
Principal payments on mortgage debt	(21,047,086)	(14,062,123)
Principal payments on lines of credit	(3,250,000)	(1,400,000)
Payments of deferred financing costs	(2,481,549)	(1,284,117)
Proceeds from issuance of common stock	11,462,373	3,945,297
Proceeds from issuance of GO Units	6,275,891	10,736,835
Payments of offering costs	(3,815,080)	(3,090,352)
Payments for shares redeemed	(1,347,319)	(856,605)
Distributions paid	(5,258,437)	(2,952,751)
Net cash provided by financing activities	59,401,324	7,904,702
Net change in cash, cash equivalents, and restricted cash	2,589,881	1,807,333
Beginning Cash, Cash Equivalents, and Restricted Cash	14,336,400	12,529,067
Ending Cash, Cash Equivalents, and Restricted Cash	$16,926,281	$14,336,400

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,586,812	$4,371,165
Income taxes paid	$42,158	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of T Units for Aurora Property	$—	$6,742,757
Issuance of T Units for El Paso Property	$—	$2,100,000
Issuance of T Units for Houston Property	$—	$6,910,000
Issuance of T Units for Northbrook property	$—	$6,179,000
Issuance of Common LP Units for Northbrook property	$—	$1,521,000
Issuance of T Units for Fargo Property	$4,091,291	$—
Issuance of T Units for Lakewood Property	$5,638,000	$—
Issuance of Common LP Units for El Paso Airport Property	$4,600,000	$—
Issuance of T Units for Fort Collins Property	$3,703,690	$—
Issuance of T Units for Pineville HGI Property	$2,729,211	$—
Issuance of T Units for Charlotte Property	$6,427,546	$—
Issuance of T Units for Wichita Property	$1,217,625	$—
Debt issued for acquisition of Aurora Property	$—	$15,000,000
Debt issued for acquisition of El Paso Property	$—	$7,900,000
Debt issued for acquisition of Houston Property	$—	$13,000,000
Debt issued for acquisition of Northbrook Property	$—	$3,700,000
Debt assumed for acquisition of Fargo Property	$7,198,709	$—
Debt issued for acquisition of Fort Collins Property	$11,500,000	$—
Offering costs included in accounts payable	$(38,024)	$36,355
Offering costs included in due to related parties	$23,570	$78,902
Offering costs included in accrued expenses	$—	$(8,000)
Distributions included in due to related parties	$170,138	$(152,967)
Reinvested distributions	$1,979,615	$3,964,040
Initial ASC 842 adoption of right-of-use asset	$2,478,696	$—

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$7,866,401	$7,960,159
Restricted cash, beginning of period	6,469,999	4,568,908
Cash, cash equivalents, and restricted cash, beginning of period	$14,336,400	$12,529,067

Cash and cash equivalents, end of period	$6,193,449	$7,866,401
Restricted cash, end of period	10,732,832	6,469,999
Cash, cash equivalents, and restricted cash, end of period	$16,926,281	$14,336,400

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and three classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”) and Series T Limited Partnership Units (“Series T LP Units”). LF REIT III was the sole general partner of the OP, as of December 31, 2022 and 2021. As of December 31, 2022, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,124,503 Series GO LP Units and 5,073,506 Series T LP Units.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in shares of the Company’s common stock in December 2021 (the “Offering”). The Offering is to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of December 31, 2022, the Company had issued and sold 9,894,987 shares of common stock, including 1,018,460 shares attributable to the DRIP, and received aggregate proceeds of $96.7 million. As of December 31, 2022, the Company had repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469 under the Company’s Share Repurchase Plan. As of December 31, 2022, all of the redemption proceeds have been paid.

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

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of December 31, 2022, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of the conversion. As of December 31, 2022, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions.

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2022, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit, in connection with property contributions.

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

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $1,462,672 and $1,154,540 for the year ended December 31, 2022 and 2021, respectively, and is included in sales and marketing in the consolidated statements of operations.

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

Stock-Based Compensation—During 2022, the Company began compensating its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and the Company recognizes stock-based compensation expense based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $60,000 and $0 for the years ended December 31, 2022 and 2021, respectively, and is included in general and administrative expense in the consolidated statements of operations.

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

3.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Land and land improvements	$32,650,698	$20,034,309
Building and building improvements	241,278,409	144,883,150
Furniture, fixtures, and equipment	21,884,508	13,986,611
Right-of-use asset - ground lease	7,286,984	—
Construction in progress	4,576,041	8,433
Investment in hotel properties, at cost	307,676,640	178,912,503
Less: accumulated depreciation	(17,458,998)	(9,487,728)
Investment in hotel properties, net	$290,217,642	$169,424,775

As of December 31, 2022, the Company consolidated nineteen hotel properties, consisting of eighteen hotel properties owned by the Company and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, with an aggregate of 2,261 rooms located in eleven states.

On August 10, 2022, the Company consolidated a variable interest entity (“VIE”) that owns one hotel in El Paso, Texas (the “El Paso University Property”). The Company is the primary beneficiary of this VIE as the Company has the power to direct the activities that most significantly affect its economic performance. Additionally, the Company has the obligation to absorb its losses and the right to receive benefits that could be significant to it. Accordingly, the Company initially recognized the VIE’s assets, liabilities, and noncontrolling interest at fair value. The Company’s condensed consolidated balance sheet includes the following assets and liabilities of this entity:

	December 31,	December 31,
	2022	2021
Assets
Investment in hotel properties, net of accumulated depreciation of $471,491 and $0	$22,036,289	$—
Cash and cash equivalents	493,056	—
Restricted cash	2,173,237	—
Accounts receivable, net	154,976	—
Prepaid expenses and other assets	67,068	—
Total Assets	$24,924,626	$—

Liabilities
Debt, net	$12,244,068	$—
Finance lease liability	4,862,172	—
Accounts payable	182,692	—
Accrued expenses	445,763	—
Other liabilities	655,372	—
Total liabilities	$18,390,067	$—

Acquisitions of Hotel Properties

The Company acquired seven properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property during the year ended December 31, 2022. The Company acquired four properties during the year ended December 31, 2021. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions.  The table below outlines the details of the properties acquired during the years ended December 31, 2022 and December 31, 2021.

2022 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Hampton Inn & Suites (the “Fargo Property”)	Limited-Service	Fargo, ND	January 18, 2022	90	$11,440,000	(1)	$302,222	$11,742,222	100%
Courtyard by Marriott (the "El Paso Airport Property")	Select-Service	El Paso, TX	February 8, 2022	90	15,120,000	(2)	333,234	15,453,234	100%
Fairfield Inn & Suites (the "Lakewood Property")	Limited-Service	Lakewood, CO	March 29, 2022	142	18,800,000	(3)	862,117	19,662,117	100%
Residence Inn (the "Fort Collins Property")	Extended-Stay	Fort Collins, CO	August 3, 2022	113	15,800,000	(4)	546,009	16,346,009	100%
Hilton Garden Inn (the "Pineville HGI Property")	Select-Service	Pineville, NC	August 25, 2022	113	10,930,000	(5)	347,149	11,277,149	100%
Hilton Garden Inn (the "Charlotte Property")	Select-Service	Charlotte, NC	August 25, 2022	112	15,440,000	(6)	416,387	15,856,387	100%
Holiday Inn (the "Wichita Property")	Limited-Service	Wichita, KS	December 22, 2022	84	7,400,000	(7)	234,310	7,634,310	100%
				744	$94,930,000		$3,041,428	$97,971,428

2021 Acquisitions

				Number
			Date	of Guest	Purchase		Transaction		%
Hotel	Property Type	Location	Acquired	Rooms	Price		Costs	Total	Interest
Courtyard by Marriott (the "Aurora Property")	Select-Service	Aurora, CO	February 4, 2021	141	$23,610,000	(8)	$458,129	$24,068,129	100%
Holiday Inn (the "El Paso Property")	Select-Service	El Paso, TX	May 12, 2021	175	10,300,000	(9)	361,019	10,661,019	100%
Hilton Garden Inn (the "Houston Property")	Select-Service	Houston, TX	August 3, 2021	182	19,910,000	(10)	918,353	20,828,353	100%
Sheraton Hotel (the "Northbrook Property")	Full-Service	Northbrook, IL	December 3, 2021	160	11,400,000	(11)	340,005	11,740,005	100%
				658	$65,220,000		$2,077,506	$67,297,506
(1)	Includes the issuance of $4,091,291 in Series T LP Units of the Operating Partnership.
(2)	Includes the issuance of $4,600,000 in Common Limited Partnership Units of the Operating Partnership.
(3)	Includes the issuance of $5,638,000 in Series T LP Units of the Operating Partnership.
(4)	Includes the issuance of $3,703,690 in Series T LP Units of the Operating Partnership.
(5)	Includes the issuance of $2,729,211 in Series T LP Units of the Operating Partnership.
(6)	Includes the issuance of $6,427,546 in Series T LP Units of the Operating Partnership.
(7)	Includes the issuance of $1,217,625 in Series T LP Units of the Operating Partnership.
(8)	Includes the issuance of $6,742,757 in Series T LP Units of the Operating Partnership.
(9)	Includes the issuance of $2,100,000 in Series T LP Units of the Operating Partnership.
(10)	Includes the issuance of $6,910,000 in Series T LP Units of the Operating Partnership.
(11)	Includes the issuance of $6,179,000 in Series T LP Units and $1,521,000 in Common Limited Partnership Units of the Operating Partnership

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

The allocation of the aggregate purchase price in accordance with GAAP guidance prescribed in ASC Topic 805, Business Combinations, of the assets and liabilities acquired at their relative fair values of their acquisition dates, is as follows:

	For the Years Ended December 31,
	2022	2021
Land and land improvements	$12,538,514	$9,694,077
Building and building improvements	79,702,403	58,503,137
Furniture, fixtures, and equipment	5,730,511	4,597,353
Total assets acquired	97,971,428	72,794,567

Above market ground lease(1)	—	(5,497,061)
Total liabilities assumed	—	(5,497,061)
Total purchase price(2)	$97,971,428	$67,297,506

Assumed mortgage debt	7,198,709	—

Net purchase price	$90,772,719	$67,297,506
(1)	The above market ground lease is recognized on the consolidated balance sheet within Other Liabilities as of December 31, 2021. See Northbrook Property Above Market Ground Lease discussion below.
(2)	Total purchase price includes purchase price plus all transaction costs.

All acquisitions completed during the years ended December 31, 2022 and 2021 were considered asset acquisitions under ASC 805.

Eleven of the hotel properties owned by the Company as of December 31, 2022 are subject to management agreements with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. The Pineville Property was being managed on a day-to-day basis by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. On February 1, 2023, day-to-day management was transferred to HP Hotel Management, Inc. The Southaven Property is subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for two (2) successive five-year periods unless terminated earlier in accordance with its terms. The Houston Property, El Paso Airport Property and El Paso University Property are subject to a management agreement with Interstate Management Company, LLC (“Aimbridge”). The Aimbridge agreement for the Houston Property has an initial term expiring on August 3 of the third full calendar year following the effective date of the agreement. The agreement will automatically renew for additional successive terms of one year each unless terminated earlier in accordance with its terms. The Aimbridge agreement for the El Paso Airport Property and the El Paso University Property each has an initial five (5) year term and will automatically renew for one (1) year periods unless terminated earlier in accordance with its terms. The Charlotte Property and the Pineville HGI Property are each subject to a management agreement with HP Hotel Management, Inc. (“HP”). Each HP agreement has an initial term expiring three years after its effective date, which automatically renews for successive three-year periods, unless terminated in accordance with its terms. The Fargo Property and the Wichita Property are each subject to a management agreement with KAJ Hospitality Inc. Each KAJ agreement has an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms.

The seller of the Pineville Property, an affiliate of Beacon, was entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property could have made a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, was based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of December 31, 2022, no amounts were owed or paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made. As of the date of this filing, the period to elect to receive additional consideration has passed with no election being made.

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

Holiday Inn Express & Suites - Wichita Airport

On December 22, 2022, the Operating Partnership acquired a Holiday Inn Express & Suites hotel property in Wichita, Kansas (the “Wichita Property”) for contractual consideration comprised of the origination of a new loan by subsidiaries of the Operating Partnership with Choice Financial Group (the “Wichita HIEX Lender”) for $5.6 million, secured by the Wichita Property the issuance by the Operating Partnership of 121,762 Series T Limited Units of the Operating Partnership, and the payment by the Operating Partnership of $0.5 million in cash, a portion of which was used to pay off the portion of the Wichita Contributor’s existing loan not covered by the proceeds of the new loan with the Wichita HIEX Lender. The Series T Limited Units will convert into Common Limited Units of the Operating Partnership 36 months after the closing. The number of Common Limited Units to be issued to the Wichita Contributor upon conversion will be calculated pursuant to the terms of the Pineville HGI Contribution Agreement, which may be higher or lower than the initial valuation of the Series T LP Units. Accordingly, the aggregate purchase price used for the acquisition accounting noted in the tables above and below of $7.4 million, was determined to be the value assigned by a third-party appraisal, as the appraisal value was more reliably measurable.

2022 Business Combinations

Hilton Garden Inn El Paso University – El Paso, Texas

On August 10, 2022, the Operating Partnership acquired an equity and profits interest in High Desert Garden Holdings, LLC, a Delaware limited liability company (“HDGH”), the parent of the entity which holds a leasehold interest in a Hilton Garden Inn located in El Paso, Texas (the “El Paso University Property”) pursuant to a Reorganization and Membership Interest Purchase Agreement dated as of August 10, 2022 by and among the Operating Partnership, Roma Commercial, Inc., ASI Capital, LLC, and VB Hotel Group A, LLC and pursuant to a First Amendment to the Fourth Amended and Restated Operating Agreement of High Desert Garden Holdings, LLC (collectively and as amended (the “El Paso University Amended Agreements”)). High Desert Investors, LP, a Delaware limited partnership (“HDI”), a wholly-owned subsidiary of HDGH, holds a leasehold interest in real estate and the El Paso University Property located on such real estate.

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

Northbrook Property Above Market Ground Lease

On December 3, 2021, in connection with the purchase of the Northbrook Property, the Company recorded an above market ground lease liability of $5,497,061, which was recognized on the consolidated balance sheet within Other Liabilities. The Company assumed the ground lease 15 years into a 61-year lease maturing in 2067. The yearly base rent, paid monthly, increases 3% every year through maturity. As of December 31, 2022, the Company’s finance lease had a discount rate of 7.75%.

Upon adoption of ASU No. 2016-02 on January 1, 2022, the Company derecognized the above market ground lease liability by reclassifying it as a partial offset to the beginning right-of-use asset related to this financing lease. At adoption of the new standard, the Company recognized a lease liability of $7,975,757 and a right-of-use asset of $2,478,696, which included the derecognition of the above-market ground lease liability. For the year ended December 31, 2022, the Company recognized interest expense of $624,859 and right-of-use amortization expense of $53,885 related to the finance lease.

El Paso University Property Ground Lease

On August 10, 2022, in connection with the El Paso University Property, the Company recognized a finance lease liability of $4,862,172 and a right-of-use asset of $4,862,172 related to a ground lease assumed. The Company assumed the ground lease with a remaining term of 32 years, maturing in 2054. Annual rentals are comprised of a base rent due at the beginning of the year plus, if applicable, a percent of revenue in excess of the base rent. The annual base rent is adjusted every five years by an average of a percent of the annual revenue in preceding years. If revenue remains below the previous five-year base rent, then there is no change to base rent. As of December 31, 2022, the finance lease had a discount rate of 9.00%.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s consolidated balance sheet as of December 31, 2022.

2023	$596,767
2024	610,237
2025	624,112
2026	645,791
2027	660,511
Thereafter	44,016,796
Total finance lease payments	47,154,214
Interest	(34,127,365)
Present value of finance lease liabilities	$13,026,849

4.  PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	December 31,	December 31,
	2022	2021
Franchise fees(1)	$150,000	$525,000
Acquisition costs	485,304	541,821
Deferred tax assets, net	—	2,464,768
Insurance	389,656	464,398
Other	385,033	364,568
	$1,409,993	$4,360,555
(1)	Prepaid franchise fees paid in 2022 in relation to Sheraton Albuquerque Airport, terminated in 2023. Prepaid franchise fees paid in 2021 in relation to the Fargo acquisition, El Paso Airport acquisition, and El Paso University acquisition in 2022. See Note 13 Subsequent Events.

5.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2022	2021
Property taxes	$3,215,458	$1,686,801
Interest	1,585,813	357,030
Other	1,052,248	577,689
	$5,853,519	$2,621,520

6.  DEBT

Lines of Credit

Revolving Line of Credit - Western State Bank

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit with Western State Bank (“Western Line of Credit”). The Western Line of Credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the Western Line of Credit was amended to extend the maturity date to May 10, 2021. The Western Line of Credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%. On May 6, 2021, the Western Line of Credit was amended to extend the maturity date to May 10, 2022. On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. On

May 5, 2022, the Western Line of Credit was amended to extend the maturity date to December 15, 2022. On December 15, 2022, the Western Line of Credit was amended to extend the maturity to April 15, 2023. Additionally, through the amendment on December 15, 2022, the Western Line of Credit is secured by the Company’s Hampton Inn hotel property in Eagan, Minnesota, the Company’s Holiday Inn Express hotel property in Cedar Rapids, Iowa, the Company’s Hampton Inn hotel property in Fargo, North Dakota and limited partnership units of the Operating Partnership.  No other changes were made to the Western Line of Credit as a result of the amendments.

The interest rate as of December 31, 2022 was 8.00%. The Western Line of Credit is secured by the Company’s Cedar Rapids Property, Eagan Property, and Fargo Property which are also subject to term loans with the same lender, and 300,000 Common LP Units of the Operating Partnership. The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of December 31, 2022, there was a $5.0 million balance outstanding on the Western Line of Credit. See Note 13 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for a description of amendments to the Western Line of Credit subsequent to December 31, 2022.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (“A-1 Bonds”), which is an affiliate of the Advisor which is owned by Norman Leslie, a director and officer of the Company and principal of the Advisor and Corey Maple, a director of the Company and principal of the Advisor. The A-1 Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. The A-1 Line of Credit has a fixed interest rate of 7.0% per annum. Outstanding amounts under the A-1 Line of Credit may be prepaid in whole or in part without penalty. The A-1 Line of Credit was initially secured by 500,000 unissued Common LP Units of the Operating Partnership. On December 22, 2022, the line of credit was amended to extend the maturity date to December 31, 2023 and to increase the line of credit to $7.5 million. Through the Amendment, the A-1 Line of Credit is secured by 750,000 unissued Common LP units of the Operating Partnership. As of December 31, 2022, there was a $7,380,156 balance outstanding on the A-1 Line of Credit. See Note 13 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for a description of amendments to the A-1 Line of Credit subsequent to December 31, 2022.

Mortgage Debt

As of December 31, 2022, the Company had $180.3 million in outstanding mortgage debt secured by each of their nineteen hotel properties, with maturity dates ranging from March 2023 to April 2029. Seventeen of the loans have fixed interest rates ranging from 3.70% to 6.41%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 10.15% as of December 31, 2022. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25% per annum, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 10.40% as of December 31, 2022. Collectively, the weighted-average interest rate is 5.74%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period following origination, and generally require a balloon payment due at maturity. As of December 31, 2022 and December 31, 2021, certain mortgage debt was guaranteed by the members of the Advisor. See Note 9 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for additional information regarding debt that was guaranteed by members of the Advisor. As part of the consolidated outstanding mortgage debt above, the owner of the leasehold interest in the El Paso University Property is the borrower under a $14.4 million loan secured by the lease hold interest in the El Paso University Property, Corey Maple entered into a guaranty and environmental indemnity in connection with the loan.  The loan has a fixed interest rate of 4.94% per annum and matures on August 6, 2025. There were no mortgage loan amendments during the fiscal year ended December 31, 2022. See Note 13 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for a description of changes to mortgage debt occurring subsequent to December 31, 2022.

As of December 31, 2022, the Company was not in compliance with the required financial covenants under the terms of its promissory notes secured by the Pineville Property, Cedar Rapids Property and Houston Property and related loan documents (the “Pineville Loan”), (the “Cedar Rapids Loan”) and (the “Houston Loan”) which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. The Company has requested and received waivers of the financial covenants for the year ending December 31, 2022 for the Pineville Property, Cedar Rapids Property and Houston Property. Except as described above, the Company was in compliance with all debt covenants as of December 31, 2022.

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

The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of December 31, 2022 and 2021 for each of the Company’s mortgage debt obligations.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	December 31,	Maturity	December 31,	December 31,
	2022	Date	2022	2021
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,799,804	$5,858,134
Hampton Inn & Suites - Pineville	5.13%	6/6/2024	8,580,586	8,782,284
Hampton Inn - Eagan	4.60%	1/1/2025	9,063,528	9,277,193
Home2 Suites - Prattville	4.13%	8/1/2024	9,199,041	9,425,085
Home2 Suites - Lubbock	4.69%	10/6/2026	7,343,948	7,573,597
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,971,430	9,125,908
Homewood Suites - Southaven	3.70%	3/3/2025	13,007,706	13,343,841
Courtyard by Marriott - Aurora(2)(3)	10.15%	2/5/2024(4)	15,000,000	15,000,000
Holiday Inn - El Paso(3)	5.00%	5/15/2023(5)	7,900,000	7,900,000
Hilton Garden Inn - Houston(6)	3.85%	9/2/2026	13,947,217	13,947,218
Sheraton - Northbrook(3)(7)	10.40%	12/5/2024	3,766,639	3,700,000
Hampton Inn - Fargo(8)	4.00%	3/1/2027	7,275,480	—
Courtyard by Marriott - El Paso(9)(10)	6.01%	5/13/2027	9,990,000	—
Fairfield Inn & Suites - Lakewood(3)	7.00%	3/28/2023(11)	13,845,000	—
Residence Inn - Fort Collins(12)(13)	7.00%	8/3/2023	11,500,000	—
Hilton Garden Inn - El Paso	4.94%	8/6/2025	12,613,869	—
Hilton Garden Inn - Pineville(14)	6.20%	8/25/2027	7,020,000	—
Hilton Garden Inn - Charlotte(14)	6.20%	8/25/2027	9,805,000	—
Holiday Inn Express - Wichita(9)	6.41%	12/21/2027	5,642,000	—
Total Mortgage Debt			180,271,248	103,933,260
Premium on assumed debt, net			221,082	722,905
Deferred financing costs, net			(3,193,939)	(2,129,281)
Net Mortgage			177,298,391	102,526,884

$5.0 million revolving line of credit - Western(15)	8.00%	4/15/2023(17)	5,000,000	600,000
$7.5 million revolving line of credit - A-1 Bonds(16)	7.00%	12/31/2023	7,380,156	—
Total Lines of Credit			12,380,156	600,000

Debt, net			$189,678,547	$103,126,884
(1)	Loan is interest-only through April 30, 2022 and is at a fixed rate of interest.
(2)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%.
(3)	Loan is interest-only until maturity.
(4)	The Company has notified the lender of its intention to exercise the option under the loan agreement to extend the maturity date to February 5, 2025. The parties are working to finalize the extension documents as of the date of this filing.
(5)	Maturity date extended to May 15, 2024. See Note 13 “Subsequent Events.”
(6)	Loan is interest-only for the first 24 months after origination.
(7)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%.
(8)	Proceeds of this loan were used to repay in full the original loan secured by the Fargo Property entered into on January 24, 2022 with A-1 Bonds.
(9)	Loan is interest-only for the first 18 months after origination.
(10)	Proceeds of this loan were used to repay in full the original loan secured by the El Paso Airport Property entered into on February 14, 2022 with A-1 Bonds.
(11)	Maturity date extended to March 28, 2024 per terms of loan agreement. See Note 13 “Subsequent Events.”
(12)	Tranche 3’s maturity date is August 2, 2028. Tranche 1 is interest-only until maturity, beginning six months after the issuance of the loan. Tranche 3’s payments are deferred until a certain appraised value is attained in accordance with the terms of the loan.
(13)	On April 18, 2023, this loan was repaid in full and refinanced with a new loan secured by the Fort Collins Property. See Note 13 “Subsequent Events.”
(14)	Loan is interest-only through February 25, 2024.

(15)	Variable interest rate equal to U.S. Prime plus 0.50%
(16)	See note 9, - Legendary A-1 Bonds, LLC (“A-1 Bonds”)
(17)	Maturity date extended to April 30, 2024. See Note 13 “Subsequent Events.”

Future Minimum Payments

As of December 31, 2022, the future minimum principal payments on the Company’s debt were as follows:

2023	$47,739,453
2024	44,152,355
2025	34,546,247
2026	20,667,343
2027	37,472,428
Thereafter	8,073,578
192,651,404

Premium on assumed debt, net	221,082
Deferred financing costs, net	(3,193,939)
$189,678,547

The $47.7 million of future minimum principal payments due in 2023 includes the maturities of the mortgage debt secured individually by the Lakewood Property, El Paso Property, and Fort Collins Property of $13.8 million, $7.9 million and $11.5 million, respectively, as well as the maturities of the Western Line of Credit and the A-1 Bonds Line of Credit. Subsequent to December 31, 2022, the Company extended the maturity dates of the mortgage loans related to the Lakewood Property and the Holiday Inn El Paso Property to March 28, 2024 and May 15, 2024, respectively, pursuant to the terms of the agreements. The mortgage loan related to the Fort Collins Property was repaid in full and replaced with a new loan secured by the Fort Collins Property. The maturity dates for the lines of credit were also extended. See Note 13 “Subsequent Events.”

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of December 31, 2022 and 2021 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of December 31, 2022 and 2021. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using an estimate of current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of December 31, 2022, the estimated fair value of the Company’s mortgage debt was $175.8 million, compared to the gross carrying value $180.3 million. As of December 31, 2021, the estimated fair value of the Company’s mortgage debt was $103.7 million, compared to the gross carrying value $103.9 million.

8.  INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the periods ended December 31, 2022 and 2021. The Company did not have any uncertain tax positions as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, all distributions paid were determined to be 100% returns of capital contributions.

The Company’s TRS generated a net operating loss (“NOL”) for the years ended December 31, 2022 and 2021, which can be carried forward to offset future taxable income. As of December 31, 2022 and 2021, the Company had recorded a net deferred tax liability of $3,290,901 and a net deferred tax asset of $2,464,768, respectively, primarily attributable to its NOLs generated in the current year and prior periods, net of temporary differences primarily related to deprecation. The Company’s NOLs will expire in 2038-2042 for state tax purposes and will not expire for federal tax purposes. As of December 31, 2022 and 2021, the Company had deferred tax assets attributable to NOL carryforwards for federal income tax purposes of $6.3 million and $4.2 million, respectively, and NOL carryforwards for state income tax purposes of $1.0 million and $0.6 million, respectively. The Company recorded a valuation allowance of $7.3 million against the deferred tax asset in 2022. As of December 31, 2022, the tax years 2018 through 2021 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

The components of the Company’s income tax benefit are as follows:

	For the Years Ended December 31,
	2022	2021
Federal:
Deferred	$(5,047,228)	$976,040
State:
Current	(89,346)	(76,861)
Deferred	(708,441)	21,786
Income tax (expense)/benefit	$(5,845,015)	$920,965

The provision for income taxes is derived from the income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the Years Ended December 31,
	2022	%	2021	%
Expected income tax benefit at U.S. Federal statutory rate	$2,743,594	-21.0%	$1,299,405	-21.0%
Tax impact of REIT election	(614,966)	4.7%	(620,327)	10.0%
Expected tax benefit at TRS	2,128,628	-16.3%	679,078	-11.0%
Valuation Allowance	(7,314,530)		-
Gross tax (expense)/benefit	(5,185,902)		679,078

State income tax expense, net	(89,346)	0.7%	(76,859)	1.2%
Temporary differences - deprecation	(569,767)	4.4%	(111,547)	1.8%
Permanent differences - PPP	-	0.0%	430,293	-7.0%

Income tax (expense)/benefit	$(5,845,015)	44.7%	$920,965	-14.9%

As of December 31, 2022 and 2021, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards - Federal	$6,265,111	$4,157,396
Net operating loss carryforwards - State	1,049,419	588,661
Valuation Allowance	(7,314,530)	-
	-	4,746,057
Deferred Tax Liabilities:
Tax FF&E basis less than book basis - Federal	(2,864,293)	(1,974,462)
Tax FF&E basis less than book basis - State	(426,608)	(306,827)
	(3,290,901)	(2,281,289)

Deferred tax (liabilities)/assets, net	$(3,290,901)	$2,464,768

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the years ended December 31, 2022 and 2021, were as follows:

	Incurred
	For the Years Ended December 31,
	2022	2021
Fees:
Acquisition fees	$1,626,599	$1,036,796
Financing fees	1,861,628	1,036,796
Asset management fees	1,918,321	1,188,607
Performance fees	181,541	160,774
	$5,588,089	$3,422,973

Reimbursements:
Offering costs	$2,256,081	$1,739,185
General and administrative	3,640,108	2,996,060
Sales and marketing	321,821	211,691
Acquisition costs	67,051	106,357
	$6,285,061	$5,053,293

For the years ended December 31, 2022 and 2021, the Operating Partnership recognized distributions payable to the Advisor in the amount of $334,417 and $296,164 respectively, in connection with the Advisor’s ownership of Series B LP Units. For the years ended December 31, 2022 and 2021, the Company paid distributions in the amount of $40,123 and $46,205 respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of December 31, 2022, Corey Maple, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama, Southaven, Mississippi and Fargo, North Dakota, which had original loan amounts of $9.6 million, $13.5 million and $7.4 million respectively, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of the Company’s line of credit in the original amount of $5.0 million which is secured by the hotel properties located in Cedar Rapids, Iowa, Eagan, Minnesota, and Fargo, North Dakota, and 300,000 Common LP Units of Lodging Fund REIT III OP, LP, and is a guarantor of the Company’s loans secured by the El Paso University Property located in El Paso, Texas, and is a guarantor of 50% of the loan secured by the hotel property in Wichita, Kansas, which had original loan amounts of $14.4 million and $5.6 million respectively. Norman Leslie is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. For the years ended December 31, 2022 and 2021, the Company accrued guarantee fees in the amount of $155,676 and $159,414 respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $941,758 remained unpaid at December 31, 2022 and is included in Due to Related Party on the accompanying consolidated balance sheet. See Note 13, “Subsequent Events,” for a  description of additional guarantees entered into subsequent to December 31, 2022.

As of December 31, 2022 and 2021, the Company had amounts due and payable to the Advisor and its affiliates of $5,612,134 and $2,035,708 respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

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

NHS also earns a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received by sellers or contributors during the period of due diligence. Such fee is waived if, upon acquisition by us, NHS is selected as the management company for the hotel property. NHS is also reimbursed for actual out-of-pocket costs incurred in providing the due diligence services. See Note 13 “Subsequent Events” for an additional transaction with NHS occurring subsequent to December 31, 2022.

Fees and reimbursements earned and payable to, NHS for the years ended December 31, 2022 and 2021, were as follows:

	Incurred		Payable as of
	For the Years Ended December 31,		December 31,	December 31,
	2022	2021	2022	2021
Fees:
Management fees	$1,071,385	$663,377	$145,733	$66,407
Administrative fees	184,101	107,466	22,791	9,461
Accounting fees	195,096	125,592	31,164	12,726
	$1,450,582	$896,435	$199,688	$88,594

Reimbursements	$1,273,180	$490,792	$143,009	$119,638

One Rep Construction, LLC (“One Rep”)—One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2022 and 2021 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the years ended December 31, 2022 and 2021, the Company incurred $258,037 and $61,739 of construction management fees and reimbursements payable to One Rep, respectively. As of December 31, 2022 and 2021, the amounts outstanding and due to One Rep were $33,947 and $8,138 respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) – A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. During the year ended December 31, 2021, A-1 Bonds made a $13.0 million loan to a subsidiary of the Company secured by the Houston Property. The loan was repaid in full on September 2, 2021. During the year ended December 31, 2022, A-1 Bonds made loans with an aggregate principal amount of $42.5 million to subsidiaries of the Company secured by 4 hotel properties, of which $28.2 million was subsequently paid off prior to the date of this filing. On August 9, 2022, the Company entered into a $5.0 million revolving line of credit with A-1 Bonds, which line of credit was increased to $7.5 million as of December 15, 2022. As of December 31, 2022, $7.4 million was outstanding under the A-1 Line of Credit. See Note 13 Subsequent Events for additional loans made by A-1 Bonds and amendments to existing loans made by A-1 Bonds occurring subsequent to December 31, 2022.

10.  FRANCHISE AGREEMENTS

As of December 31, 2022 and 2021, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,293,181)
Second Quarter 2022	1,540,200	0.175	1,203,791	526,159	1,729,950	20,841
Third Quarter 2022	1,821,829	0.175	1,094,353	452,923	1,547,276	2,268,982
Fourth Quarter 2022	1,762,398	0.175	1,234,969	433,293	1,668,262	(326,742)
	$6,680,735	$0.700	$4,466,577	$1,979,615	$6,446,192	$(1,330,100)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2021	$1,430,216	$0.175	$246,084	$1,081,828	$1,327,912	$(1,292,235)
Second Quarter 2021	1,465,038	0.175	251,625	1,107,080	1,358,705	853,375
Third Quarter 2021	1,500,023	0.175	1,114,951	1,223,741	2,338,692	122,840
Fourth Quarter 2021	1,527,992	0.175	1,340,091	551,391	1,891,482	(732,378)
	$5,923,269	$0.700	$2,952,751	$3,964,040	$6,916,791	$(1,048,398)

(1)	Distributions for the periods from January 1, 2021 through March 31, 2021 were payable to each stockholder 30% in cash (or through the DRIP if then currently enrolled in the DRIP) and 70% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the periods from April 1, 2021 through June 30, 2021 were payable to each stockholder 60% in cash (or through the DRIP if then currently enrolled in the DRIP) and 40% in shares of common stock issued through the DRIP, or at the election of the stockholder, in shares of common stock valued at $10.00 per share. Distributions for the period from July 1, 2021 through December 31, 2022 were payable to each stockholder as 100% in cash on a monthly basis.
(2)	Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Beginning the second quarter of 2020 through the second quarter of 2021, distributions were paid on a quarterly basis. Beginning in the third quarter of 2021, distributions were paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the tenth day of the following month.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan. The Company repurchased 135,248 shares pursuant to repurchase requests received during the year ended December 31, 2022, which represented an original investment of $1,352,472 for $1,347,319. As of December 31, 2022, all redemption proceeds had been paid. During the year ended December 31, 2021 we repurchased 88,088 shares, which represents an original investment of $880,883 for $856,605. As of December 31, 2022, the Company had $1,931,014 available for eligible repurchases in all of 2023.

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

Interval Share Offering

The Company was offering up to 3,000,000 shares of Interval Common Stock in the Company’s ongoing private offering, which amount may be increased to up to 6,000,000 Interval Shares in the sole discretion of the board of directors. Except as otherwise provided in the offering memorandum, the initial purchase price for the Interval Shares is $10.00 per Interval Share, with Interval Shares purchased in the Company’s dividend reinvestment plan at an initial price of $9.50 per Interval Share. The Company’s board of directors allowed the Interval Share Offering to expire on March 31, 2022. The Company did not issue or sell any shares of Interval Common Stock.

Non-Controlling Interests

As of December 31, 2022, the Operating Partnership had four classes of Limited Partner Units which included the Common LP Units, the Series B LP Units, the Series T LP Units and the GO Limited Units. The Series B LP Units are issued to the

Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects.

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T LP Units at the time of conversion. As of December 31, 2022, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Units Offering for sales which were pending as of that date. As of December 31, 2022, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

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

Series B LP Unit Offering

As of December 31, 2022, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2022, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit, in connection with the Northbrook Property acquisition and El Paso Airport Property acquisition.

12.  COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2022, the Company was unable to estimate the cost of complying with the Wells notice or its outcome.  The Advisor and Corey R. Maple agreed to a settlement with the SEC in connection with the action described above on August 28, 2023. See Note 13, “Subsequent Events.”

Property Acquisitions

The seller of the Pineville Property was entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property could have made a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, was based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of December 31, 2022, no additional consideration had been paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made. As of the date of this filing, the period to elect to receive additional consideration has passed with no election being made.

In November 2019, the Company entered into a purchase agreement, to acquire three hotel properties in Pennsylvania, from a third party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement. The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers sought the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit. The likelihood of any material loss in connection with the case could not be determined as of December 31, 2022. As a result, no amount was recorded related to this matter as of December 31, 2022, the Earnest Money remained in escrow and is included in restricted cash on the accompanying consolidated balance sheets. This litigation was resolved subsequent to December 31, 2022. See Note 13 “Subsequent Events.”

Properties under Contract as of December 31, 2022

On August 16, 2022, the Operating Partnership and Terrapin ABQ Airport, LLC (the “Sheraton Albuquerque Airport Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Sheraton Albuquerque Airport Contribution Agreement”), pursuant to which the Sheraton Albuquerque Airport Contributor agreed to contribute the 276-room Sheraton Hotel Albuquerque Airport in Albuquerque, New Mexico (the “Sheraton Albuquerque Airport Property”) to the Operating Partnership. The Sheraton Albuquerque Airport Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the Sheraton Albuquerque Airport Property under the Sheraton Albuquerque Airport Agreement is $13,500,000 plus closing costs, subject to adjustment as provided in the Albuquerque Sheraton Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the Sheraton Albuquerque Airport Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Common Limited Partnership Units of the Operating Partnership and cash at closing. As required by the Sheraton Albuquerque Airport Contribution Agreement, the Operating Partnership deposited $250,000 into escrow as earnest money pending the closing or termination of the Sheraton Albuquerque Airport Contribution Agreement. Except in certain circumstances described in the Sheraton Albuquerque Airport Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Sheraton Albuquerque Airport Contribution Agreement, it will forfeit the earnest money.

The Company terminated the Sheraton Albuquerque Airport Contribution Agreement subsequent to December 31, 2022. See Note 13 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for a description of the termination of this agreement as well as the contribution agreements entered into subsequent to December 31, 2022.

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

13.  SUBSEQUENT EVENTS

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

Fort Collins Loan Refinancing

On April 18, 2023, pursuant to the Loan Agreement, dated as of April 18, 2023 (the “New Fort Collins Loan Agreement”), LF3 RIFC, LLC and LF3 RIFC TRS LLC (collectively, the “Fort Collins Borrower”), subsidiaries of the Operating Partnership entered into a new $11.2 million loan with Access Point Financial, LLC (“Access Point”), which is secured by the Fort Collins Property (the “New Fort Collins Loan”). Access Point is not affiliated with the Company or the Advisor. The New Fort Collins Loan is evidenced by a promissory note and has a variable interest rate per annum equal to 30-day secured overnight financing rate plus 6.25%. The New Fort Collins Loan matures May 4, 2025, with the option for up to three one-year extensions if requirements are met, including certain required debt service coverage ratios and the payment of an extension fee. The New Fort Collins Loan requires monthly interest-only payments through May 4, 2025, followed by monthly payments of principal and interest through any extensions, with the outstanding principal and interest due at maturity. The Fort Collins Borrower has the right to prepay up to 10% of the outstanding principal amount of the New Fortt Collins Loan on certain permitted prepayment dates with a 10-day notice. If prepaid during the first 25 months of the initial term, such a prepayment would include a prepayment fee equal to the sum of 24 months of interest payments that, but for the prepayment, would have been due and payable on the prepaid principal amount had a prepayment not occurred. When the Fort Collins Borrower pays the entire remaining principal balance, whether prepaid or on maturity, the Fort Collins Borrower will incur an exit fee of $112,000. The New Fort Collins Loan includes cross-default provisions such that a default under certain other agreements of the Fort Collins Borrower, the Guarantors described below and the property manager of the Fort Collins Property constitute a default under the New Fort Collins Loan. The Fort Collins Borrower used the proceeds of the New Fort Collins Loan to repay the original $11.5 million loan with A-1 Bonds which was secured by the Fort Collins Property, pursuant to a Loan Agreement, dated as of August 3, 2022.  The original loan was evidenced by three promissory notes in the amounts of $10,298,535 (“Tranche 1”), $700,000 (“Tranche 2”) and $501,465 (“Tranche 3”) and had a fixed interest rate of 7.0% per annum. On April 18, 2023, the proceeds of the New Fort Collins Loan were used to refinance the original loan, and the outstanding obligations under Tranche 1 were repaid in full and under Tranche 2 were forgiven. A 1.75% exit fee was paid on Tranche 1, and no penalty was incurred on Tranche 1 or Tranche 2. Tranche 3 remains an ongoing obligation, no longer secured by the Fort Collins Property, under the terms of the original loan and Tranche 3 promissory note. All guaranties in connection and collateral with respect to the original loan and Tranche 1, Tranche 2 and Tranche 3 promissory notes have been terminated or released, and all commitments with respect to the original loan and Tranche 1 and Tranche 2 promissory notes have been terminated or released.

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

Distributions Paid

On January 10, 2023, the Company paid cash distributions totaling $420,543 and DRIP distributions totaling $139,519, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $83,099 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates December 1 through December 31, 2022 to holders of record on each calendar day of such period.

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

Status of the Offering

Our board of directors extended the term of the Offering to May 31, 2024. As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,254,110 shares of common stock, including 1,178,323 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.3 million.

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

******

LODGING FUND REIT III, INC. - SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2022

						Costs
						Capitalized
						Subsequent to
				Initial Cost		Acquisition	Gross Amounts at End of Year
					Building,	Building,		Building,
				Land and	Building	Building	Land and	Building
	Date	Number		Land	Improvements	Improvements	Land	Improvements		Accumulated	Depreciable
Description	Acquired	of Rooms	Encumbrances	Improvements	and FF&E	and FF&E	Improvements	and FF&E	Total(1)	Depreciation	Lives
Holiday Inn Express - Cedar Rapids, IA	Nov - 2018	83	$5,799,804	$1,536,966	$6,321,367	$910,576	$1,547,077	$7,231,943	$8,779,020	$(1,231,464)	3 - 40 yrs.
Hampton Inn & Suites - Pineville, NC	Mar - 2019	111	8,580,586	2,014,533	12,327,740	1,267,174	2,014,533	13,594,914	15,609,447	(1,769,083)	3 - 40 yrs.
Hampton Inn - Eagan, MN	Jun - 2019	122	9,063,528	1,691,813	12,536,520	279,950	1,691,813	12,816,470	14,508,283	(1,808,653)	3 - 40 yrs.
Home2 Suites - Prattville, AL	Jul - 2019	90	9,199,041	1,691,954	13,414,060	111,532	1,691,954	13,525,592	15,217,546	(1,639,694)	3 - 40 yrs.
Home2 Suites - Lubbock, TX	Dec - 2019	100	7,343,948	803,229	13,906,502	903,900	803,229	14,810,402	15,613,631	(1,615,279)	3 - 40 yrs.
Fairfield Inn & Suites - Lubbock, TX	Jan - 2020	101	8,971,430	982,934	15,261,162	72,570	982,934	15,333,732	16,316,666	(1,872,497)	3 - 40 yrs.
Homewood Suites - Southaven, MS	Feb - 2020	99	13,007,706	1,593,232	19,351,858	163,033	1,593,232	19,514,891	21,108,123	(1,915,279)	3 - 40 yrs.
Courtyard by Marriott - Aurora, CO	Feb - 2021	141	15,000,000	4,400,098	19,668,031	263,625	4,400,098	19,931,656	24,331,754	(1,389,927)	3 - 40 yrs.
Holiday Inn - El Paso, TX	May - 2021	175	7,900,000	1,747,553	8,913,467	458,343	1,747,553	9,371,810	11,119,363	(786,348)	3 - 40 yrs.
Hilton Garden Inn - Houston, TX	Aug - 2021	182	13,947,218	3,168,376	17,659,977	3,432,964	3,168,376	21,092,941	24,261,317	(803,339)	3 - 40 yrs.
Sheraton Hotel - Northbrook, IL	Dec - 2021	160	3,766,639	2,856,747	16,859,016	(38,350)	2,856,747	16,820,666	19,677,413	(555,424)	3 - 40 yrs.
Hampton Inn & Suites - Fargo, ND	Jan - 2022	90	7,275,480	2,041,684	9,700,538	212,639	2,041,684	9,913,177	11,954,861	(286,677)	3 - 40 yrs.
Courtyard by Marriott - El Paso, TX	Feb - 2022	90	9,990,000	1,856,428	13,596,806	98,307	1,856,428	13,695,113	15,551,541	(459,922)	3 - 40 yrs.
Fairfield Inn & Suites - Lakewood, CO	Mar - 2022	142	13,845,000	2,091,051	17,571,066	283,590	2,091,051	17,854,656	19,945,707	(309,795)	3 - 40 yrs.
Residence Inn - For Collins, Co	Aug - 2022	113	11,500,000	2,402,288	13,943,721	32,807	2,402,288	13,976,528	16,378,816	(173,130)	3 - 40 yrs.
Hilton Garden Inn - El Paso, TX	Aug - 2022	153	12,613,869	4,862,172	17,600,000	45,608	4,862,172	17,645,608	22,507,780	(471,491)	3 - 40 yrs.
Hilton Garden Inn - Pineville, NC	Aug - 2022	113	7,020,000	1,891,718	9,385,430	18,180	1,891,718	9,403,611	11,295,329	(150,613)	3 - 40 yrs.
Hilton Garden inn - Charlotte, NC	Aug - 2022	112	9,805,000	1,622,610	14,233,777	4,966	1,622,610	14,238,743	15,861,353	(201,003)	3 - 40 yrs.
Holiday Inn Express - Wichita Property	Dec - 2022	84	5,642,000	632,735	7,001,575	4,380	632,735	7,005,955	7,638,690	(19,380)	3 - 40 yrs.
		2,261	$180,271,249	$39,888,121	$259,252,614	$8,525,794	$39,898,232	$267,778,408	$307,676,640	$(17,458,998)
(1)The aggregate cost for federal income tax purposes is approximately $307.1 million at December 31, 2022 (unaudited).

Investment in Real Estate:	2022
Balance at beginning of period	$178,912,503
Acquisitions	120,433,600
Improvements	8,330,537
Balance at end of period	$307,676,640

Accumulated Depreciation:	2022
Balance at beginning of period	$(9,487,728)
Depreciation expense	(7,995,492)
Asset write-offs	24,222
Balance at end of period	$(17,458,998)

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

Date	Name and Title

March 27, 2024	/s/ Norman H. Leslie
Norman H. Leslie, President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer and Director (principal executive officer)

March 27, 2024	/s/ Samuel C. Montgomery
Samuel C. Montgomery, Chief Financial Officer (principal financial officer and principal accounting officer)

March 27, 2024	/s/ Corey R. Maple
Corey R. Maple, Chairman of the Board and Director

March 27, 2024	/s/ David G. Ekman
David G. Ekman, Director

March 27, 2024	/s/ Jeffrey T. Leighton
Jeffrey T. Leighton, Director

March 27, 2024	/s/ Perry Rynders
Perry Rynders, Director