Form 10-Q
period 2023-03-31
Lodging Fund REIT III, Inc.
filed 2024-08-23
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of August 23, 2024, there were 9,997,390 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Investment in hotel properties, net of accumulated depreciation and amortization of $20,158,741 and $17,512,882	$289,649,372	$290,217,642
Cash and cash equivalents	6,250,268	6,193,449
Restricted cash	9,444,771	10,732,832
Accounts receivable, net	1,762,695	1,468,732
Franchise fees, net	2,319,850	2,363,114
Prepaid expenses and other assets	1,553,697	1,409,993
Total Assets (variable interest entities - $23,272,848 and $24,924,626)	$310,980,653	$312,385,762

Liabilities and Equity
Debt, net	$192,037,237	$189,678,547
Finance lease liabilities	12,963,743	13,026,849
Accounts payable	3,720,956	3,034,148
Accrued expenses	4,690,289	5,853,519
Distributions payable	694,952	678,867
Due to related parties	8,612,456	6,277,432
Other liabilities	4,772,307	4,843,854
Total liabilities (variable interest entities - $17,840,524 and $18,390,067)	227,491,940	223,393,216

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 9,709,070 and 9,607,463 shares issued and outstanding	97,090	96,074
Additional paid-in capital	94,829,444	93,798,070
Accumulated deficit	(72,287,723)	(67,239,693)
Total stockholders' equity	22,638,811	26,654,451
Non-controlling interest – Series B LP Units	(3,126,315)	(2,841,056)
Non-controlling interest – Series GO LP Units	13,774,651	14,688,392
Non-controlling interest – Series T LP Units	45,739,120	45,739,120
Non-controlling interest – Common LP Units	4,462,446	4,751,639
Total equity	83,488,713	88,992,546
Total Liabilities and Equity	$310,980,653	$312,385,762

See accompanying notes to unaudited consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Room revenue	$15,215,668	$8,814,095
Other revenue	1,012,562	481,708
Total revenue	16,228,230	9,295,803

Expenses
Property operations	8,018,226	4,780,473
General and administrative	2,370,060	2,224,467
Sales and marketing	1,096,678	580,366
Franchise fees	1,384,921	817,196
Management fees	1,197,584	795,096
Acquisition expense	8,766	13,517
Depreciation and amortization	2,649,028	1,624,240
Total expenses	16,725,263	10,835,355

Other Income (Expense)
Other expense, net	(46,121)	(199,393)
Interest expense	(3,512,934)	(2,413,092)
Total other expense	(3,559,055)	(2,612,485)

Net Loss Before Income Taxes	(4,056,088)	(4,152,037)

Income tax (expense) benefit	129,914	651,602

Net Loss	(3,926,174)	(3,500,435)

Net loss attributable to non-controlling interest - Series B LP Units	(196,267)	(175,006)
Net loss attributable to non-controlling interest - Series GO LP Units	(640,192)	(624,093)
Net loss attributable to non-controlling interest - Common LP Units	(182,076)	(178,639)

Net Loss Attributable to Common Stockholders	$(2,907,639)	$(2,522,697)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.30)	$(0.30)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	9,661,217	8,489,024

See accompanying notes to unaudited consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock					Non-Controlling Interest
			Additional		Total
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series T	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	Equity
Balance at December 31, 2021	8,348,310	$83,481	$81,655,994	$(43,586,952)	$38,152,523	$(1,563,489)	$12,498,527	$21,931,757	$1,437,082	$72,456,400
Issuance of common stock	275,378	2,754	2,657,100	—	2,659,854	—	—	—	—	2,659,854
Issuance of stock-based compensation	1,500	15	14,985	—	15,000	—	—	—	—	15,000
Issuance of GO Units	—	—	—	—	—	—	6,138,291	—	—	6,138,291
Issuance of T Units	—	—	—	—	—	—	—	9,729,291	—	9,729,291
Issuance of Common LP Units	—	—	—	—	—	—	—	—	4,600,000	4,600,000
Offering costs	—	—	—	(730,836)	(730,836)	—	(463,548)	—	—	(1,194,384)
Distributions declared ($0.175 per share)	—	—	—	(1,478,078)	(1,478,078)	(78,230)	—	—	(98,783)	(1,655,091)
Distributions reinvested	59,709	597	566,643	—	567,240	—	—	—	—	567,240
Redemptions	(64,306)	(643)	(637,531)	—	(638,174)	—	—	—	—	(638,174)
Net loss	—	—	—	(2,522,697)	(2,522,697)	(175,006)	(624,093)	—	(178,639)	(3,500,435)
Balance at March 31, 2022	8,620,591	$86,204	$84,257,191	$(48,318,563)	$36,024,832	$(1,816,725)	$17,549,177	$31,661,048	$5,759,660	$89,177,992

Balance at December 31, 2022	9,607,463	$96,074	$93,798,070	$(67,239,693)	$26,654,451	$(2,841,056)	$14,688,392	$45,739,120	$4,751,639	$88,992,546
Issuance of common stock	61,190	612	625,388	—	626,000	—	—	—	—	626,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	10,570
Offering costs	—	—	—	(449,537)	(449,537)	—	(2,665)	—	—	(452,202)
Distributions declared ($0.175 per share)	—	—	—	(1,690,854)	(1,690,854)	(88,992)	(270,884)	—	(107,117)	(2,157,847)
Distributions reinvested	39,418	394	395,426	—	395,820	—	—	—	—	395,820
Net loss	—	—	—	(2,907,639)	(2,907,639)	(196,267)	(640,192)	—	(182,076)	(3,926,174)
Balance at March 31, 2023	9,709,071	$97,090	$94,829,444	$(72,287,723)	$22,638,811	$(3,126,315)	$13,774,651	$45,739,120	$4,462,446	$83,488,713

See accompanying notes to unaudited consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(3,926,174)	$(3,500,435)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	2,429,729	1,624,240
Stock-based compensation expense	10,570	15,000
Amortization	715,828	196,942
Loss on disposal of fixed assets	18,894	(9,151)
Deferred tax (liabilities) assets, net	(129,914)	(646,997)
Change in operating assets and liabilities:
Accounts receivable	(293,963)	(18,257)
Franchise fees	—	(475,000)
Prepaid expenses and other assets	3,147,197	156,828
Increase in finance lease liability	(63,106)	47,727
Accounts payable	665,548	193,788
Accrued expenses	(1,163,230)	(168,778)
Due to related parties	2,076,238	393,683
Other liabilities	(3,232,534)	(1,055,044)
Net cash provided by (used in) operating activities	255,083	(3,245,454)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	—	(940,636)
Improvements and additions to hotel properties	(2,099,652)	(1,828,334)
Net cash used in investing activities	(2,099,652)	(2,768,970)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	—	7,400,000
Proceeds from lines of credit	2,554,844	1,250,000
Principal payments on mortgage debt	(475,645)	(7,543,501)
Principal payments on lines of credit	(95,000)	(500,000)
Payments of deferred financing costs	(78,774)	(503,818)
Proceeds from issuance of common stock	626,000	2,659,854
Proceeds from issuance of GO Units	—	6,138,291
Payments of offering costs	(244,697)	(1,097,095)
Distributions paid	(1,673,401)	(933,464)
Net cash provided by financing activities	613,327	6,870,267
Net change in cash, cash equivalents, and restricted cash	(1,231,242)	855,843
Beginning Cash, Cash Equivalents, and Restricted Cash	16,926,281	14,336,400
Ending Cash, Cash Equivalents, and Restricted Cash	$15,695,039	$15,192,243

See accompanying notes to unaudited consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,578,952	$1,288,186
Income taxes paid	$42,158	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of T Units for Fargo Property	$—	$4,091,291
Issuance of T Units for Lakewood Property	$—	$5,638,000
Issuance of Common LP Units for El Paso Airport Property	$—	$4,600,000
Debt assumed for acquisition of Fargo Property	$—	$7,198,709
Debt issued for acquisition of El Paso Airport Property	$—	$9,990,000
Debt issued for acquisition of Lakewood Property	$—	$13,081,364
Offering costs included in accounts payable	$21,260	$30,539
Offering costs included in due to related parties	$186,245	$66,749
Distributions included in due to related parties	$72,541	$78,230
Redemptions included in other liabilities	$—	$638,174
Reinvested distributions	$395,820	$567,240
Initial ASC 842 adoption of right-of-use asset	$—	$2,478,696

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$6,193,449	$7,866,401
Restricted cash, beginning of period	10,732,832	6,469,999
Cash, cash equivalents, and restricted cash, beginning of period	$16,926,281	$14,336,400

Cash and cash equivalents, end of period	$6,250,268	$8,707,306
Restricted cash, end of period	9,444,771	6,484,937
Cash, cash equivalents, and restricted cash, end of period	$15,695,039	$15,192,243

See accompanying notes to unaudited consolidated financial statements.

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and three classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”) and Series T Limited Partnership Units (“Series T LP Units”). LF REIT III was the sole general partner of the OP, as of March 31, 2023 and December 31, 2022. As of March 31, 2023, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,124,503 Series GO LP Units and 5,073,506 Series T LP Units.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in shares of the Company’s common stock in December 2021 (the “Offering”). The Offering is to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of March 31, 2023, the Company had issued and sold 9,996,595 shares of common stock, including 1,057,878 shares attributable to the DRIP, and received aggregate proceeds of $97.7 million. As of March 31, 2023, the Company had repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469 under the Company’s Share Repurchase Plan. As of March 31, 2023, all of the redemption proceeds have been paid.

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

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of March 31, 2023, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received gross aggregate proceeds of $21.5 million.

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning either 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of the conversion. As of March 31, 2023, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions.

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of March 31, 2023, the Operating Partnership had issued and sold 612,100 Common LP Units, with a then-current value of $10.57 per unit, in connection with property contributions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to annual financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated financial statements include the accounts of LF REIT III, the OP, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest, including variable interest entities (“VIEs”) where the Company is the primary beneficiary. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of the rights held by other interests. If the entity is considered to be a VIE, the Company determines whether the Company is the primary beneficiary, and then consolidates those VIEs for which the Company has determined that the Company is the primary beneficiary. If the entity in which the Company holds an interest does not meet the definition of a VIE, the Company evaluates whether the Company has a controlling financial interest through the Company’s voting interest in the entity. The Company consolidates entities when the Company owns more than 50 percent of the voting shares of a company or otherwise has a controlling financial interest. References in these financial statements to the net (loss) income attributable to stockholders do not include non-controlling interests, which represent the outside ownership interests of the Company’s consolidated, non-wholly owned entities and are presented separately in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $542,053 and $238,022 for the three months ended March 31, 2023 and 2022, respectively, and is included in sales and marketing in the consolidated statements of operations.

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

Stock-Based Compensation—During 2022, the Company began compensating its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and the Company recognizes stock-based compensation expense based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $10,570 and $15,000 for the three months ended March 31, 2023 and 2022, respectively, and is included in general and administrative expense in the consolidated statements of operations.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”), which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 using the modified retrospective approach and the adoption did not have a material impact on the Company’s consolidated financial statements.

3. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Land and land improvements	$32,650,698	$32,650,698
Building and building improvements	241,278,409	241,278,409
Furniture, fixtures, and equipment	22,160,062	21,884,508
Right-of-use asset - ground lease	7,340,868	7,340,868
Construction in progress	6,378,076	4,576,041
Investment in hotel properties, at cost	309,808,113	307,730,524
Less: accumulated depreciation and amortization	(20,158,741)	(17,512,882)
Investment in hotel properties, net	$289,649,372	$290,217,642

As of March 31, 2023, the Company consolidated nineteen hotel properties, consisting of eighteen hotel properties owned by the Company and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, with an aggregate of 2,261 rooms located in ten states.

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

	March 31,	December 31,
	2023	2022
Assets
Investment in hotel properties, net of accumulated depreciation of $687,349 and $471,491	$21,736,003	$22,036,289
Cash and cash equivalents	628,495	493,056
Restricted cash	734,870	2,173,237
Accounts receivable, net	128,507	154,976
Prepaid expenses and other assets	44,973	67,068
Total Assets	$23,272,848	$24,924,626

Liabilities
Debt, net	$12,205,481	$12,244,068
Finance lease liability	4,750,889	4,862,172
Accounts payable	216,590	182,692
Accrued expenses	30,447	445,763
Other liabilities	637,117	655,372
Total liabilities	$17,840,524	$18,390,067

Acquisitions of Hotel Properties

The Company acquired no properties during the three months ended March 31, 2023. The Company acquired seven properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property during the year ended December 31, 2022. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions.

The table below outlines the details of the properties acquired during the year ended December 31, 2022.

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

The allocation of the aggregate purchase price in accordance with GAAP guidance prescribed in ASC Topic 805, Business Combinations, of the assets and liabilities acquired at their relative fair values of their acquisition dates, is as follows:

	March 31,	December 31,
	2023	2022
Land and land improvements	$—	$12,538,514
Building and building improvements	—	79,702,403
Furniture, fixtures, and equipment	—	5,730,511
Total assets acquired	—	97,971,428

Above market ground lease(1)	—	—
Total liabilities assumed	—	—
Total purchase price(2)	$—	$97,971,428

Assumed mortgage debt	—	7,198,709

Net purchase price	$—	$90,772,719
(1)	The above market ground lease is recognized on the consolidated balance sheet within Other Liabilities as of December 31, 2021. See Northbrook Property Above Market Ground Lease discussion below.
(2)	Total purchase price includes purchase price plus all transaction costs.

All acquisitions completed during the year ended December 31, 2022 were considered asset acquisitions under ASC 805.

Eleven of the hotel properties owned by the Company as of March 31, 2023 are subject to management agreements with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Pineville Property was being managed on a day-to-day basis by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. On February 1, 2023, day-to-day management was transferred to HP Hotel Management, Inc. The Southaven Property is subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for two (2) successive five-year periods unless terminated earlier in accordance with its terms. The Houston Property, El Paso Airport Property and El Paso University Property are subject to a management agreement with Interstate Management Company, LLC (“Aimbridge”). The Aimbridge agreement for the Houston Property has an initial term expiring on August 3 of the third full calendar year following the effective date of the agreement. The agreement will automatically renew for additional successive terms of one year each unless terminated earlier in accordance with its terms. The Aimbridge agreement for the El Paso Airport Property and the El Paso University Property each has an initial five (5) year term and will automatically renew for one (1) year periods unless terminated earlier in accordance with its terms. The Charlotte Property and the Pineville HGI Property are each subject to a management agreement with HP Hotel Management, Inc. (“HP”). Each HP agreement has an initial term expiring three years after its effective date, which automatically renews for successive three-year periods, unless terminated in accordance with its terms. The Fargo Property and the Wichita Property are each subject to a management agreement with KAJ Hospitality Inc. Each KAJ agreement has an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms.

The seller of the Pineville Property, an affiliate of Beacon, was entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property could have made a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, was based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of March 31, 2023, no amounts were owed or paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made. As of the date of this filing, the period to elect to receive additional consideration has passed with no election being made.

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

Northbrook Property Above Market Ground Lease

On December 3, 2021, in connection with the purchase of the Northbrook Property, the Company recognized an above market ground lease liability of $5,497,061, which was recognized on the consolidated balance sheet within Other Liabilities. The Company assumed the ground lease 15 years into a 61-year lease maturing in 2067. The yearly base rent, paid monthly, increases 3% every year through maturity. As of March 31, 2023, the Company’s finance lease had a discount rate of 7.75%.

Upon adoption of ASU No. 2016-02 on January 1, 2022, the Company derecognized the above market ground lease liability by reclassifying it as a partial offset to the beginning right-of-use asset related to this financing lease. At adoption of the new standard, the Company recognized a lease liability of $7,975,757 and a right-of-use asset of $2,478,696, which included the derecognition of the above-market ground lease liability. For the three months ended March 31, 2023, the Company recognized interest expense of $158,500 and right-of-use amortization expense of $13,471 related to the finance lease.

El Paso University Property Ground Lease

On August 10, 2022, in connection with the El Paso University Property, the Company recognized a finance lease liability of $4,862,172 and a right-of-use asset of $4,862,172 related to a ground lease assumed. The Company assumed the ground lease with a remaining term of 32 years, maturing in 2054. Annual rentals are comprised of a base rent due at the beginning of the year plus, if applicable, a percent of revenue in excess of the base rent. The annual base rent is adjusted every five years by an average of a percent of the annual revenue in preceding years. If revenue remains below the previous five-year base rent, then there is no change to base rent. As of March 31, 2023, the finance lease had a discount rate of 9.00%.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s consolidated balance sheet as of March 31, 2023.

2023	$338,693
2024	610,237
2025	624,112
2026	645,791
2027	660,511
Thereafter	44,016,797
Total finance lease payments	46,896,141
Interest	(33,932,398)
Present value of finance lease liabilities	$12,963,743

4. DEBT

Lines of Credit & Loans

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

The interest rate as of March 31, 2023 was 8.50% per annum. As of March 31, 2023, the Western Revolving Line of Credit was secured by the Company’s Cedar Rapids Property and Eagan Property, and Fargo Property which are also subject to term loans with the same lender, and 300,000 Common LP Units of the Operating Partnership. The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of March 31, 2023, there was a $5.0 million balance outstanding on the Western Line of Credit. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments to the Western Line of Credit subsequent to March 31, 2023.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (“A-1 Bonds”), which is an affiliate of the Advisor which is owned by Norman Leslie, a director and officer of the Company and principal of the Advisor and Corey Maple, a director of the Company and principal of the Advisor. The A-1 Revolving Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. On January 12, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $10.0 million, increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,000,000 unissued Common LP Units and extended the maturity date to December 31, 2023. The A-1 Revolving Line of Credit has a fixed interest rate of 7.00% per annum. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty. As of March 31, 2023, there was a $9,240,000 balance outstanding on the A-1 Revolving Line of Credit. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments to the A-1 Line of Credit subsequent to March 31, 2023.

NHS Loan

On March 6, 2023, the Company entered into a $600,000 loan agreement (the “NHS Loan”) with NHS. The NHS Loan requires the payment of monthly interest beginning on April 6, 2023, with all outstanding principal and interest amounts being due and payable at maturity on July 6, 2023. The NHS Loan has a fixed interest rate of 7.0% per annum. Outstanding amounts under the NHS Loan may be prepaid in whole or in part without penalty. The NHS Loan is secured by 60,000 partnership units of the Operating Partnership. As of March 31, 2023, there was a $600,000 balance outstanding on the NHS Loan. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments to the NHS Loan subsequent to March 31, 2023.

Mortgage Debt

As of March 31, 2023, the Company had $179.8 million in outstanding mortgage debt secured by each of its nineteen consolidated properties, with maturity dates ranging from May 2023 to April 2029. Seventeen of the loans have fixed interest rates ranging from 3.70% to 7.00%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 10.68% as of March 31, 2023. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 10.93% as of March 31, 2023. Collectively, the weighted-average interest rate is 5.80%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period following origination, and generally require a balloon payment due at maturity. As of March 31, 2023 and December 31, 2022, certain mortgage debt was guaranteed by the members of the Advisor. See Note 7 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor. As part of the consolidated outstanding mortgage debt above, the owner of the leasehold interest in the El Paso University Property is the borrower under a $14.4 million loan secured by the lease hold interest in the El Paso University Property, Corey Maple entered into a guaranty and environmental indemnity in connection with the loan. The loan has a fixed interest rate of 4.94% per annum and matures on August 6, 2025. There were no mortgage loan amendments during the three months ended March 31, 2023. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of changes to mortgage debt occurring subsequent to March 31, 2023.

As of March 31, 2023, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. On July 23, 2024, the Company sold the Pineville Property and no waiver of the financial covenants is needed. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the sale of the Pineville Property subsequent to March 31, 2023. Except as described above for the Pineville Loan, the Company was in compliance with all debt covenants as of March 31, 2023.

The following table sets forth the hotel properties securing the Company’s hotel mortgage debt and revolving lines of credit as of March 31, 2023 and December 31, 2022.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	March 31,	Maturity	March 31,	December 31,
	2023	Date	2023	2022
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,773,939	$5,799,804
Hampton Inn & Suites - Pineville(2)	5.13%	6/6/2024	8,526,998	8,580,586
Hampton Inn - Eagan	4.60%	1/1/2025	9,007,115	9,063,528
Home2 Suites - Prattville	4.13%	8/1/2024	9,145,453	9,199,041
Home2 Suites - Lubbock	4.69%	10/6/2026	7,283,638	7,343,948
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,930,077	8,971,430
Homewood Suites - Southaven	3.70%	3/3/2025	12,920,065	13,007,706
Courtyard by Marriott - Aurora(3)(4)	10.68%	2/5/2024(5)	15,000,000	15,000,000
Holiday Inn - El Paso(4)	5.00%	5/15/2023(6)	7,900,000	7,900,000
Hilton Garden Inn - Houston(7)	3.85%	9/2/2026	13,947,217	13,947,217
Sheraton - Northbrook(4)(8)	10.93%	12/5/2024	3,766,639	3,766,639
Hampton Inn - Fargo(9)	4.00%	3/1/2027	7,230,112	7,275,480
Courtyard by Marriott - El Paso(10)(11)	6.01%	5/13/2027	9,990,000	9,990,000
Fairfield Inn & Suites - Lakewood(4)(12)	7.00%	3/28/2024	13,845,000	13,845,000
Residence Inn - Fort Collins(13)(14)	7.00%	8/3/2023	11,500,000	11,500,000
Hilton Garden Inn - El Paso	4.94%	8/6/2025	12,562,351	12,613,869
Hilton Garden Inn - Pineville(15)	6.20%	8/25/2027	7,020,000	7,020,000
Hilton Garden Inn - Charlotte(15)	6.20%	8/25/2027	9,805,000	9,805,000
Holiday Inn Express - Wichita(10)	6.41%	12/21/2027	5,642,000	5,642,000
Total Mortgage Debt			179,795,603	180,271,248
Premium on assumed debt, net			201,008	221,082
Deferred financing costs, net			(2,799,374)	(3,193,939)
Net Mortgage			177,197,237	177,298,391

$5.0 million revolving line of credit - Western(16)	8.50%	4/15/2023(18)	5,000,000	5,000,000
$10.0 million revolving line of credit - A-1 Bonds(17)	7.00%	12/31/2023	9,240,000	7,380,156
$0.6 million loan - NHS	7.00%	1/31/2024(19)	600,000	—
Total Other Debt			14,840,000	12,380,156

Debt, net			$192,037,237	$189,678,547
(1)	Loan was interest-only through April 30, 2022 and is at a fixed rate of interest.
(2)	On July 23, 2024, the Hampton Inn & Suites Pineville was sold and the loan was repaid on the closing date.
(3)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%.
(4)	Loan is interest-only until maturity.
(5)	The Company has notified the lender of its intention to exercise the option under the loan agreement to extend the maturity date to February 5, 2025.
(6)	On May 15, 2023, the maturity date was extended to May 15, 2024. On May 15, 2024, the maturity date extended to November 15, 2024 along with a new interest rate of 9.00%. See Note 11 “Subsequent Events.”
(7)	Loan is interest-only for the first 24 months after origination.
(8)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%.
(9)	Proceeds of this loan were used to repay in full the original loan secured by the Fargo Property entered into on January 24, 2022 with A-1 Bonds.
(10)	Loan is interest-only for the first 18 months after origination.
(11)	Proceeds of this loan were used to repay in full the original loan secured by the El Paso Airport Property entered into on February 14, 2022 with A-1 Bonds.
(12)	On March 27, 2024, this loan was repaid in full and refinanced with two new loans secured by the Lakewood Property and unissued common limited partnership units of the Operating Partnership. See Note 11 “Subsequent Events.”
(13)	Tranche 3’s maturity date is August 2, 2028. Tranche 1 is interest-only until maturity, beginning six months after the issuance of the loan. Tranche 3’s payments are deferred until a certain appraised value is attained in accordance with the terms of the loan.

(14)	On April 18, 2023, Tranche 1 and Tranche 2 were repaid in full and refinanced with a new loan secured by the Fort Collins Property. See Note 11 “Subsequent Events.”
(15)	Loan is interest-only through February 25, 2024.
(16)	Variable interest rate equal to U.S. Prime plus 0.50%
(17)	On April 18, 2023, this line of credit was increased to $13.3 million. On March 27, 2024, this line of credit was increased to $15.5 million and the maturity date was extended to December 31, 2024. See Note 7, - Legendary A-1 Bonds, LLC (“A-1 Bonds”) and Note 11 “Subsequent Events.”
(18)	On April 15, 2023, the maturity date was extended to June 15, 2023. On July 31, 2023, the maturity date was extended to September 15, 2023. On October 9, 2023, the maturity date was extended to November 15, 2023, On December 27, 2023, the maturity date was extended to April 30, 2024. On May 10, 2024, the maturity date was extended to June 5, 2024. See Note 11 “Subsequent Events.”
(19)	On December 28, 2023, the maturity date was extended to January 31, 2024. On August 21, 2024, the maturity date was extended to September 30, 2025. See Note 11 “Subsequent Events.”

Future Minimum Payments

As of March 31, 2023, the future minimum principal payments on the Company’s debt were as follows:

2023	$27,613,111
2024	53,616,109
2025	47,183,316
2026	20,677,037
2027	37,472,452
Thereafter	8,073,578
194,635,603

Premium on assumed debt, net	201,008
Deferred financing costs, net	(2,799,374)
$192,037,237

The $27.6 million of future minimum principal payments due in 2023 includes the maturities of the mortgage debt secured individually by the Fort Collins Property of $11.5 million along with the A-1 and Western Lines of Credit. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments and refinancing subsequent to March 31, 2023.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of March 31, 2023 and December 31, 2022 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of March 31, 2023. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of March 31, 2023, the estimated fair value of the Company’s mortgage debt was $176.1 million, compared to the gross carrying value $179.8 million. As of December 31, 2022, the estimated fair value of the Company’s mortgage debt was $175.8 million, compared to the gross carrying value $180.3 million.

6. INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the period ended March 31, 2023 and did not pay any federal and state income taxes for the period ended March 31, 2022. The Company did not have any uncertain tax positions as of March 31, 2023 or December 31, 2022.

The Company’s TRS generated a net operating loss (“NOL”) for the three months ended March 31, 2023 and the year ended December 31, 2022, which can be carried forward to offset future taxable income. As of March 31, 2023, the Company expects its TRS to generate additional NOL during the year ended December 31, 2023, and as a result, the

Company has recognized a full valuation allowance against its deferred tax assets of $8.2 million, resulting in a net deferred tax liability of $3.2 million. As of December 31, 2022, the Company had recorded a net deferred tax liability of $3.3 million, primarily attributable to its NOLs generated in the current year and prior periods, net of temporary differences primarily related to deprecation. The net deferred tax liability is recognized on the consolidated balance sheet within Other Liabilities. The Company’s NOLs will expire in 2038 through 2042 for state tax purposes and will not expire for federal tax purposes. As of March 31, 2023, and December 31, 2022, the Company had deferred tax assets attributable to NOL carryforwards for federal income tax purposes of $6.9 million and $6.3 million, respectively, and NOL carryforwards for state income tax purposes of $1.4 million and $1.0 million, respectively. The Company recorded a valuation allowance of $7.3 million against the deferred tax asset in 2022. As of March 31, 2023, the tax years 2019 through 2023 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the three months ended March 31, 2023 and 2022, were as follows:

	Incurred
	For the Three Months Ended March 31,
	2023	2022
Fees:
Acquisition fees	$—	$681,317
Financing fees	—	841,421
Asset management fees	613,742	409,762
	$613,742	$1,932,500

Reimbursements:
Offering costs	$384,190	$598,596
General and administrative	634,447	834,484
Sales and marketing	34,672	71,451
Acquisition costs	14,726	21,178
	$1,068,035	$1,525,709

For the three months ended March 31, 2023, the Operating Partnership recorded distributions payable to the Advisor in the amount of $88,992 in connection with the Advisor’s ownership of Series B LP Units. For the three months ended March 31, 2022, the Operating Partnership recorded distributions payable to the Advisor in the amount of $78,230. As of March 31, 2023 and December 31, 2022, the Company had distributions payable to the Advisor in the amount of $417,609 and $334,417, respectively. For the three months ended March 31, 2023 and 2022, the Company paid distributions in the amount of $10,031 and $10,031, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of March 31, 2023, Corey Maple, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama, Southaven, Mississippi, and Fargo, North Dakota, which had original loan amounts of $9.6 million, $13.5 million, and $7.4 million, respectively, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of 50% of the loan secured by the Wichita Property, is a guarantor of the new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Maple is also a guarantor of the loan secured by the El Paso University Property, which had an original principal loan amount of $14.4 million. Norman Leslie is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. For the three months ended March 31, 2023 and 2022, the Company accrued guarantee fees in the amount of $38,317 and $39,278 respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $1,018,391 remained unpaid at March 31, 2023 and is included in Due to related parties on the accompanying consolidated balance sheet. See Note 11, “Subsequent Events,” for a description of additional guarantees entered into subsequent to March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company had amounts due and payable to the Advisor and its affiliates of $6,902,260 and $5,612,134, respectively, which is included in Due to related parties on the accompanying consolidated balance sheets.

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

NHS also earns a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received by sellers or contributors during the period of due diligence. Such fee is waived if, upon acquisition by us, NHS is selected as the management company for the hotel property. NHS is also reimbursed for actual out-of-pocket costs incurred in providing the due diligence services. See Note 11 “Subsequent Events” for an additional transaction with NHS occurring subsequent to March 31, 2023.

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

As of March 31, 2023, there was a $600,000 balance outstanding on the NHS Loan. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments to the NHS Loan subsequent to March 31, 2023.

Fees and reimbursements earned by NHS for the three months ended March 31, 2023 and 2022, and fees and reimbursements payable to NHS as of March 31, 2023 and December 31, 2022, were as follows:

	Incurred		Payable as of
	For the Three Months Ended March 31,		March 31,	December 31,
	2023	2022	2023	2022
Fees:
Management fees	$224,591	$183,810	$131,335	$145,733
Administrative fees	26,947	30,981	16,710	22,791
Accounting fees	46,280	38,150	29,094	31,164
	$297,818	$252,941	$177,139	$199,688

Reimbursements	$272,800	$191,890	$179,790	$143,009

One Rep Construction, LLC (“One Rep”) — One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2023 and 2022 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the three months ended

March 31, 2023 and 2022, the Company incurred $110,299 and $10,406 of construction management fees and reimbursements payable to One Rep, respectively. As of March 31, 2023 and December 31, 2022, the amounts outstanding and due to One Rep were $48,216 and $33,947, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) — A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. During the three months ended March 31, 2023, A-1 Bonds made no new loans to subsidiaries of the Company. During the year ended December 31, 2022, A-1 Bonds made loans with an aggregate principal amount of $42.5 million to subsidiaries of the Company secured by 4 hotel properties, of which $28.2 million was subsequently paid off prior to the date of this filing. On August 9, 2022, the Company entered into a $5.0 million revolving line of credit with A-1 Bonds, LLC (the “A-1 Revolving Line of Credit”). The A-1 Revolving Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. On January 12, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $10.0 million, increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,000,000 unissued Common LP Units and extended the maturity date to December 31, 2023. The A-1 Revolving Line of Credit has a fixed interest rate of 7.00% per annum. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty. As of March 31, 2023, there was a $9,240,000 balance outstanding on the A-1 Revolving Line of Credit. See Note 4, “Debt - Lines of Credit & Loans”. See Note 11, “Subsequent Events,” for a description of amendments to the A-1 Revolving Line of Credit occurring subsequent to March 31, 2023 and a description of new loans entered into with A-1 Bond subsequent to March 31, 2023.

8. FRANCHISE AGREEMENTS

As of March 31, 2023 and December 31, 2022, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2023	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$255,083
	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$255,083

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,245,454)
	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,245,454)
(1)	Distributions for the period from January 1, 2022 through March 31, 2023 were payable to each stockholder as 100% in cash on a monthly basis.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2022 through March 31, 2023 were paid on a monthly basis. In general, distributions for all record dates of a given month during such period are paid on or about the tenth day of the following month.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its Share Repurchase Plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our Share Repurchase Plan. The Company repurchased no shares during the three months ended March 31, 2023. The Company repurchased 135,248 shares, pursuant to repurchase requests received during the year ended December 31, 2022, which represents an original investment of $1,352,472 for $1,347,319. As of March 31, 2023, all redemption proceeds had been paid. As of March 31, 2023, the Company had $1,931,014 available for eligible repurchases for the remainder of 2023.

Update to Offering Price and Share NAV

The Company’s board of directors approved a revised NAV of the Company’s assets as of December 31, 2022. As a result, the price per share of the Company’s common stock, $0.01 par value per share (each, a “Share”), in the Offering and the Share NAV were adjusted from $10.00 to $10.57 effective January 6, 2023. The issue price of the Common LP Unit and the Series T LP Unit of the Operating Partnership also increased to $10.57. The Offering price was determined by the board of directors taking into account appraisals of the Company’s real estate properties and other factors deemed relevant by the board of directors. The board of directors has not determined the NAV of the Company’s assets since December 31, 2022. As a result, the current Share NAV and Offering price per Share may not reflect an accurate estimation of the Company’s enterprise value. The Company makes no representations, whether express or implied, as to the value of the Shares offered in the Offering. In the event the Offering price per Share is increased or decreased, the number of Shares subject to the Offering will be adjusted to reflect such change and the maximum offering amount will remain unchanged.

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

As of March 31, 2023, the Operating Partnership had four classes of Limited Partner Units which included the Common LP Units, the Series B LP Units, the Series T LP Units and the GO Limited Units. The Series B LP Units are issued to the

Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects (as defined below).

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T LP Units at the time of conversion. As of March 31, 2023, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Units Offering for sales which were pending as of that date. As of March 31, 2023, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

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

Series B LP Unit Offering

As of March 31, 2023, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of March 31, 2023, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.57 per unit, in connection with the Northbrook Property and the El Paso Airport Property acquisitions.

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

As of March 31, 2023, the Company was unable to estimate the cost of complying with the Wells notice or its outcome. The Advisor and Corey R. Maple agreed to a settlement with the SEC in connection with the action described above on August 28, 2023. See Note 11, “Subsequent Events.”

Property Acquisitions

The seller of the Pineville Property was entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property could have made a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, was based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of March 31, 2023, no additional consideration had paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made. As of the date of this filing, the period to elect to receive additional consideration has passed with no election being made.

In November 2019, the Company entered into a purchase agreement, to acquire three hotel properties in Pennsylvania, from a third party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement. The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers sought the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit. The likelihood of any material loss in connection with the case could not be determined as of March 31, 2023. As a result, no amount was recorded related to this matter as of March 31, 2023, the Earnest Money remained in escrow and is included in restricted cash on the accompanying consolidated balance sheets. This litigation was resolved subsequent to March 31, 2023. See Note 11 “Subsequent Events.”

Contribution Agreements Entered into During the Three Months Ended March 31, 2023

On January 31, 2023, the Operating Partnership and CS Real Estate Holding LLC (the “College Station Voco Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “College Station Voco Contribution Agreement”), pursuant to which the College Station Voco Contributor agreed to contribute the 166-room Aggieland Boutique Hotel in College Station, Texas, which the Operating Partnership intends to convert into a Voco by IHG (the “College Station Voco Hotel Property”) to the Operating Partnership. The College Station Voco Contributor is not affiliated with the Company or Legendary Capital REIT III, LLC, the Company’s external advisor. The aggregate consideration for the College Station Voco Hotel Property under the College Station Voco Contribution Agreement is $18,500,000 plus closing costs, subject to adjustment as provided in the College Station Voco Contribution Agreement. The majority of the consideration consists of the assumption or refinancing by the Operating Partnership of existing debt secured by the College Station Voco Hotel Property. The remaining consideration consists of the issuance by the Operating Partnership of Series T Limited Units of the Operating Partnership and cash at closing. As required by the College Station Voco Contribution Agreement, the Operating Partnership will deposit $50,000 into escrow as earnest money pending the closing or termination of the College Station Voco Contribution Agreement. Except in certain circumstances described in the College Station Voco Contribution Agreement, if the Operating Partnership fails to perform its obligations under the College Station Voco Contribution Agreement, it will forfeit the earnest money. The Company terminated the College Station Voco Contribution Agreement subsequent to March 31, 2023. See Note 11, “Subsequent Events.”

11. SUBSEQUENT EVENTS

A-1 Line of Credit Amendments

On April 18, 2023, the Operating Partnership, the Company and A-1 Bonds entered into a Change in Terms Amendment in connection with the A-1 Line of Credit. This Amendment increased the A-1 Line of Credit to $13.3 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Line of Credit to 1,330,000 Common LP Units.

On March 27, 2024, the Operating Partnership, the Company and A-1 Bonds entered into a Fourth Amendment to the Revolving Line of Credit Loan Agreement (the “Fourth Amendment”) in connection with the A-1 Line of Credit. The Fourth Amendment extended the maturity date of the A-1 Line of Credit to December 31, 2024 and increased the A-1 Line of Credit to $15.5 million. Through the Fourth Amendment, the A-1 Line of Credit is secured by 1,550,000 unissued common limited partnership units of the Operating Partnership. In consideration of the extension of the maturity date, the Operating Partnership paid to the A-1 Lender an extension fee in the amount of $133,000. The Fourth Amended and Restated Promissory Note (the “Amended Promissory Note”) entered into by the Operating Partnership in connection with the Fourth Amendment provides that (i) the interest rate on the A-1 Line of Credit is increased to 14.5% per annum, and (ii) the A-1 Lender will receive an exit fee equal to 1.5% of the full amount due under the Line of Credit upon the earlier of (a) full repayment (whether on the maturity date or prior thereto or any other date), and (b) the maturity date. No other changes were made to the A-1 Line of Credit as a result of the Fourth Amendment or the Amended Promissory Note.

As of August 23, 2024, $15.1 million is outstanding under the A-1 Line of Credit.

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

On May 10, 2024, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from April 30, 2024 to June 5, 2024. In addition, the Operating Partnership was required to make a principal payment in the amount of $250,000.

The Company and Western State Bank are working to finalize an extension of the Western Line of Credit as of the date of this filing, however there can be no assurance that an extension will be granted.

As of August 23, 2024, $4.2 million is outstanding under the Western Line of Credit.

NHS Loan

On December 28, 2023, the Company entered into a Change in Terms Agreement with the Operating Partnership and NHS in connection with the NHS Loan to extend the maturity date of the NHS Loan to January 31, 2024. This amendment also provided that in lieu of monthly interest payments, all accrued interest shall be due and payable on the maturity date with the full principal balance.

On August 21, 2024, the Company entered into a Change in Terms Agreement with the Operating Partnership and NHS in connection with the NHS Loan to extend the maturity date of the NHS Loan to September 30, 2025.

As of August 23, 2024, $0.6 million is outstanding under the NHS Loan.

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

El Paso HI First Loan Modification

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

El Paso HI Second Loan Modification

On May 15, 2024, the El Paso HI Borrower, the Operating Partnership and Corey R. Maple entered into a second loan modification agreement with EPH, which extended the maturity date to November 15, 2024. As a condition to the extension, the El Paso HI Borrower agreed to pay a $76,000 extension fee. With the second modification agreement, the El Paso HI Borrower is entitled to an additional six-month extension, if requested. In addition, the Holiday Inn El Paso Loan has a new interest rate of 9.00%.

Lakewood Loan Extension, Termination and New Loans

As previously disclosed, the subsidiaries of the Operating Partnership and A-1 Bonds entered into a loan agreement in the amount of $12.6 million secured by the Lakewood Property (the “Original Lakewood Loan”). Per the terms of the agreement, the subsidiaries of the Operating Partnership executed the option to extend the maturity date of the loan to March 28, 2024.

On March 27, 2024, the subsidiaries of the Operating Partnership entered into a new $12.0 million loan with Bluebird Credit EM LLC (the “New Lakewood Loan”) secured by the Lakewood Property. The New Lakewood Loan is evidenced by a promissory note and has an adjustable interest rate based on the SOFR Index plus 7.0% (increasing to 7.5% during the extension of the loan), with an initial interest rate of 12.327%; provided, however, in no event will the interest rate be adjusted to less than 11.0%. The maturity date of the New Lakewood Loan is October 5, 2025, with an option to extend the term for an additional 6 months through April 6, 2026, upon payment of a $60,000 extension fee and satisfaction of certain other conditions. The New Lakewood Loan requires monthly interest-only payments throughout the term, with the outstanding principal and interest due at maturity. The Borrower has the right to prepay the New Lakewood Loan in whole but not in part at any time, subject to a 30-day prior notice to the New Lakewood Lender and payment of an exit fee equal to $120,000 and a prepayment premium calculated pursuant to the terms of the New Lakewood Loan Agreement.

Pursuant to the New Lakewood Loan Agreement, Norman Leslie, a director and executive officer of the Company, entered into a Guaranty (the “New Lakewood Guaranty”) with the New Lakewood Lender to guarantee payment when due of the principal amount of indebtedness outstanding, including accrued interest and collection costs and expenses, as further described in the New Lakewood Guaranty.

Additionally, on March 27, 2024, the Operating Partnership entered into a new loan in an amount up to $4,896,801 (the “New A-1 Lakewood Loan”) with the A-1 Lender, an affiliate of the Company’s Advisor. The New A-1 Lakewood Loan is evidenced by a promissory note and has a fixed interest rate of 14.5% per annum and a maturity date of March 27, 2026. The New A-1 Lakewood Loan requires monthly interest-only payments throughout the term, with the outstanding principal and interest due at maturity. The Operating Partnership has the right to prepay the New A-1 Lakewood Loan in whole or in part without charge, penalty or premium. The A-1 Lender received an origination fee of $73,452 on the effective date of the New A-1 Lakewood Loan and will receive an exit fee equal to 1.5% of the full amount of the New A-1 Lakewood Loan upon the earlier of (a) full repayment (whether on the maturity date or prior thereto or any other date), and (b) the maturity date. Pursuant to a Pledge and Security Agreement entered into by the Company with the A-1 Lender, the New A-1 Lakewood Loan is secured by 489,680 unissued common limited partnership units of the Operating Partnership.

On March 27, 2024, the proceeds from the New Lakewood Loan and the New A-1 Lakewood Loan were used to refinance the Original Lakewood Loan, and the outstanding obligations under Original Lakewood Loan were repaid in full. At the closing of the refinancing, an unpaid extension fee in the amount of $138,450 was paid to the A-1 Lender under the Original Lakewood Loan which was due but not paid in connection with the prior March 2023 extension of the Original Lakewood Loan. All guaranties in connection and collateral with respect to the Original Lakewood Loan have been terminated or released, and all commitments with respect to the Original Lakewood Loan have been terminated or released.

SEC Settlement

As mentioned in Note 10 “Commitments and Contingencies”, on August 28, 2023, the Advisor and Corey R. Maple agreed to a settlement with the SEC, in which the Advisor agreed to pay disgorgement of $463,900 to the Company.

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

On January 16, 2024, the Company declared cash distributions totaling $471,271 and DRIP distributions totaling $108,117, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $182,262 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in the Company, equivalent to an annualized rate of seven percent (7.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates December 1 through December 31, 2023 to holders of record on each calendar day of such period. The distribution declared for December 2023 was paid on March 29, 2024.

On April 22, 2024, the Company declared cash distributions totaling $237,857 and DRIP distributions totaling $52,904, cash distributions totaling $17,853 for Common Limited Units of the Operating Partnership and cash distributions totaling $91,131 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.000958905 per share of Common Stock in the Company, equivalent to an annualized rate of three and one half percent (3.50%) per share based on the Company’s initial offering price of $10.00, for daily record dates March 1 through March 31, 2024 to holders of record on each calendar day of such period. The distribution declared for March 2024 was paid on April 25, 2024.

On May 20, 2024, the Company declared cash distributions totaling $271,667 and DRIP distributions totaling $60,693, cash distributions totaling $20,403 for Common Limited Units of the Operating Partnership and cash distributions totaling $104,150 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.001095890 per share of Common Stock in the Company, equivalent to an annualized rate of four percent (4.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates April 1 through April 30, 2024 to holders of record on each calendar day of such period. The distribution declared for April 2024 was paid on May 23, 2024.

On June 18, 2024, the Company declared cash distributions totaling $311,181 and DRIP distributions totaling $62,992,

cash distributions totaling $22,954 for Common Limited Units of the Operating Partnership and cash distributions totaling $117,169 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.001232877 per share of Common Stock in the Company, equivalent to an annualized rate of four and one half percent (4.50%) per share based on the Company’s initial offering price of $10.00, for daily record dates May 1 through May 31, 2024 to holders of record on each calendar day of such period. The distribution declared for May 2024 was paid on June 20, 2024.

On July 19, 2024, the Company declared cash distributions totaling $345,775 and DRIP distributions totaling $70,312, cash distributions totaling $25,504 for Common Limited Units of the Operating Partnership and cash distributions totaling $130,186 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.001366120 per share of Common Stock in the Company, equivalent to an annualized rate of five percent (5.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates June 1 through June 30, 2024 to holders of record on each calendar day of such period. The distribution declared for June 2024 was paid on July 23, 2024.

On August 20, 2024, the Company declared cash distributions totaling $356,690 and DRIP distributions totaling $59,688, cash distributions totaling $25,504 for Common Limited Units of the Operating Partnership and cash distributions totaling $130,186 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.001366120 per share of Common Stock in the Company, equivalent to an annualized rate of five percent (5.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates July 1 through July 31, 2024 to holders of record on each calendar day of such period. The distribution declared for July 2024 remained unpaid at the time of this filing.

Properties Under Contract

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

As mentioned in Note 10 “Commitments and Contingencies”, the Company terminated the College Station Voco Contribution Agreement on June 13, 2023. The earnest money deposit was fully refunded to the Operating Partnership.

On April 15, 2024, the Operating Partnership and Stow Hotel Associates, LLC (the “Stow Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Hampton Stow Contribution Agreement”) pursuant to which the Stow Contributor agreed to contribute the 84-room Hampton Stow hotel in Stow, Ohio to the Operating Partnership. The aggregate consideration for the Hampton Stow under the Hampton Stow Contribution Agreement is $10.2 million, with a majority of the consideration consisting of the assumption by the Operating Partnership of existing debt secured by the Hampton Stow and the remaining consideration consisting of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the Hampton Stow Contribution Agreement, the Operating Partnership deposited $50,000 into an escrow as earnest money pending the closing or termination of the Hampton Stow Contribution Agreement. Except in certain circumstances described in the Hampton Stow Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Hampton Stow Contribution Agreement, it will forfeit the earnest money.

On April 15, 2024, the Operating Partnership and the Stow Contributor entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Staybridge Stow Contribution Agreement”) pursuant to which the Stow Contributor agreed to contribute the 92-room Staybridge Suites Akron-Stow-Cuyahoga Falls hotel in Stow, Ohio to the Operating Partnership. The aggregate consideration for the Staybridge Stow under the Staybridge Stow Contribution Agreement is $10.9 million, with a majority of the consideration consisting of the assumption by the Operating Partnership of existing debt secured by the Staybridge Stow and the remaining consideration consisting of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and cash at closing. As required by the Staybridge Stow Contribution Agreement, the Operating Partnership deposited $50,000 into an escrow as earnest money pending the closing or termination of the Staybridge Stow Contribution Agreement. Except in certain circumstances described in the

Staybridge Stow Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Staybridge Stow Contribution Agreement, it will forfeit the earnest money.

Pineville Property Sold and Loan Repaid

On July 23, 2024, the Company sold the Pineville Property to an unaffiliated purchaser for $8,850,000 in cash, subject to customary prorations and adjustments. The mortgage loan secured by the Pineville Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loan have been terminated or released.

Status of the Offering

Our board of directors extended the term of the Offering to May 31, 2025. As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,284,915 shares of common stock, including 1,203,059 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.6 million.

Series T LP Units

The Operating Partnership did not issue any Series T LP Units subsequent to the three months ended March 31, 2023 through the date of this filing.

Common LP Units

The Operating Partnership did not issue any Common LP Units subsequent to the three months ended March 31, 2023 through the date of this filing.

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced an offering of Series GO II LP Units. On April 17, 2024, our Board of Directors extended the term of the GO II Unit Offering to March 31, 2025. The Operating Partnership has issued and sold 363,426 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $2.7 million as of the date of this filing.

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
●	We have paid distributions from proceeds from our ongoing private offering described below (the “Offering”) and, to the extent our board of directors declares future distributions, we may continue to fund distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital.
●	If we are unable to raise substantial funds in our securities offerings, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue.
●	We may be unable to identify properties that meet our investment criteria in a timely manner or on acceptable terms, and may be unable to consummate investment opportunities that we identify, which could result in reduced returns or reduce the amount available for distributions to our stockholders.
●	We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders.
●	We and our hotel managers rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, reservations, billing and operating data. It is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information, which may subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
●	We have been delinquent in our SEC reporting obligations for over 12 months, and continue to be delinquent with respect to several Quarterly Reports on Form 10-Q and our most recent Annual Report on Form 10-K. We cannot provide assurance that our business will not be materially adversely affected by our previous and potential future failures to file required periodic and annual reports on a timely basis. Despite the filing of this quarterly report on Form 10-Q, we face a continuing risk that the SEC will initiate an administrative proceeding to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failures to timely file our annual report on Form 10-K and several quarterly reports on Form 10-Q and our continuing delinquent quarterly reports on Form 10-Q and our annual report on Form 10-K. There may be continued concern on the part of investors and employees about our financial condition and extended filing delay status, which may result in the loss of business opportunities, limitations on our ability to raise capital, and general reputational harm. Any of the foregoing could materially adversely affect our business, results of operations and financial condition.
●	Although our board of directors has authorized management to pursue an exit strategy and position us for a sale or merger as early as 2025, there is no assurance that this process will result in the approval or completion of any specific transaction or outcome. The process of exploring strategic alternatives and marketing our assets could be time consuming and disruptive to our business operations and could divert management’s attention from our business, and we could incur substantial expenses associated with identifying and evaluating potential transactions. Further, any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on favorable terms. There can be no assurance that we will successfully implement our strategy, or that any potential transaction or other strategic alternative will result in stockholder liquidity or provide a return to stockholders that equals or exceeds our estimated value per share.

Risks Related to the Lodging Industry and Real Estate Industry

●	We may be unable to dispose of our properties on advantageous terms or at all due to various factors, including weakness in our properties’ markets, unavailability of financing, changes in the financial condition of prospective purchasers or changes in general economic conditions, which could reduce our cash flow and limit our ability to make distributions to our stockholders.
●	Demand for our properties may be affected by various factors, including an over-supply or over-building of hotel properties in our properties’ markets and general economic conditions. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.
●	Adverse economic, business or real estate developments in our markets, as well as low consumer confidence, declines in corporate budgets, high rates of inflation, and decreases in personal discretionary spending levels, may adversely affect our financial performance and the value of our properties and may limited our ability to pay distributions to our stockholders.
●	Competition for guests, including with other hotels, resorts and vacation rental marketplaces, make reduce our hotels’ revenues and profitability.
●	The hospitality industry is seasonal in nature. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.
●	We rely on management companies to operate our hotel properties, giving us less control than if we were managing the hotels ourselves. Further, NHS, LLC dba National Hospitality Services (“NHS”), the management company currently directly or indirectly managing nine of our existing hotel properties on a day-to-day basis, is an affiliate of Norman H. Leslie, a director and officer of the Company and a principal of the Advisor. This relationship may cause conflicts of interest between the Advisor and our stockholders.
●	Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business.

Risks Related to Debt Financing

●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which will put those investments at risk of forfeiture if we are unable to repay such debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders.
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, refinance or extend existing financing, which will depend on debt and capital markets conditions. In addition, we have loans with variable interest rates, and may incur additional variable rate debt in the future. Volatility in these markets could negatively impact such loans. Interest rates have risen recently and may continue to rise, though the timing and amount of any such future interest rate increases are uncertain. There can be no assurance that we will be able to obtain financing or refinance or extend existing financing on favorable terms, or at all.

Federal Income Tax Risks

●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024, and in Part II, Item 1A herein.

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

We have invested and continue to invest primarily in 80 to 200 room limited-service, select-service, full-service and extended-stay hotel properties with strong mid-market brands in America’s Heartland. As of March 31, 2023, we owned 18 hotel properties and owned an equity and profits interest in the parent of an entity which holds a leasehold interest in one additional hotel property with an aggregate of 2,261 rooms located in ten states.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

Initial Offering

We are currently conducting an offering (the “Offering”) of shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 in an amount of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are currently offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 9 “Stockholders’ Equity” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV, effective as of January 6, 2023. As of March 31, 2023, we have issued and sold 9,996,595 shares of common stock, including 1,057,878 shares attributable to the DRIP, and received aggregate proceeds of $97.7 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $84.6 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of March 31, 2023, we have repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469. As of March 31, 2023, all of the redemption proceeds have been paid.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series Growth & Opportunity Limited Partner Units (“Series GO LP Units”), with a maximum offering of $20,000,000, which could be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of March 31, 2023, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of March 31, 2023, we had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of March 31, 2023, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.57 per unit, in connection with two property acquisitions.

Exit Strategy

On May 7, 2024, our board of directors authorized management to pursue an exit strategy and position the Company for a sale or merger of the Company in 2025, provided that the economic environment is conducive to such a transaction, and to prepare the Company’s portfolio of hotel properties for a transaction through strategic acquisitions and dispositions with the objective of maximizing profitability at the hotel property level.  There can be no assurances that we will achieve an exit strategy within the time period and in the manner anticipated. The process of exploring strategic alternatives and marketing our assets could be time consuming and disruptive to our business operations and could divert management’s attention from our business, and we could incur substantial expenses associated with identifying and evaluating potential transactions. Further, any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on favorable terms. There can be no assurance that we will successfully implement our strategy, or that any potential transaction or other strategic alternative will result in stockholder liquidity or provide a return to stockholders that equals or exceeds our estimated value per share.

Independent Director Compensation

During 2022, we began compensating our independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. On March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, we issued 500 shares of our common stock to each of our three independent directors. On March 31, 2023, we issued 500 shares of our common stock to each of our two independent directors. For the three months ended March 31, 2022, we recognized stock-based compensation expense of $15,000. For the three months ended March 31, 2023, we recognized stock-based compensation expense of $10,570. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

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

Market Outlook

The hospitality industry has been significantly impacted by the COVID-19 pandemic, which began in early 2020. The pandemic caused a sharp decline in occupancy and RevPAR in 2020 and early 2021. However, the recovery of demand in our hotels accelerated in the second, third and fourth quarters of 2021, led primarily by robust leisure demand. Demand continued to recover in 2022 and 2023. For the eleven hotel properties acquired prior to January 1, 2022, RevPAR in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 increased by 14% to $74.81 from $65.82. ADR and occupancy also increased by 11% and 2%, respectively, from the three months ended March 31, 2022 to the three months ended March 31, 2023. Business transient and group demand remains well below pre-pandemic levels in most markets, but such demand could increase if corporate travel increases. During the three months ended March 31, 2023, inflation in the United States slowed from 2022 levels , but is expected to continue at an elevated level in the near-term. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. Higher interest rates could have an adverse impact on our financing costs as well as general and administrative expenses and property operating expenses. Further, increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies, and may continue to adversely affect our hotel operations and financial results.

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

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. We had also used the net proceeds from the GO Unit Offering to conduct our operations. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and unused proceeds from the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2023, we had raised approximately $97.7 million in gross offering proceeds from the sale of shares of our common stock in the Offering and approximately $21.5 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of March 31, 2023, we consolidated nineteen hotel properties, consisting of eighteen hotel properties owned by us and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for all but one of the properties acquired in 2022 and the equity and profits interest acquired in 2022, the issuance of Series T LP Units to the contributor as part of the consideration. Operating cash needs during the three months ended March 31, 2023 were met through cash flow generated by these real estate investments and with proceeds from our Offering and the GO Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of March 31, 2023, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 58%.

On May 7, 2024, our board of directors authorized management to pursue an exit strategy and position the Company for a sale or merger of the Company in 2025, provided that the economic environment is conducive to such a transaction, and to prepare the Company’s portfolio of hotel properties for a transaction through strategic acquisitions and dispositions with the objective of maximizing profitability at the hotel property level.  There can be no assurances that we will achieve an exit strategy within the time period and in the manner anticipated. The process of exploring strategic alternatives and marketing our assets could be time consuming and disruptive to our business operations and could divert management’s attention from our business, and we could incur substantial expenses associated with identifying and evaluating potential transactions. Further, any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on favorable terms. There can be no assurance that we will successfully implement our strategy, or that any potential transaction or other strategic alternative will result in stockholder liquidity or provide a return to stockholders that equals or exceeds our estimated value per share.

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

The franchise agreements for certain of our hotels require we provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of March 31, 2023, we have set aside $4.4 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $1.8 million on capital improvements at our operating hotels during the three months ended March 31, 2022 and approximately $2.1 million on capital improvements at our operating hotels during the three months ended March 31, 2023. Due to the COVID-19 pandemic, we canceled or deferred a significant portion of the planned capital improvements at our hotels.

Debt

Lines of Credit & Loans

Revolving Line of Credit - Western State Bank

On February 10, 2020, we entered into a $5.0 million revolving line of credit with Western State Bank (the “Western Revolving Line of Credit”). The Western Revolving Line of Credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the Western Revolving Line of Credit was amended to extend the maturity date to May 10, 2021. The Western Revolving Line of Credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%. On May 6, 2021, the Western Revolving Line of Credit was amended to extend the maturity date to May 10, 2022. On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. On May 5, 2022, the Western Revolving Line of Credit was amended to extend the maturity date to December 15, 2022. On December 15, 2022, the Western Line of Credit was amended to extend the maturity to April 15, 2023. Additionally, through the amendment on December 15, 2022, the Western Line of Credit is secured by our Hampton Inn hotel property in Eagan, Minnesota, our Holiday Inn Express hotel property in Cedar Rapids, Iowa, our Hampton Inn hotel property in Fargo, North Dakota and limited partnership units of the Operating Partnership. No other changes were made to the Western Line of Credit as a result of the amendments.

The interest rate as of March 31, 2023 was 8.50% per annum. As of March 31, 2023, the Western Revolving Line of Credit was secured by our Cedar Rapids Property, Eagan Property, and Fargo Property which are also subject to term loans with the same lender, and 300,000 Common LP Units of the Operating Partnership. The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of March 31, 2023, there was a $5.0 million balance outstanding on the Western Line of Credit. See “- Subsequent Events” below for a description of amendments to the Western Line of Credit subsequent to March 31, 2023.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (“A-1 Bonds”), which is an affiliate of the Advisor which is owned by Norman Leslie, a director and officer of the Company and principal of the Advisor and Corey Maple, a director of the Company and principal of the Advisor. The A-1 Revolving Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. On January 12, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $10.0 million, increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,000,000 unissued Common LP Units and extended the maturity date to December 31, 2023. The A-1 Revolving Line of Credit has a fixed interest rate of 7.00% per annum. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty. As of March 31, 2023, there was a $9,240,000 balance outstanding on the A-1 Revolving Line of Credit. See “- Subsequent Events” below for a description of amendments to the A-1 Line of Credit subsequent to March 31, 2023.

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

As of March 31, 2023, there was a $600,000 balance outstanding on the NHS Loan. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments to the NHS Loan subsequent to March 31, 2023.

Mortgage Debt

As of March 31, 2023, we had $179.8 million in outstanding mortgage debt secured by each of our nineteen consolidated properties, with maturity dates ranging from May 2023 to April 2029. Seventeen of the loans have fixed interest rates ranging from 3.70% to 7.00%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 10.68% as of March 31, 2023. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 10.93% as of March 31, 2023. Collectively, the weighted-average interest rate is 5.80%. Collectively, the weighted-average interest rate is 5.80%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 18 months following origination, and generally require a balloon payment due at maturity. As of March 31, 2023 and December 31, 2022, certain mortgage debt was guaranteed by the members of the Advisor. See Note 7 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor. As part of the consolidated outstanding mortgage debt above, the owner of the leasehold interest in the El Paso University Property is the borrower under a $14.4 million loan secured by the leasehold interest in the El Paso University Property. See “—Subsequent Events” below for a description of changes to mortgage debt occurring subsequent to March 31, 2023.

As of March 31, 2023, we were not in compliance with the required financial covenants under the terms of the promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts us into a trigger period pursuant to the loan documents. On July 23, 2024, we sold the Pineville Property and no waiver of the financial covenants is needed. See “—Subsequent Events” below for a description of the sale of the Pineville Property subsequent to March 31, 2023. Except as described above for the Pineville Loan, we were in compliance with all debt covenants as of March 31, 2023.

See Note 4 “Debt” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding our mortgage debt and information regarding future minimum principal payments on our debt as of March 31, 2023.

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

Properties Under Contract

As of March 31, 2023, we had no hotel properties under contract. See “—Subsequent Events” below for a description of purchase agreements entered into subsequent to March 31, 2023 that remain under contract as of the date of this filing.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$255,083	$(3,245,454)
Net cash used in investing activities	(2,099,652)	(2,768,970)
Net cash provided by financing activities	613,327	6,870,267
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,231,242)	$855,843

Cash Flows From Operating Activities

As of March 31, 2023, we owned eighteen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. During the three months ended March 31, 2023, net cash provided by operating activities was $0.3 million and during the three months ended March 31, 2022, net cash used in operating activities was $3.2 million. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See "— Results of Operations" for further discussion of our operating results for the three months ended March 31, 2023 and 2022.

Cash Flows From Investing Activities

Net cash used in investing activities was $2.1 million for the three months ended March 31, 2023 and primarily consisted of $2.1 million used for the improvements and additions to hotel properties. Net cash used in investing activities was $2.8 million for the three months ended March 31, 2022 and primarily consisted of $1.8 million used for improvements and additions to hotel properties and $0.9 million used for the acquisition of three hotel properties.

Cash Flows From Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $0.6 million and consisted primarily of the following:

●	$0.4 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other offering costs of $0.2 million;
●	$1.9 million of net cash used by debt financing as a result of proceeds from lines of credit of $2.6 million, partially offset by principal payments on debt of $0.5 million, principal payments on lines of credit of $0.1 million and payments of financing costs of $0.1 million; and
●	$1.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.4 million.

During the three months ended March 31, 2022, net cash provided by financing activities was $6.9 million and consisted primarily of the following:

●	$7.7 million of net cash provided by offering proceeds, net of payments of commissions and other offering costs of $1.1 million;

●	$0.1 million of net cash provided by debt financing as a result of proceeds from debt financing of $7.4 million and proceeds from lines of credit of $1.3 million, offset by principal payments on debt of $7.5 million, principal payments on lines of credit of $0.5 million and payments of financing costs of $0.5 million; and
●	$0.9 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.6 million.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first quarter of 2023 and 2022:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2023	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$255,083
	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$255,083

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,245,454)
	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,245,454)
(1)	Distributions for the period from January 1, 2022 through March 31, 2023 were payable to each stockholder as 100% in cash on a monthly basis.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2022 through March 31, 2023 were paid on a monthly basis. In general, distributions for all record dates of a given month during such period are paid on or about the tenth day of the following month.

For the three months ended March 31, 2023, we paid aggregate distributions of $1.8 million, including $1.4 million of distributions paid in cash and $0.4 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the three months ended March 31, 2023 was $3.9 million. Net cash flow provided in operations for the three months ended March 31, 2023 was $0.3 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

For the three months ended March 31, 2022, we paid aggregate distributions of $1.5 million, including $0.9 million of distributions paid in cash and $0.6 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the three months ended March 31, 2022 was $3.5 million. Net cash flows used in operations for the three months ended March 31, 2022 was $3.3 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

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

Our results of operations for the three months ended March 31, 2023 and March 31, 2022 are not indicative of those expected in future periods, as we were actively raising capital through our Offering along with acquiring hotel properties during both of these periods As of March 31, 2023 and 2022, we owned thirteen and eight properties, respectively, for a full 12-month operating cycle. After receiving all necessary third-party approvals, the Lakewood Property, acquired March 29, 2022, opened for business on August 16, 2022.

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

Comparison of the three months ended March 31, 2023 versus the three months ended March 31, 2022

Revenue

Room revenues totaled $15.2 million and $8.8 million for the three months ended March 31, 2023 and 2022, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $1.0 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. Hotel occupancy, ADR, and RevPAR were 63.22%, $118.34, and $74.81, respectively, for the three months ended March 31, 2023. Hotel occupancy, ADR, and RevPAR were 61.70%, $106.61, and $65.82, respectively, for the three months ended March 31, 2022. We define our comparable hotel properties as our properties that were open throughout the periods we are comparing. For the thirteen comparable hotel properties, hotel occupancy, ADR, and RevPAR were 64.15%, $117.96, and $75.67, respectively, for the three months ended March 31, 2023. For the same thirteen properties, hotel occupancy, ADR, and RevPAR were 61.74%, $106.61, and $65.82, respectively, for the three months ended March 31, 2022. The increases in hotel occupancy rates, ADR and RevPAR were primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 during 2023. See “— Market Outlook” for a discussion of the current and expected impact of the COVID-19 pandemic and inflationary pressures on our business.

Property Operations Expenses

Property operations expenses were $8.0 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The $3.2 million increase in property operations expenses was primarily due to the acquisitions of three hotel properties during the first quarter of 2022 along with three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the last three quarters of 2022.

General and Administrative Expenses

General and administrative expenses were $2.4 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment.

Sales and Marketing Expenses

Sales and marketing expenses were $1.1 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $0.5 million increase in sales and marketing expenses was primarily due to the acquisitions of three hotel properties during the first quarter of 2022 along with three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the last three quarters of 2022.

Franchise Fees

Franchise fees were $1.4 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $0.6 million increase in franchise fees was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the last three quarters of 2022.

Management Fees

Management fees were $1.2 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the Advisor increased by $0.2 million and the rest was due to the acquisitions of three hotel properties during the first quarter of 2022 along with three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the last three quarters of 2022.

Acquisition Expenses

Acquisition expenses were $8,766 and $13,517 for the three months ended March 31, 2023 and 2022, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE.

Depreciation

Depreciation expenses were $2.6 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. The $1.0 million increase in depreciation expense was primarily due to the acquisitions of three hotel properties during the first quarter of 2022 along with three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the last three quarters of 2022.

Other Expense, net

Other expense, net was $46,121 and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Interest Expense

Interest expense was $3.5 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively. The $1.1 million increase in interest expense was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the last three quarters of 2022. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A-1 Line of Credit Amendments

On April 18, 2023, the Operating Partnership, the Company and A-1 Bonds entered into a Change in Terms Amendment in connection with the A-1 Line of Credit. This Amendment increased the A-1 Line of Credit to $13.3 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Line of Credit to 1,330,000 Common LP Units.

On March 27, 2024, the Operating Partnership, the Company and A-1 Bonds entered into a Fourth Amendment to the Revolving Line of Credit Loan Agreement (the “Fourth Amendment”) in connection with the A-1 Line of Credit. The Fourth Amendment extended the maturity date of the A-1 Line of Credit to December 31, 2024 and increased the A-1 Line of Credit to $15.5 million. Through the Fourth Amendment, the A-1 Line of Credit is secured by 1,550,000 unissued common limited partnership units of the Operating Partnership. In consideration of the extension of the maturity date, the Operating Partnership paid to the A-1 Lender an extension fee in the amount of $133,000. The Fourth Amended and Restated Promissory Note (the “Amended Promissory Note”) entered into by the Operating Partnership in connection with the Fourth Amendment provides that (i) the interest rate on the A-1 Line of Credit is increased to 14.5% per annum, and (ii) the A-1 Lender will receive an exit fee equal to 1.5% of the full amount due under the Line of Credit upon the earlier of (a) full repayment (whether on the maturity date or prior thereto or any other date), and (b) the maturity date. No other changes were made to the A-1 Line of Credit as a result of the Fourth Amendment or the Amended Promissory Note.

As of August 23, 2024, $15.1 million is outstanding under the A-1 Line of Credit.

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

On May 10, 2024, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from April 30, 2024 to June 5, 2024. In addition, the Operating Partnership was required to make a principal payment in the amount of $250,000.

We and Western State Bank are working to finalize an extension of the Western Line of Credit as of the date of this filing, however there can be no assurance that an extension will be granted.

As of August 23, 2024, $4.2 million is outstanding under the Western Line of Credit.

NHS Loan

On December 28, 2023, the Company entered into a Change in Terms Agreement with the Operating Partnership and NHS in connection with the NHS Loan to extend the maturity date of the NHS Loan to January 31, 2024. This amendment also provided that in lieu of monthly interest payments, all accrued interest shall be due and payable on the maturity date with the full principal balance.

On August 21, 2024, we entered into a Change in Terms Agreement with the Operating Partnership and NHS in connection with the NHS Loan to extend the maturity date of the NHS Loan to September 30, 2025.

As of August 23, 2024, $0.6 million is outstanding under the NHS Loan.

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

El Paso HI First Loan Modification

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

El Paso HI Second Loan Modification

On May 15, 2024, the El Paso HI Borrower, the Operating Partnership and Corey R. Maple entered into a second loan modification agreement with EPH, which extended the maturity date to November 15, 2024. As a condition to the extension, the El Paso HI Borrower agreed to pay a $76,000 extension fee. With the second modification agreement, the El Paso HI Borrower is entitled to an additional six-month extension, if requested. In addition, the Holiday Inn El Paso Loan has a new interest rate of 9.00%.

Lakewood Loan Extension, Termination and New Loans

As previously disclosed, the subsidiaries of the Operating Partnership and A-1 Bonds entered into a loan agreement in the amount of $12.6 million secured by the Lakewood Property (the “Original Lakewood Loan”). Per the terms of the agreement, the subsidiaries of the Operating Partnership executed the option to extend the maturity date of the loan to March 28, 2024.

On March 27, 2024, the subsidiaries of the Operating Partnership entered into a new $12.0 million loan with Bluebird Credit EM LLC (the “New Lakewood Loan”) secured by the Lakewood Property. The New Lakewood Loan is evidenced by a promissory note and has an adjustable interest rate based on the SOFR Index plus 7.0% (increasing to 7.5% during the extension of the loan), with an initial interest rate of 12.327%; provided, however, in no event will the interest rate be adjusted to less than 11.0%. The maturity date of the New Lakewood Loan is October 5, 2025, with an option to extend the term for an additional 6 months through April 6, 2026, upon payment of a $60,000 extension fee and satisfaction of certain other conditions. The New Lakewood Loan requires monthly interest-only payments throughout the term, with the outstanding principal and interest due at maturity. The Borrower has the right to prepay the New Lakewood Loan in whole but not in part at any time, subject to a 30-day prior notice to the New Lakewood Lender and payment of an exit fee equal to $120,000 and a prepayment premium calculated pursuant to the terms of the New Lakewood Loan Agreement.

Pursuant to the New Lakewood Loan Agreement, Norman Leslie, a director and executive officer of the Company, entered into a Guaranty (the “New Lakewood Guaranty”) with the New Lakewood Lender to guarantee payment when due of the principal amount of indebtedness outstanding, including accrued interest and collection costs and expenses, as further described in the New Lakewood Guaranty

Additionally, on March 27, 2024, the Operating Partnership entered into a new loan in an amount up to $4,896,801 (the “New A-1 Lakewood Loan”) with the A-1 Lender, an affiliate of the Company’s Advisor. The New A-1 Lakewood Loan is evidenced by a promissory note and has a fixed interest rate of 14.5% per annum and a maturity date of March 27, 2026. The New A-1 Lakewood Loan requires monthly interest-only payments throughout the term, with the outstanding principal and interest due at maturity. The Operating Partnership has the right to prepay the New A-1 Lakewood Loan in whole or in part without charge, penalty or premium. The A-1 Lender received an origination fee of $73,452 on the effective date of the New A-1 Lakewood Loan and will receive an exit fee equal to 1.5% of the full amount of the New A-1 Lakewood Loan upon the earlier of (a) full repayment (whether on the maturity date or prior thereto or any other date), and (b) the maturity date. Pursuant to a Pledge and Security Agreement entered into by the Company with the A-1 Lender, the New A-1 Lakewood Loan is secured by 489,680 unissued common limited partnership units of the Operating Partnership.

On March 27, 2024, the proceeds from the New Lakewood Loan and the New A-1 Lakewood Loan were used to refinance the Original Lakewood Loan, and the outstanding obligations under Original Lakewood Loan were repaid in full. At the closing of the refinancing, an unpaid extension fee in the amount of $138,450 was paid to the A-1 Lender under the Original Lakewood Loan which was due but not paid in connection with the prior March 2023 extension of the Original Lakewood Loan. All guaranties in connection and collateral with respect to the Original Lakewood Loan have been terminated or released, and all commitments with respect to the Original Lakewood Loan have been terminated or released.

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

On January 16, 2024, we declared cash distributions totaling $471,271 and DRIP distributions totaling $108,117, cash distributions totaling $35,706 for Common Limited Units of the Operating Partnership and cash distributions totaling $182,262 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.00191781 per share of Common Stock in our company, equivalent to an annualized rate of seven percent (7.00%) per share based on our initial offering price of $10.00, for daily record dates December 1 through December 31, 2023 to holders of record on each calendar day of such period. The distribution declared for December 2023 was paid on March 29, 2024.

On April 22, 2024, we declared cash distributions totaling $237,857 and DRIP distributions totaling $52,904, cash distributions totaling $17,853 for Common Limited Units of the Operating Partnership and cash distributions totaling $91,131 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.000958905 per share of Common Stock in our company, equivalent to an annualized rate of three and one half percent (3.50%) per share based on our initial offering price of $10.00, for daily record dates March 1 through March 31, 2024 to holders of record on each calendar day of such period. The distribution declared for March 2024 was paid on April 25, 2024.

On May 20, 2024, we declared cash distributions totaling $271,667 and DRIP distributions totaling $60,693, cash distributions totaling $20,403 for Common Limited Units of the Operating Partnership and cash distributions totaling $104,150 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.001095890 per share of Common Stock in our company, equivalent to an annualized rate of four percent (4.00%) per share based on our initial offering price of $10.00, for daily record dates April 1 through April 30, 2024 to holders of record on each calendar day of such period. The distribution declared for April 2024 was paid on May 23, 2024.

On June 18, 2024, we declared cash distributions totaling $311,181 and DRIP distributions totaling $62,992, cash distributions totaling $22,954 for Common Limited Units of the Operating Partnership and cash distributions totaling $117,169 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.001232877 per share of Common Stock in our company, equivalent to an annualized rate of four and one half percent (4.50%) per share based on our initial offering price of $10.00, for daily record dates May 1 through May 31, 2024 to holders of record on each calendar day of such period. The distribution declared for May 2024 was paid on June 20, 2024.

On July 19, 2024, we declared cash distributions totaling $345,775 and DRIP distributions totaling $70,312, cash distributions totaling $25,504 for Common Limited Units of the Operating Partnership and cash distributions totaling $130,186 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.001366120 per share of Common

Stock in our company, equivalent to an annualized rate of five percent (5.00%) per share based on our initial offering price of $10.00, for daily record dates June 1 through June 30, 2024 to holders of record on each calendar day of such period. The distribution declared for June 2024 was paid on July 23, 2024.

On August 20, 2024, we declared cash distributions totaling $356,690 and DRIP distributions totaling $59,688, cash distributions totaling $25,504 for Common Limited Units of the Operating Partnership and cash distributions totaling $130,186 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.001366120 per share of Common Stock in our company, equivalent to an annualized rate of five percent (5.00%) per share based on our initial offering price of $10.00, for daily record dates July 1 through July 31, 2024 to holders of record on each calendar day of such period. The distribution declared for July 2024 remained unpaid at the time of this filing.

Properties Under Contract

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

As mentioned in Note 10 “Commitments and Contingencies”, we terminated the College Station Voco Contribution Agreement on June 13, 2023. The earnest money deposit was fully refunded to the Operating Partnership.

On April 15, 2024, the Operating Partnership and Stow Hotel Associates, LLC (the “Stow Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Hampton Stow Contribution Agreement”) pursuant to which the Stow Contributor agreed to contribute the 84-room Hampton Stow hotel in Stow, Ohio to the Operating Partnership. The aggregate consideration for the Hampton Stow under the Hampton Stow Contribution Agreement is $10.2 million, with a majority of the consideration consisting of the assumption by the Operating Partnership of existing debt secured by the Hampton Stow and the remaining consideration consisting of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership. As required by the Hampton Stow Contribution Agreement, the Operating Partnership deposited $50,000 into an escrow as earnest money pending the closing or termination of the Hampton Stow Contribution Agreement. Except in certain circumstances described in the Hampton Stow Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Hampton Stow Contribution Agreement, it will forfeit the earnest money.

On April 15, 2024, the Operating Partnership and the Stow Contributor entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreement (the “Staybridge Stow Contribution Agreement”) pursuant to which the Stow Contributor agreed to contribute the 92-room Staybridge Suites Akron-Stow-Cuyahoga Falls hotel in Stow, Ohio to the Operating Partnership. The aggregate consideration for the Staybridge Stow under the Staybridge Stow Contribution Agreement is $10.9 million, with a majority of the consideration consisting of the assumption by the Operating Partnership of existing debt secured by the Staybridge Stow and the remaining consideration consisting of the issuance by the Operating Partnership of Series T LP Units of the Operating Partnership and cash at closing. As required by the Staybridge Stow Contribution Agreement, the Operating Partnership deposited $50,000 into an escrow as earnest money pending the closing or termination of the Staybridge Stow Contribution Agreement. Except in certain circumstances described in the Staybridge Stow Contribution Agreement, if the Operating Partnership fails to perform its obligations under the Staybridge Stow Contribution Agreement, it will forfeit the earnest money.

The Company is still conducting its diligence review with respect to each of these properties. These pending acquisitions are subject to its completion of satisfactory due diligence and other closing conditions. There can be no assurance the Company will complete any or all of these pending property contributions on the contemplated terms, or at all.

Pineville Property Sold and Loan Repaid

On July 23, 2024, the Company sold the Pineville Property to an unaffiliated purchaser for $8,850,000 in cash, subject to customary prorations and adjustments. The mortgage loan secured by the Pineville Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loan have been terminated or released.

Status of the Offering

Our board of directors extended the term of the Offering to May 31, 2025. As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,284,915 shares of common stock, including 1,203,059 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.6 million.

Series T LP Units

The Operating Partnership did not issue any Series T LP Units subsequent to the three months ended March 31, 2023 through the date of this filing.

Common LP Units

The Operating Partnership did not issue any Common LP Units subsequent to the three months ended March 31, 2023 through the date of this filing.

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced an offering of Series GO II LP Units. On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. The Operating Partnership has issued and sold 363,426 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $2.7 million as of the date of this filing.

Exit Strategy

On May 7, 2024, our board of directors authorized management to pursue an exit strategy and position the Company for a sale or merger of the Company in 2025, provided that the economic environment is conducive to such a transaction, and to prepare the Company’s portfolio of hotel properties for a transaction through strategic acquisitions and dispositions with the objective of maximizing profitability at the hotel property level.  There can be no assurances that we will achieve an exit strategy within the time period and in the manner anticipated. The process of exploring strategic alternatives and marketing our assets could be time consuming and disruptive to our business operations and could divert management’s attention from our business, and we could incur substantial expenses associated with identifying and evaluating potential transactions. Further, any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on favorable terms. There can be no assurance that we will successfully implement our strategy, or that any potential transaction or other strategic alternative will result in stockholder liquidity or provide a return to stockholders that equals or exceeds our estimated value per share.

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

Material Weakness in Internal Control over Financial Reporting

In connection with the review of the Company’s consolidated financial statements for the quarter ended September 30, 2022, we identified a material weakness in our control environment related to the accounting treatment of an acquisition in August of 2022 of a controlling interest in an entity which holds the leasehold interest in a hotel property. We believe that this material weakness was a result of the misapplication of the GAAP accounting guidance. The material weakness did not result in any misstatements, material or otherwise, to the financial statements issued for the quarters ended March 31, 2022 or June 30, 2022. Solely due to this weakness, our management concluded that at March 31, 2023, the Company’s internal control over financial reporting was not effective.

Subsequent to March 31, 2023, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include consultation with external GAAP accounting experts on non-recurring, significant, or unusual transactions. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the application controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, except for the material weakness noted above, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation plan described above was implemented subsequent to March 31, 2023.

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

Item 1A. Risk Factors

Except as otherwise described herein, there are no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2024.

Although we have authorized management to pursue an exit strategy and position the Company for a sale or merger, we can give no assurances regarding the consummation of any particular transaction or that we will be successful in executing such strategy or in creating additional stockholder value.

Although our board of directors has authorized management to pursue an exit strategy and position us for a sale or merger as early as 2025, there is no assurance that this process will result in the approval or completion of any specific transaction or outcome. Further, although we have begun the process of exploring strategic alternatives and marketing for sale our assets, there is no assurance that we will achieve an exit strategy within the proposed time period or in the manner anticipated. The process of exploring strategic alternatives and marketing our assets could be time consuming and disruptive to our business operations and could divert management’s attention from our business, and we could incur substantial expenses associated with identifying and evaluating potential transactions. Further, any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on favorable terms. Specifically, current general economic conditions, including high interest rates in a high inflation environment, may adversely impact the valuation of our assets and make it more difficult for potential purchasers to obtain acquisition financing on acceptable terms or at all. There can be no assurance that we will successfully implement our strategy, or that any potential transaction or other strategic alternative will result in stockholder liquidity or provide a return to stockholders that equals or exceeds our estimated value per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 9 “Stockholders’ Equity” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV. During the three months ended March 31, 2023 we sold 101,608 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $1.0 million, including 39,418 shares issued pursuant to our dividend reinvestment plan. During the three months ended March 31, 2023, aggregate selling commissions of $31,688 and marketing and diligence allowances and other wholesale selling costs and expenses of $0.3 million were paid in connection with the private offering.

GO Unit Offering

On June 15, 2020, we commenced a private placement offering of limited partnership units in our Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of the Company, as the General Partner of the Operating Partnership, (the “GO Unit Offering”). The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. The Operating Partnership was offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO LP Units (a “Series GO Limited Partner”) will have the right to exchange its Series GO LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange. The exchange right is not available until all of the following have occurred (the “Exchange Date”): (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO Limited Partner has held its Series GO LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the three months ended March 31, 2023, we sold and issued no Series GO LP Units in the GO Unit Offering, resulting in no gross proceeds. During the three months ended March 31, 2023, there was no aggregate selling commissions and marketing and diligence allowances and other wholesale selling costs and expenses paid in connection with the offering.

Series T LP Units

On June 15, 2020, the Operating Partnership established the Series T LP Units as a new series of limited partnership units in the Operating Partnership. The Operating Partnership may issue the Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. During the three months ended March 31, 2023, the Operating Partnership issued no Series T LP Units in connection with contributions of hotel properties. During the year ended December 31, 2022, the Operating Partnership issued an aggregate of 2,559,737 Series T LP Units in connection with contributions of hotel properties. These securities were issued in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to the terms of the partnership agreement of the Operating Partnership, each holder of Series T LP Units (a “Series T Limited Partner”) will have its Series T LP Units be eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after the issuance of the Series T LP Units, at which point the value will be calculated pursuant to the terms of the partnership agreement of the Operating Partnership and the formula set forth in the contribution agreement between the Operating Partnership and the Series T Limited Partner. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. The Series T LP Units will also automatically convert into Common LP Units upon other events as described in the partnership agreement of the Operating Partnership at a rate based on a mathematical formula. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined in the previous paragraph). Notwithstanding the above, the Company may waive any of the requirements of the Exchange Date described in the paragraph above in its sole discretion other than (ii) or (iv).

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined above). Notwithstanding the above, the Company may waive any of the requirements described above in its sole discretion other than (ii) or (iv). During the three months ended March 31, 2023, the Operating Partnership issued no Common LP Units. During the year ended December 31, 2022, the Operating Partnership issued 460,000 Common LP Units.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan and the discretion provided therein, we will repurchase shares within 21 days following the end of a calendar quarter. During the three months ended March 31, 2023, we repurchased no shares of our common stock.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2023	—	$-	(1)
February 2023	—	$—	(1)
March 2023	—	$—	(1)
Total	—
Three Months Ended March 31, 2023	—
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

The above table is on a cash basis, but we record our shares repurchased on an accrual basis.

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

3.3

Bylaws, dated of as April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 12, 2019)

3.18

Twelfth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of January 10, 2023 (incorporated by reference to Exhibit 3.18 to the Annual Report on Form 10-K filed March 27, 2024)

4.1		Dividend Reinvestment Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.269

Amendment to Loan Agreement for Revolving Line of Credit with A-1 Legendary Bonds, LLC, dated as of January 12, 2023 (incorporated by reference to Exhibit 10.269 to the Annual Report on Form 10-K filed March 27, 2024)

10.270

Contribution Agreement between the Operating Partnership and CS Real Estate Holding LLC relating to Aggieland Boutique Hotel, dated as of January 31, 2023 (incorporated by reference to Exhibit 10.270 to the Annual Report on Form 10-K filed March 27, 2024)

10.271

Loan Agreement between the Operating Partnership and NHS, LLC dba National Hospitality Services, dated as of March 6, 2023 (incorporated by reference to Exhibit 10.271 to the Annual Report on Form 10-K filed March 27, 2024).

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

LODGING FUND REIT III, INC.

Date:	August 23, 2024	By:	/s/ Norman H. Leslie
Norman H. Leslie
President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer and Director
(principal executive officer)

Date:	August 23, 2024	By:	/s/ Samuel C. Montgomery
Samuel C. Montgomery
Chief Financial Officer
(principal financial officer)