Form 10-Q
period 2023-09-30
Lodging Fund REIT III, Inc.
filed 2024-08-23
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of August 23, 2024, there were 9,997,390 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Investment in hotel properties, net of accumulated depreciation and amortization of $25,130,902 and $17,512,882	$288,679,525	$290,217,642
Cash and cash equivalents	4,470,530	6,193,449
Restricted cash	10,796,560	10,732,832
Accounts receivable, net	1,511,116	1,468,732
Franchise fees, net	2,233,322	2,363,114
Prepaid expenses and other assets	2,436,798	1,409,993
Total Assets (variable interest entities - $23,062,031 and $24,924,626)	$310,127,851	$312,385,762

Liabilities and Equity
Debt, net	$192,848,681	$189,678,547
Finance lease liabilities	13,058,478	13,026,849
Accounts payable	4,508,798	3,034,148
Accrued expenses	5,453,363	5,853,519
Distributions payable	787,738	678,867
Due to related parties	10,612,122	6,277,432
Other liabilities	4,996,412	4,843,854
Total liabilities (variable interest entities - $17,664,175 and $18,390,067)	232,265,592	223,393,216

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 9,892,637 and 9,607,463 shares issued and outstanding	98,925	96,074
Additional paid-in capital	96,658,424	93,798,070
Accumulated deficit	(78,251,439)	(67,239,693)
Total stockholders' equity	18,505,910	26,654,451
Non-controlling interest – Series B LP Units	(3,404,932)	(2,841,056)
Non-controlling interest – Series GO LP Units	12,655,262	14,688,392
Non-controlling interest – Series GO 2 LP Units	205,121	—
Non-controlling interest – Series T LP Units	45,739,120	45,739,120
Non-controlling interest – Common LP Units	4,161,778	4,751,639
Total equity	77,862,259	88,992,546
Total Liabilities and Equity	$310,127,851	$312,385,762

See accompanying notes to unaudited consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Room revenue	$19,800,092	$15,153,864	$54,450,185	$35,730,226
Other revenue	1,139,665	780,086	3,515,683	1,830,951
Total revenue	20,939,757	15,933,950	57,965,868	37,561,177

Expenses
Property operations	9,153,250	7,450,413	26,357,159	18,072,890
General and administrative	2,721,467	3,055,244	7,579,924	7,675,667
Sales and marketing	1,308,458	965,647	3,671,850	2,361,157
Franchise fees	1,854,040	1,360,965	5,009,775	3,259,689
Management fees	1,357,487	1,126,514	3,939,314	2,855,302
Acquisition expense	108,467	707,639	125,691	714,943
Depreciation and amortization	2,501,563	2,238,046	7,633,945	5,557,640
Total expenses	19,004,732	16,904,468	54,317,658	40,497,288

Other (Expense) Income
Other (expense) income, net	(27,615)	3,429,368	1,383,302	2,971,319
Interest expense	(3,622,611)	(2,998,008)	(11,050,307)	(7,644,072)
Total other (expense) income	(3,650,226)	431,360	(9,667,005)	(4,672,753)

Net Loss Before Income Taxes	(1,715,201)	(539,158)	(6,018,795)	(7,608,864)

Income tax (expense) benefit	21,137	(6,215,577)	122,130	(5,788,557)

Net Loss	(1,694,064)	(6,754,735)	(5,896,665)	(13,397,421)

Net loss attributable to non-controlling interest - Series B LP Units	(84,306)	(337,366)	(294,375)	(669,151)
Net loss attributable to non-controlling interest - Series GO LP Units	(264,831)	(1,081,735)	(944,104)	(2,218,686)
Net loss attributable to non-controlling interest - Series GO 2 LP Units	(3,776)	—	(13,461)	—
Net loss attributable to non-controlling interest - Common LP Units	(75,320)	(307,653)	(268,510)	(631,011)

Net Loss Attributable to Common Stockholders	$(1,265,831)	$(5,027,981)	$(4,376,215)	$(9,878,573)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.13)	$(0.54)	$(0.45)	$(1.11)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	9,857,876	9,340,058	9,753,255	8,905,257

See accompanying notes to unaudited consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock					Non-Controlling Interest
			Additional		Total
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series GO 2	Series T	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	LP Units	Equity
Balance at December 31, 2021	8,348,310	$83,481	$81,655,994	$(43,586,952)	$38,152,523	$(1,563,489)	$12,498,527	$—	$21,931,757	$1,437,082	$72,456,400
Issuance of common stock	275,378	2,754	2,657,100	—	2,659,854	—	—	—	—	—	2,659,854
Issuance of stock-based compensation	1,500	15	14,985	—	15,000	—	—	—	—	—	15,000
Issuance of GO Units	—	—	—	—	—	—	6,138,291	—	—	—	6,138,291
Issuance of T Units	—	—	—	—	—	—	—	—	9,729,291	—	9,729,291
Issuance of Common LP Units	—	—	—	—	—	—	—	—	—	4,600,000	4,600,000
Offering costs	—	—	—	(730,836)	(730,836)	—	(463,548)	—	—	—	(1,194,384)
Distributions declared ($0.175 per share)	—	—	—	(1,478,078)	(1,478,078)	(78,230)	—	—	—	(98,783)	(1,655,091)
Distributions reinvested	59,709	597	566,643	—	567,240	—	—	—	—	—	567,240
Redemptions	(64,306)	(643)	(637,531)	—	(638,174)	—	—	—	—	—	(638,174)
Net loss	—	—	—	(2,522,697)	(2,522,697)	(175,006)	(624,093)	—	—	(178,639)	(3,500,435)
Balance at March 31, 2022	8,620,591	$86,204	$84,257,191	$(48,318,563)	$36,024,832	$(1,816,725)	$17,549,177	$—	$31,661,048	$5,759,660	$89,177,992
Issuance of common stock	485,825	4,858	4,712,201	—	4,717,059	—	—	—	—	—	4,717,059
Issuance of stock-based compensation	1,500	15	14,985	—	15,000	—	—	—	—	—	15,000
Issuance of GO Units	—	—	—	—	—	—	137,600	—	—	—	137,600
Offering costs	—	—	—	(1,127,509)	(1,127,509)	—	(12,095)	—	—	—	(1,139,604)
Distributions declared ($0.175 per share)	—	—	—	(1,458,251)	(1,458,251)	(81,949)	—	—	—	(287,857)	(1,828,057)
Distributions reinvested	55,386	554	525,605	—	526,159	—	—	—	—	—	526,159
Redemptions	(57,615)	(576)	(575,303)	—	(575,879)	—	—	—	—	—	(575,879)
Net loss	—	—	—	(2,327,895)	(2,327,895)	(156,779)	(512,858)	—	—	(144,719)	(3,142,251)
Balance at June 30, 2022	9,105,687	$91,055	$88,934,679	$(53,232,218)	$35,793,516	$(2,055,453)	$17,161,824	$—	$31,661,048	$5,327,084	$87,888,019
Issuance of common stock	361,451	3,615	3,526,995	—	3,530,610	—	—	—	—	—	3,530,610
Issuance of stock-based compensation	1,500	15	14,985	—	15,000			—			15,000
Issuance of T Units	—	—	—	—	—	—	—	—	12,860,447	—	12,860,447
Offering costs	—	—	—	(934,374)	(934,374)	—	(1,000)	—	—	—	(935,374)
Distributions declared ($0.175 per share)	—	—	—	(1,735,711)	(1,735,711)	(86,118)	(269,486)	—	—	90,531	(2,000,784)
Distributions reinvested	47,676	477	452,446	—	452,923	—	—	—	—	—	452,923
Redemptions	(13,327)	(133)	(133,133)	—	(133,266)	—	—	—	—	—	(133,266)
Net loss	—	—	—	(5,027,981)	(5,027,981)	(337,366)	(1,081,735)	—	—	(307,653)	(6,754,735)
Balance at September 30, 2022	9,502,987	$95,029	$92,795,972	$(60,930,284)	$31,960,717	$(2,478,937)	$15,809,603	$—	$44,521,495	$5,109,962	$94,922,840

Balance at December 31, 2022	9,607,463	$96,074	$93,798,070	$(67,239,693)	$26,654,451	$(2,841,056)	$14,688,392	$—	$45,739,120	$4,751,639	$88,992,546
Issuance of common stock	61,190	612	625,388	—	626,000	—	—	—	—	—	626,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	10,570
Offering costs	—	—	—	(449,537)	(449,537)	—	(2,665)	—	—	—	(452,202)
Distributions declared ($0.175 per share)	—	—	—	(1,690,854)	(1,690,854)	(88,992)	(270,884)	—	—	(107,117)	(2,157,847)
Distributions reinvested	39,418	394	395,426	—	395,820	—	—	—	—	—	395,820
Net loss	—	—	—	(2,907,639)	(2,907,639)	(196,267)	(640,192)	—	—	(182,076)	(3,926,174)
Balance at March 31, 2023	9,709,071	$97,090	$94,829,444	$(72,287,723)	$22,638,811	$(3,126,315)	$13,774,651	$—	$45,739,120	$4,462,446	$83,488,713
Issuance of common stock	39,534	395	393,475	—	393,870	—	—	—	—	—	393,870
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	10,570
Issuance of GO 2 Units	—	—	—	—	—	—	—	306,863	—	—	306,863
Offering costs	—	—	—	(555,193)	(555,193)	—	—	(82,344)	—	—	(637,537)
Distributions declared ($0.175 per share)	—	—	—	(1,704,373)	(1,704,373)	(89,704)	(341,515)	—	—	(107,117)	(2,242,709)
Distributions reinvested	38,318	383	384,389	—	384,772	—	—	—	—	—	384,772
Net loss	—	—	—	(202,745)	(202,745)	(13,802)	(39,081)	(9,685)	—	(11,114)	(276,427)
Balance at June 30, 2023	9,787,923	$97,878	$95,617,868	$(74,750,034)	$20,965,712	$(3,229,821)	$13,394,055	$214,834	$45,739,120	$4,344,215	$81,428,115
Issuance of common stock	65,768	658	649,342	—	650,000	—	—	—	—	—	650,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	10,570
Offering costs	—	—	—	(510,274)	(510,274)	—	—	(5,937)	—	—	(516,211)
Distributions declared ($0.175 per share)	—	—	—	(1,725,300)	(1,725,300)	(90,805)	(473,962)	—	—	(107,117)	(2,397,184)
Distributions reinvested	37,946	379	380,654	—	381,033	—	—	—	—	—	381,033
Net loss	—	—	—	(1,265,831)	(1,265,831)	(84,306)	(264,831)	(3,776)	—	(75,320)	(1,694,064)
Balance at September 30, 2023	9,892,637	$98,925	$96,658,424	$(78,251,439)	$18,505,910	$(3,404,932)	$12,655,262	$205,121	$45,739,120	$4,161,778	$77,862,259

See accompanying notes to unaudited consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(5,896,665)	$(13,397,421)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,387,704	5,426,165
Stock-based compensation expense	31,710	45,000
Amortization	1,228,800	996,391
Gain on extinguishment of debt	(700,000)	—
Loss on disposal of fixed assets	108,659	28,466
Deferred tax (liabilities) assets, net	(121,957)	5,792,126
Change in operating assets and liabilities:
Accounts receivable	(42,384)	(395,504)
Franchise fees	—	(975,000)
Due from related parties	—	—
Prepaid expenses and other assets	2,264,096	366,070
Increase in finance lease liability	31,629	141,665
Accounts payable	1,221,098	1,415,532
Accrued expenses	(400,156)	1,716,272
Due to related parties	3,938,543	2,149,057
Other liabilities	(3,016,386)	(502,096)
Net cash provided by (used in) operating activities	6,034,691	(1,003,358)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	—	(44,448,672)
Cash and restricted cash acquired in consolidation of VIE	—	1,342,428
Improvements and additions to hotel properties	(6,204,487)	(4,518,129)
Net cash used in investing activities	(6,204,487)	(47,624,374)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	11,200,000	57,853,103
Proceeds from lines of credit	4,643,584	10,957,303
Principal payments on mortgage debt	(12,050,106)	(20,563,995)
Principal payments on lines of credit	(349,375)	(3,250,000)
Payments of deferred financing costs	(426,736)	(2,282,746)
Proceeds from issuance of common stock	1,669,870	10,907,523
Proceeds from issuance of GO Units	—	6,275,891
Proceeds from issuance of GO 2 Units	306,863	—
Payments of offering costs	(1,200,302)	(3,223,478)
Payments for shares redeemed	—	(1,214,053)
Distributions paid	(5,283,193)	(3,694,927)
Net cash (used in) provided by financing activities	(1,489,395)	51,764,621
Net change in cash, cash equivalents, and restricted cash	(1,659,191)	3,136,889
Beginning Cash, Cash Equivalents, and Restricted Cash	16,926,281	14,336,400
Ending Cash, Cash Equivalents, and Restricted Cash	$15,267,090	$17,473,289

See accompanying notes to unaudited consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,564,398	$5,188,936
Income taxes paid	$42,158	$42,158

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of T Units for Fargo Property	$—	$4,091,291
Issuance of T Units for Lakewood Property	$—	$5,638,000
Issuance of Common LP Units for El Paso Airport Property	$—	$4,600,000
Issuance of T Units for Fort Collins Property	$—	$3,703,690
Issuance of T Units for Pineville HGI Property	$—	$2,729,211
Issuance of T Units for Charlotte Property	$—	$6,427,546
Debt assumed for acquisition of Fargo Property	$—	$7,198,709
Debt issued for acquisition of Fort Collins Property	$—	$11,500,000
Offering costs included in accounts payable	$253,552	$186,413
Offering costs included in due to related parties	$152,096	$(140,529)
Distributions included in due to related parties	$244,051	$82,018
Redemptions included in other liabilities	$—	$133,266
Reinvested distributions	$1,161,625	$1,546,322
Initial ASC 842 adoption of right-of-use asset	$—	$2,478,696

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$6,193,449	$7,866,401
Restricted cash, beginning of period	10,732,832	6,469,999
Cash, cash equivalents, and restricted cash, beginning of period	$16,926,281	$14,336,400

Cash and cash equivalents, end of period	$4,470,530	$7,610,165
Restricted cash, end of period	10,796,560	9,863,124
Cash, cash equivalents, and restricted cash, end of period	$15,267,090	$17,473,289

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and four classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), Series Growth & Opportunity II (“GO II”) Limited Partner Units (“Series GO II LP Units”) and Series T Limited Partnership Units (“Series T LP Units”). LF REIT III was the sole general partner of the OP, as of September 30, 2023 and December 31, 2022. As of September 30, 2023, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,124,503 Series GO LP Units, 41,622 Series GO II LP Units and 5,073,506 Series T LP Units.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in shares of the Company’s common stock in December 2021 (the “Offering”). The Offering is to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of September 30, 2023, the Company had issued and sold 10,180,161 shares of common stock, including 1,134,142 shares attributable to the DRIP, and received aggregate proceeds of $99.6 million. As of September 30, 2023, the Company had repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469 under the Company’s Share Repurchase Plan. As of September 30, 2023, all of the redemption proceeds have been paid.

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

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The

Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of September 30, 2023, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received gross aggregate proceeds of $21.5 million.

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning either 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of the conversion. As of September 30, 2023, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions.

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of September 30, 2023, the Operating Partnership had issued and sold 612,100 Common LP Units, with a then-current value of $10.57 per unit, in connection with property contributions.

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are offered at a purchase price equal to 75% of the NAV of the Company’s common stock. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. As of September 30, 2023, the Operating Partnership had issued and sold 41,622 Series GO II LP Units and received gross aggregate proceeds of $0.3 million. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for information regarding the extension of the GO II Unit Offering.

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

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $1,999,611 and $1,127,524 for the nine months ended September 30, 2023 and 2022, respectively, and was $740,592 and $518,745 for the three months ended September 30, 2023 and 2022 respectively, and is included in sales and marketing in the consolidated statements of operations.

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

Stock-Based Compensation—During 2022, the Company began compensating its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and the Company recognizes stock-based compensation expense based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $31,710 and $45,000 for the nine months ended September 30, 2023 and 2022, respectively, and was $10,570 and $15,000 for the three months ended September 30, 2023 and 2022 respectively, and is included in general and administrative expense in the consolidated statements of operations.

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

3. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Land and land improvements	$32,650,698	$32,650,698
Building and building improvements	241,278,409	241,278,409
Furniture, fixtures, and equipment	22,808,984	21,884,508
Right-of-use asset - ground lease	7,340,868	7,340,868
Construction in progress	9,731,468	4,576,041
Investment in hotel properties, at cost	313,810,427	307,730,524
Less: accumulated depreciation and amortization	(25,130,902)	(17,512,882)
Investment in hotel properties, net	$288,679,525	$290,217,642

As of September 30, 2023, the Company consolidated nineteen hotel properties, consisting of eighteen hotel properties owned by the Company and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, with an aggregate of 2,261 rooms located in ten states.

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

	September 30,	December 31,
	2023	2022
Assets
Investment in hotel properties, net of accumulated depreciation of $1,086,350 and $471,491	$21,371,337	$22,036,289
Cash and cash equivalents	324,274	493,056
Restricted cash	1,079,625	2,173,237
Accounts receivable, net	255,531	154,976
Prepaid expenses and other assets	31,264	67,068
Total Assets	$23,062,031	$24,924,626

Liabilities
Debt, net	$12,126,473	$12,244,068
Finance lease liability	4,750,889	4,862,172
Accounts payable	176,313	182,692
Accrued expenses	236,174	445,763
Other liabilities	374,326	655,372
Total liabilities	$17,664,175	$18,390,067

Acquisitions of Hotel Properties

The Company acquired no properties during the nine months ended September 30, 2023. The Company acquired seven properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property during the year ended December 31, 2022. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions.

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

The allocation of the aggregate purchase price in accordance with GAAP guidance prescribed in ASC Topic 805, Business Combinations, of the assets and liabilities acquired at their relative fair values of their acquisition dates, is as follows:

	September 30,	December 31,
	2023	2022
Land and land improvements	$—	$12,538,514
Building and building improvements	—	79,702,403
Furniture, fixtures, and equipment	—	5,730,511
Total assets acquired	—	97,971,428

Assumed mortgage debt	—	7,198,709

Net purchase price	$—	$90,772,719

All acquisitions completed during the year ended December 31, 2022 were considered asset acquisitions under ASC 805.

Eleven of the hotel properties owned by the Company as of September 30, 2023 are subject to management agreements with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Pineville Property was being managed on a day-to-day basis by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. On February 1, 2023, day-to-day management was transferred to HP Hotel Management, Inc. The Southaven Property is subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for two (2) successive five-year periods unless terminated earlier in accordance with its terms. The Houston Property, El Paso Airport Property and El Paso University Property are subject to a management agreement with Interstate Management Company, LLC (“Aimbridge”). The Aimbridge agreement for the Houston Property has an initial term expiring on August 3 of the third full calendar year following the effective date of the agreement. The agreement will automatically renew for additional successive terms of one year each unless terminated earlier in accordance with its terms. The Aimbridge agreement for the El Paso Airport Property and the El Paso University Property each has an initial five (5) year term and will automatically renew for one (1) year periods unless terminated earlier in accordance with its terms. The Charlotte Property and the Pineville HGI Property are each subject to a management agreement with HP Hotel Management, Inc. (“HP”). Each HP agreement has an initial term expiring three years after its effective date, which automatically renews for successive three-year periods, unless terminated in accordance with its terms. The Fargo Property and the Wichita Property are each subject to a management agreement with KAJ Hospitality Inc. Each KAJ agreement has an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms.

The seller of the Pineville Property, an affiliate of Beacon, was entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property could have made a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, was based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of September 30, 2023, no amounts were owed or paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made. As of the date of this filing, the period to elect to receive additional consideration has passed with no election being made.

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

Northbrook Property Above Market Ground Lease

On December 3, 2021, in connection with the purchase of the Northbrook Property, the Company recognized an above market ground lease liability of $5,497,061, which was recognized on the consolidated balance sheet within Other Liabilities. The Company assumed the ground lease 15 years into a 61-year lease maturing in 2067. The yearly base rent, paid monthly, increases 3% every year through maturity. As of September 30 2023, the Company’s finance lease had a discount rate of 7.75%.

Upon adoption of ASU No. 2016-02 on January 1, 2022, the Company derecognized the above market ground lease liability by reclassifying it as a partial offset to the beginning right-of-use asset related to this financing lease. At adoption of the new standard, the Company recognized a lease liability of $7,975,757 and a right-of-use asset of $2,478,696, which included the derecognition of the above-market ground lease liability. For the nine months ended September 30, 2023, the Company recognized interest expense of $478,295 and right-of-use amortization expense of $40,414 related to the finance lease.

El Paso University Property Ground Lease

On August 10, 2022, in connection with the El Paso University Property, the Company recognized a finance lease liability of $4,862,172 and a right-of-use asset of $4,862,172 related to a ground lease assumed. The Company assumed the ground lease with a remaining term of 32 years, maturing in 2054. Annual rentals are comprised of a base rent due at the beginning of the year plus, if applicable, a percent of revenue in excess of the base rent. The annual base rent is adjusted every five years by an average of a percent of the annual revenue in preceding years. If revenue remains below the previous five-year base rent, then there is no change to base rent. As of September 30, 2023, the finance lease had a discount rate of 9.00%.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s consolidated balance sheet as of September 30, 2023.

2023	$113,633
2024	610,237
2025	624,112
2026	645,791
2027	660,511
Thereafter	44,016,797
Total finance lease payments	46,671,081
Interest	(33,612,603)
Present value of finance lease liabilities	$13,058,478

4. DEBT

Lines of Credit & Loans

Revolving Line of Credit - Western State Bank

On February 10, 2020, the Company entered into a $5.0 million revolving line of credit with Western State Bank (the “Western Revolving Line of Credit”). The Western Revolving Line of Credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the Western Revolving Line of Credit was amended to extend the maturity date to May 10, 2021. The Western Revolving Line of Credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%. On May 6, 2021, the Western Revolving Line of Credit was amended to extend the maturity date to May 10, 2022. On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. On May 5, 2022, the Western Revolving Line of Credit was amended to extend the maturity date to December 15, 2022. On December 15, 2022, the Western Line of Credit was amended to extend the maturity to April 15, 2023. Additionally, through the amendment on December 15, 2022, the Western Line of Credit is secured by the Company’s Hampton Inn hotel property in Eagan, Minnesota, the Company’s Holiday Inn Express

hotel property in Cedar Rapids, Iowa, the Company’s Hampton Inn hotel property in Fargo, North Dakota and limited partnership units of the Operating Partnership. On April 15, 2023, the Western Line of Credit was amended to extend the maturity to June 15, 2023. No other changes were made to the Western Line of Credit as a result of the amendments. On July 31, 2023, the Western Line of Credit was amended to extend the maturity to September 15, 2023. This amendment also added an additional 200,000 limited partnership units of the Operating Partnership as collateral for the loan, for a total of 300,000 limited partnership units. On October 9, 2023, the Western Line of Credit was amended effective as of October 4, 2023, which extended the maturity date of the Western Line of Credit from September 15, 2023 to November 15, 2023. This amendment also reduced the maximum credit to $4.67 million and required the Operating Partnership to pay Western State Bank a principal curtailment of $0.3 million.

The interest rate as of September 30, 2023 was 9.00% per annum. As of September 30, 2023, the Western Revolving Line of Credit was secured by the Company’s Cedar Rapids Property and Eagan Property, and Fargo Property which are also subject to term loans with the same lender, and 300,000 Common LP Units of the Operating Partnership. The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that the Company may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of September 30, 2023, there was a $5.0 million balance outstanding on the Western Line of Credit. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments to the Western Line of Credit subsequent to September 30, 2023.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (“A-1 Bonds”), which is an affiliate of the Advisor which is owned by Norman Leslie, a director and officer of the Company and principal of the Advisor and Corey Maple, a director of the Company and principal of the Advisor. The A-1 Revolving Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. On January 12, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $10.0 million, increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,000,000 unissued Common LP Units and extended the maturity date to December 31, 2023. The A-1 Revolving Line of Credit has a fixed interest rate of 7.00% per annum. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty. On April 18, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $13.3 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,330,000 unissued Common LP Units. As of September 30, 2023, there was an $11.1 million balance outstanding on the A-1 Revolving Line of Credit. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments to the A-1 Line of Credit subsequent to September 30, 2023.

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

As of September 30, 2023, there was a $600,000 balance outstanding on the NHS Loan. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments to the NHS Loan subsequent to September 30, 2023.

Mortgage Debt

As of September 30, 2023, the Company had $178.7 million in outstanding mortgage debt secured by each of its nineteen consolidated properties, with maturity dates ranging from February 2024 to April 2029. Sixteen of the loans have fixed interest rates ranging from 3.70% to 7.00%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 11.44% as of September 30, 2023. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 11.69% as of September 30, 2023. Another loan is a variable interest loan at a rate of the 30-day secured overnight financing rate or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 10.00%, resulting in an effective rate of 11.58% as of September 30, 2023. Collectively, the weighted-average interest rate is 6.18%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period following origination, and generally require a balloon payment due at maturity. As of September 30, 2023 and December 31, 2022, certain mortgage debt was guaranteed by the members of the Advisor. See Note 7 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor. As part of the consolidated outstanding mortgage debt above, the owner of the leasehold interest in the El Paso University Property is the borrower under a $14.4 million loan secured by the lease hold interest in the El Paso University Property, Corey Maple entered into a guaranty and environmental indemnity in connection with the loan. The loan has a fixed interest rate of 4.94% per annum and matures on August 6, 2025.

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

See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of changes to mortgage debt occurring subsequent to September 30, 2023.

As of September 30, 2023, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. On July 23, 2024, the Company sold the Pineville Property and no waiver of the financial covenants is needed. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the sale of the Pineville Property subsequent to September 30, 2023. Except as described above for the Pineville Loan, the Company was in compliance with all debt covenants as of September 30, 2023.

The following table sets forth the hotel properties securing the Company’s hotel mortgage debt and revolving lines of credit as of September 30, 2023 and December 31, 2022.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	September 30,	Maturity	September 30,	December 31,
	2023	Date	2023	2022
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,724,580	$5,799,804
Hampton Inn & Suites - Pineville(2)	5.13%	6/6/2024	8,422,579	8,580,586
Hampton Inn - Eagan	4.60%	1/1/2025	8,896,931	9,063,528
Home2 Suites - Prattville	4.13%	8/1/2024	9,038,276	9,199,041
Home2 Suites - Lubbock	4.69%	10/6/2026	7,164,643	7,343,948
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,850,704	8,971,430
Homewood Suites - Southaven	3.70%	3/3/2025	12,747,555	13,007,706
Courtyard by Marriott - Aurora(3)(4)	11.44%	2/5/2024(5)	15,000,000	15,000,000
Holiday Inn - El Paso(4)	5.00%	5/15/2024(6)	7,600,000	7,900,000
Hilton Garden Inn - Houston(7)	3.85%	9/2/2026	13,947,217	13,947,217
Sheraton - Northbrook(4)(8)	11.69%	12/5/2024	3,766,639	3,766,639
Hampton Inn - Fargo(9)	4.00%	3/1/2027	7,141,208	7,275,480
Courtyard by Marriott - El Paso(10)(11)	6.01%	5/13/2027	9,990,000	9,990,000
Fairfield Inn & Suites - Lakewood(4)(12)	7.00%	3/28/2024	13,845,000	13,845,000
Residence Inn - Fort Collins(13)	11.58%	5/4/2025	11,200,000	—
Residence Inn - Fort Collins - A-1(13)(14)	7.00%	8/3/2028	501,465	11,500,000
Hilton Garden Inn - El Paso	4.94%	8/6/2025	12,417,345	12,613,869
Hilton Garden Inn - Pineville(15)	6.20%	8/25/2027	7,020,000	7,020,000
Hilton Garden Inn - Charlotte(15)	6.20%	8/25/2027	9,805,000	9,805,000
Holiday Inn Express - Wichita(10)	6.41%	12/21/2027	5,642,000	5,642,000
Total Mortgage Debt			178,721,142	180,271,248
Premium on assumed debt, net			200,994	221,082
Deferred financing costs, net			(2,747,820)	(3,193,939)
Net Mortgage			176,174,316	177,298,391

$5.0 million revolving line of credit - Western(16)	9.00%	11/15/23(18)	4,966,625	5,000,000
$13.3 million revolving line of credit - A-1 Bonds(17)	7.00%	12/31/2023	11,107,740	7,380,156
$0.6 million loan - NHS	7.00%	1/31/2024(19)	600,000	—
Total Other Debt			16,674,365	12,380,156

Debt, net			$192,848,681	$189,678,547
(1)	Loan was interest-only through April 30, 2022 and is at a fixed rate of interest.
(2)	On July 23, 2024, the Hampton Inn & Suites Pineville was sold and the loan was repaid on the closing date.
(3)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%.
(4)	Loan is interest-only until maturity.
(5)	The Company has notified the lender of its intention to exercise the option under the loan agreement to extend the maturity date to February 5, 2025.
(6)	On May 15, 2024, the maturity date was extended to November 15, 2024. See Note 11 “Subsequent Events.”
(7)	Loan is interest-only for the first 24 months after origination.
(8)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%.

(9)	Proceeds of this loan were used to repay in full the original loan secured by the Fargo Property entered into on January 24, 2022 with A-1 Bonds.
(10)	Loan is interest-only for the first 18 months after origination.
(11)	Proceeds of this loan were used to repay in full the original loan secured by the El Paso Airport Property entered into on February 14, 2022 with A-1 Bonds.
(12)	On March 27, 2024, this loan was repaid in full and refinanced with two new loans secured by the Lakewood Property and unissued common limited partnership units of the Operating Partnership. See Note 11 “Subsequent Events.”
(13)	On April 18, 2023, Tranche 1 and Tranche 2 were repaid in full and refinanced with a new loan secured by the Fort Collins Property.
(14)	Tranche 3’s maturity date is August 2, 2028.
(15)	Loan is interest-only through February 25, 2024.
(16)	Variable interest rate equal to U.S. Prime plus 0.50%
(17)	On March 27, 2024, this line of credit was increased to $15.5 million and the maturity date was extended to December 31, 2024. See Note 7, - Legendary A-1 Bonds, LLC (“A-1 Bonds”) and Note 11 “Subsequent Events.”
(18)	On October 9, 2023, the maturity date was extended to November 15, 2023, On December 27, 2023, the maturity date was extended to April 30, 2024. On May 10, 2024, the maturity date was extended to June 5, 2024. The Company and Western State Bank are working to finalize an extension of this line of credit as of the date of this filing. See Note 11 “Subsequent Events.”
(19)	On December 28, 2023, the maturity date was extended to January 31, 2024. On August 21, 2024, the maturity date was extended to September 30, 2025. See Note 11 “Subsequent Events.”

Future Minimum Payments

As of September 30, 2023, the future minimum principal payments on the Company’s debt were as follows:

2023	$16,677,105
2024	53,616,109
2025	58,377,761
2026	20,677,037
2027	37,472,452
Thereafter	8,575,043
195,395,507

Premium on assumed debt, net	200,994
Deferred financing costs, net	(2,747,820)
$192,848,681

The $16.7 million of future minimum principal payments due in 2023 includes the maturities of the A-1 and Western Lines of Credit. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments and refinancing subsequent to September 30, 2023.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of September 30, 2023 and December 31, 2022 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of September 30, 2023. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of September 30, 2023, the estimated fair value of the Company’s mortgage debt was $175.6 million, compared to the gross carrying value $178.7 million. As of December 31, 2022, the estimated fair value of the Company’s mortgage debt was $175.8 million, compared to the gross carrying value $180.3 million.

6. INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the period ended September 30, 2023 and did not pay any federal and state income taxes for the period ended September 30, 2022. The Company did not have any uncertain tax positions as of September 30, 2023 or December 31, 2022.

The Company’s TRS generated a net operating loss (“NOL”) for the nine months ended September 30, 2023 and the year ended December 31, 2022, which can be carried forward to offset future taxable income. As of September 30, 2023, the Company expects its TRS to generate additional NOL during the year ended December 31, 2023, and as a result, the Company has recognized a full valuation allowance against its deferred tax assets of $8.1 million, resulting in a net deferred tax liability of $3.2 million. As of December 31, 2022, the Company had recorded a net deferred tax liability of $3.3 million, primarily attributable to its NOLs generated in the current year and prior periods, net of temporary differences primarily related to deprecation. The net deferred tax liability is recognized on the consolidated balance sheet within Other Liabilities. The Company’s NOLs will expire in 2038 through 2042 for state tax purposes and will not expire for federal tax purposes. As of September 30, 2023, and December 31, 2022, the Company had deferred tax assets attributable to NOL carryforwards for federal income tax purposes of $6.8 million and $6.3 million, respectively, and NOL carryforwards for state income tax purposes of $1.3 million and $1.0 million, respectively. The Company recorded a valuation allowance of $7.3 million against the deferred tax asset in 2022. As of September 30, 2023, the tax years 2018 through 2022 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the nine months ended September 30, 2023 and 2022, were as follows:

	Incurred
	For the Nine Months Ended September 30,
	2023	2022
Fees:
Acquisition fees	$—	$1,484,822
Financing fees	84,000	1,719,851
Asset management fees	1,860,496	1,368,584
	$1,944,496	$4,573,257

Reimbursements:
Offering costs	$1,163,681	$1,831,075
General and administrative	2,332,578	2,753,552
Sales and marketing	134,459	224,011
Acquisition costs	190,995	44,318
	$3,821,713	$4,852,956

For the three and nine months ended September 30, 2023, the Operating Partnership recorded distributions payable to the Advisor in the amount of $90,805 and $269,501, respectively, in connection with the Advisor’s ownership of Series B LP Units. For the three and nine months ended September 30, 2022, the Operating Partnership recorded distributions payable to the Advisor in the amount of $86,118 and $246,297, respectively. As of September 30, 2023 and 2022, the Company had distributions payable to the Advisor in the amount of $589,119 and $256,948, respectively. For the nine months ended September 30, 2023 and 2022, the Company paid distributions in the amount of $30,092 and $30,092, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of September 30, 2023, Corey Maple, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama, Southaven, Mississippi, and Fargo, North Dakota, which had original loan amounts of $9.6 million, $13.5 million, and $7.4 million, respectively, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of 50% of the loan secured by the Wichita Property, is a guarantor of the new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Maple is also a guarantor of the loan secured by the El Paso University Property, which had an original principal loan amount of $14.4 million. As of September 30, 2023, Norman Leslie is a guarantor of the Company’s new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million, and was a guarantor of the

Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. For the nine months ended September 30, 2023 and for the year ended December 31, 2022, the Company accrued guarantee fees in the amount of $114,199 and $155,676 respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $1,170,156 remained unpaid at September 30, 2023 and is included in Due to related parties on the accompanying consolidated balance sheet. See Note 11, “Subsequent Events,” for a description of additional guarantees entered into subsequent to September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company had amounts due and payable to the Advisor and its affiliates of $8,675,105 and $5,612,134, respectively, which is included in Due to related parties on the accompanying consolidated balance sheets.

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

NHS also earns a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received by sellers or contributors during the period of due diligence. Such fee is waived if, upon acquisition by us, NHS is selected as the management company for the hotel property. NHS is also reimbursed for actual out-of-pocket costs incurred in providing the due diligence services. See Note 11 “Subsequent Events” for an additional transaction with NHS occurring subsequent to September 30, 2023.

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

As of September 30, 2023, there was a $600,000 balance outstanding on the NHS Loan. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments to the NHS Loan subsequent to September 30, 2023.

Fees and reimbursements earned by NHS for the nine months ended September 30, 2023 and 2022, and fees and reimbursements payable to NHS as of September 30, 2023 and December 31, 2022, were as follows:

	Incurred		Payable as of
	For the Nine Months Ended September 30,		September 30,	December 31,
	2023	2022	2023	2022
Fees:
Management fees	$835,776	$489,107	$145,129	$145,733
Administrative fees	94,033	91,922	16,672	22,791
Accounting fees	122,024	78,418	17,820	31,164
	$1,051,833	$659,447	$179,621	$199,688

Reimbursements	$639,528	$341,150	$196,469	$143,009

One Rep Construction, LLC (“One Rep”) — One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2023 and 2022 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the nine months ended September 30, 2023 and 2022, the Company incurred $191,803 and $159,177 of construction management fees and reimbursements payable to One Rep, respectively. As of September 30, 2023 and December 31, 2022, the amounts outstanding and due to One Rep were $38,817 and $33,947, respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) — A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. During the nine months ended September 30, 2023, A-1 Bonds made no new loans to subsidiaries of the Company. During the year ended December 31, 2022, A-1 Bonds made loans with an aggregate principal amount of $42.5 million to subsidiaries of the Company secured by 4 hotel properties, of which $28.2 million was subsequently paid off prior to the date of this filing. On August 9, 2022, the Company entered into a $5.0 million revolving line of credit with A-1 Bonds, LLC (the “A-1 Revolving Line of Credit”). The A-1 Revolving Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. On January 12, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $10.0 million, increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,000,000 unissued Common LP Units and extended the maturity date to December 31, 2023. On April 18, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $13.3 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,330,000 unissued Common LP Units. The A-1 Revolving Line of Credit has a fixed interest rate of 7.00% per annum. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty. As of September 30, 2023, there was a $11,107,740 balance outstanding on the A-1 Revolving Line of Credit. See Note 4, “Debt- Lines of Credit & Loans”. See Note 11, “Subsequent Events,” for a description of amendments to the A-1 Revolving Line of Credit occurring subsequent to September 30, 2023 and a description of new loans entered into with A-1 Bonds subsequent to September 30, 2023.

8. FRANCHISE AGREEMENTS

As of September 30, 2023 and December 31, 2022, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2023	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$264,655
Second Quarter 2023	1,794,077	0.175	1,317,166	384,772	1,701,938	3,484,371
Third Quarter 2023	1,816,105	0.175	1,344,743	381,033	1,725,776	2,285,665
	$5,390,028	$0.525	$4,086,711	$1,161,625	$5,248,336	$6,034,691

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,245,454)
Second Quarter 2022	1,540,200	0.175	1,203,791	526,159	1,729,950	68,428
Third Quarter 2022	1,821,829	0.175	1,094,353	452,923	1,547,276	2,173,668
	$4,918,337	$0.525	$3,231,608	$1,546,322	$4,777,930	$(1,003,358)
(1)	Distributions for the period from January 1, 2022 through September 30, 2023 were payable to each stockholder as 100% in cash on a monthly basis.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2022 through September 30, 2023 were paid on a monthly basis. In general, distributions for all record dates of a given month during such period are paid on or about the tenth day of the following month.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its Share Repurchase Plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our Share Repurchase Plan. The Company repurchased no shares during the nine months ended September 30, 2023. The Company repurchased 135,248 shares, pursuant to repurchase requests received during the year ended December 31, 2022, which represents an original investment of $1,352,472 for $1,347,319. As of September 30, 2023, all redemption proceeds had been paid. As of September 30, 2023, the Company had $1,931,014 available for eligible repurchases for the remainder of 2023.

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

As of September 30, 2023, the Operating Partnership had five classes of Limited Partner Units which included the Common LP Units, the Series B LP Units, the Series T LP Units, the Series GO LP Units and the Series GO II LP Units. The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects (as defined below).

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T LP Units at the time of conversion. As of September 30, 2023, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Units Offering for sales which were pending as of that date. As of September 30, 2023, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

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

Series B LP Unit Offering

As of September 30, 2023, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of September 30, 2023, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.57 per unit, in connection with the Northbrook Property and the El Paso Airport Property acquisitions.

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

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The purchase price of the Series GO II LP Units in the offering is equal to 75% of the Share NAV and, based on the current Share NAV, is $7.93 per Series GO II LP Unit. The Series GO II LP Units will be specially allocated all Net Income (including book up income) in proportion to the 25% issue price shortfall, until the positive Capital Account balance of each Series GO II LP Unit is equal to the Share NAV. As a result, the issuance of the Series GO II LP Units will be dilutive to the General Partner Units and therefore, to the shares of common stock of the Company. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. As of September 30, 2023, the Operating Partnership had issued and sold 41,622 Series GO II LP Units and received aggregate proceeds of $0.3 million. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for information regarding the extension of the GO II Unit Offering.

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

The Advisor and Corey R. Maple agreed to a settlement with the SEC in connection with the action described above on August 28, 2023, in which the Advisor agreed to pay disgorgement of $463,900 to the Company.

Property Acquisitions

The seller of the Pineville Property was entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property could have made a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, was based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of September 30, 2023, no additional consideration had paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made. As of the date of this filing, the period to elect to receive additional consideration has passed with no election being made.

In November 2019, the Company entered into a purchase agreement, to acquire three hotel properties in Pennsylvania, from a third party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement. The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers sought the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit. The likelihood of any material loss in connection with the case could not be determined as of September 30, 2023. As a result, no amount was recorded related to this matter as of September 30, 2023, the Earnest Money remained in escrow and is included in restricted cash on the accompanying consolidated balance sheets. This litigation was resolved subsequent to September 30, 2023. See Note 11 “Subsequent Events.”

Contribution Agreements Entered into or Terminated During the Nine Months Ended September 30, 2023

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

On April 22, 2024, the Company declared cash distributions totaling $237,857 and DRIP distributions totaling $52,904, cash distributions totaling $17,853 for Common Limited Units of the Operating Partnership and cash distributions totaling $91,131 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.000958905 per share of Common Stock in the Company, equivalent to an annualized rate of three and one half percent (3.50%)per share based on the Company’s initial offering price of $10.00, for daily record dates March 1 through March 31, 2024 to holders of record on each calendar day of such period. The distribution declared for March 2024 was paid on April 25, 2024.

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

Risks Related to the Lodging Industry and Real Estate Industry

●We may be unable to dispose of our properties on advantageous terms or at all due to various factors, including weakness in our properties’ markets, unavailability of financing, changes in the financial condition of prospective purchasers or changes in general economic conditions, which could reduce our cash flow and limit our ability to make distributions to our stockholders.
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
●Competition for guests, including with other hotels, resorts and vacation rental marketplaces, make reduce our hotels’ revenues and profitability.
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

We have invested and continue to invest primarily in 80 to 200 room limited-service, select-service, full-service and extended-stay hotel properties with strong mid-market brands in America’s Heartland. As of September 30, 2023, we owned 18 hotel properties and owned an equity and profits interest in the parent of an entity which holds a leasehold interest in one additional hotel property with an aggregate of 2,261 rooms located in ten states.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

Initial Offering

We are currently conducting an offering (the “Offering”) of shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 in an amount of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are currently offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 9 “Stockholders’ Equity” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV, effective as of January 6, 2023. As of September 30, 2023, we have issued and sold 10,180,161 shares of common stock, including 1,134,142 shares attributable to the DRIP, and received aggregate proceeds of $99.6 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $85.8 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of September 30, 2023, we have repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469. As of September 30, 2023, all of the redemption proceeds have been paid.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series Growth & Opportunity Limited Partner Units (“Series GO LP Units”), with a maximum offering of $20,000,000, which could be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of September 30, 2023, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. As of September 30, 2023, the Operating Partnership had issued and sold 41,622 Series GO II LP Units and received gross aggregate proceeds of $0.3 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $0.3 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of September 30, 2023, we had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of September 30, 2023, the Operating Partnership had issued and sold 612,100 Common LP Units, with a then-current value of $10.57 per unit, in connection with two property acquisitions.

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

Independent Director Compensation

During 2022, we began compensating our independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. On March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, we issued 500 shares of our common stock to each of our three independent directors. On March 31, 2023, June 30, 2023 and September 30, 2023, we issued 500 shares of our common stock to each of our two independent directors. For the nine months ended September 30, 2022, we recognized stock-based compensation expense of $45,000. For the nine months ended September 30, 2023, we recognized stock-based compensation expense of $31,710. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

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

Market Outlook

The hospitality industry has been significantly impacted by the COVID-19 pandemic, which began in early 2020. The pandemic caused a sharp decline in occupancy and RevPAR in 2020 and early 2021. However, the recovery of demand in our hotels accelerated in the second, third and fourth quarters of 2021, led primarily by robust leisure demand. Demand continued to recover in 2022 and 2023. For the eleven hotel properties acquired prior to January 1, 2022, RevPAR in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 increased by 10% to $88.25 from $80.15. ADR and occupancy also increased by 8% and 2%, respectively, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. Business transient and group demand remains well below pre-pandemic levels in most markets, but such demand could increase if corporate travel increases. During the nine months ended September 30, 2023, inflation in the United States slowed from 2022 levels but is expected to continue at an elevated level in the near-term. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. Higher interest rates could have an adverse impact on our financing costs as well as general and administrative expenses and property operating expenses. Further, increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies, and may continue to adversely affect our hotel operations and financial results.

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

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. We had also used the net proceeds from the GO Unit Offering to conduct our operations. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and unused proceeds from the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2023, we had raised approximately $99.6 million in gross offering proceeds from the sale of shares of our common stock in the Offering, approximately $21.5 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering and approximately $0.3 million in gross offering proceeds from the sale of the Series GO II LP Units in our GO II Unit Offering. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of September 30, 2023, we consolidated nineteen hotel properties, consisting of eighteen hotel properties owned by us and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for all but one of the properties acquired in 2022 and the equity and profits interest acquired in 2022, the issuance of Series T LP Units to the contributor as part of the consideration. Operating cash needs during the nine months ended September 30, 2023 were met through cash flow generated by these real estate investments and with proceeds from our Offering and the GO Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of September 30, 2023, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 57%.

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

The franchise agreements for certain of our hotels require we provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of September 30, 2023, we have set aside $4.8 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $4.5 million on capital improvements at our operating hotels during the nine months ended September 30, 2022 and approximately $6.2 million on capital improvements at our operating hotels during the nine months ended September 30, 2023. Due to the COVID-19 pandemic, we canceled or deferred a significant portion of the planned capital improvements at our hotels.

Debt

Lines of Credit & Loans

Revolving Line of Credit - Western State Bank

On February 10, 2020, we entered into a $5.0 million revolving line of credit with Western State Bank (the “Western Revolving Line of Credit”). The Western Revolving Line of Credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity on February 10, 2021. On January 19, 2021, the Western Revolving Line of Credit was amended to extend the maturity date to May 10, 2021. The Western Revolving Line of Credit had a variable interest rate equal to the U.S. Prime Rate, plus 0.50%. On May 6, 2021, the Western Revolving Line of Credit was amended to extend the maturity date to May 10, 2022. On that date, the interest rate was also amended to incorporate an interest rate floor equal to 4.00%. On May 5, 2022, the Western Revolving Line of Credit was amended to extend the maturity date to December 15, 2022. On December 15, 2022, the Western Line of Credit was amended to extend the maturity to April 15, 2023. Additionally, through the amendment on December 15, 2022, the Western Line of Credit is secured by our Hampton Inn hotel property in Eagan, Minnesota, our Holiday Inn Express hotel property in Cedar Rapids, Iowa, our Hampton Inn hotel property in Fargo, North Dakota and limited partnership units of the Operating Partnership. On April 15, 2023, the Western Line of Credit was amended to extend the maturity to June 15, 2023. No other changes were made to the Western Line of Credit as a result of the amendments. On July 31, 2023, the Western Line of Credit was amended to extend the maturity to September 15, 2023. This amendment also added an additional 200,000 limited partnership units of the Operating Partnership as collateral for the loan, for a total of 300,000 limited partnership units.

The interest rate as of September 30, 2023 was 9.00% per annum. As of September 30, 2023, the Western Revolving Line of Credit was secured by our Cedar Rapids Property, Eagan Property, and Fargo Property which are also subject to term loans with the same lender, and 300,000 Common LP Units of the Operating Partnership. The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of September 30, 2023, there was a $5.0 million balance outstanding on the Western Line of Credit. See “- Subsequent Events” below for a description of amendments to the Western Line of Credit subsequent to September 30, 2023.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (“A-1 Bonds”), which is an affiliate of the Advisor which is owned by Norman Leslie, a director and officer of the Company and principal of the Advisor and Corey Maple, a director of the Company and principal of the Advisor. The A-1 Revolving Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. On January 12, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $10.0 million, increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,000,000 unissued Common LP Units and extended the maturity date to December 31, 2023. The A-1 Revolving Line of Credit has a fixed interest rate of 7.00% per annum. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty. On April 18, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $13.3 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,330,000 unissued Common LP Units. As of September 30, 2023, there was an $11.1 million balance outstanding on the A-1 Revolving Line of Credit. See “- Subsequent Events” below for a description of amendments to the A-1 Line of Credit subsequent to September 30, 2023.

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

As of September 30, 2023, there was a $600,000 balance outstanding on the NHS Loan. See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments to the NHS Loan subsequent to September 30, 2023.

Mortgage Debt

As of September 30, 2023, we had $178.7 million in outstanding mortgage debt secured by each of our nineteen consolidated properties, with maturity dates ranging from February 2024 to April 2029. Sixteen of the loans have fixed interest rates ranging from 3.70% to 7.00%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 11.44% as of September 30, 2023. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 11.69% as of September 30, 2023. Another loan is a variable interest loan at a rate of the 30-day secured overnight financing rate or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 10.00%, resulting in an effective rate of 11.58% as of September 30, 2023. Collectively, the weighted-average interest rate is 6.18%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 18 months following origination, and generally require a balloon payment due at maturity. As of September 30, 2023 and December 31, 2022, certain mortgage debt was guaranteed by the members of the Advisor. See Note 7 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor. As part of the consolidated outstanding mortgage debt above, the owner of the leasehold interest in the El Paso University Property is the borrower under a $14.4 million loan secured by the leasehold interest in the El Paso University Property. See “—Subsequent Events” below for a description of changes to mortgage debt occurring subsequent to September 30, 2023.

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

See Note 11 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of changes to mortgage debt occurring subsequent to September 30, 2023.

As of September 30, 2023, we were not in compliance with the required financial covenants under the terms of the promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts us into a trigger period pursuant to the loan documents. On July 23, 2024, we sold the Pineville Property and no waiver of the financial covenants is needed. See “—Subsequent Events” below for a description of the sale of the Pineville Property subsequent to September 30, 2023. Except as described above for the Pineville Loan, we were in compliance with all debt covenants as of September 30, 2023.

See Note 4 “Debt” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding our mortgage debt and information regarding future minimum principal payments on our debt as of September 30, 2023.

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

Properties Under Contract

As of September 30, 2023, we had no hotel properties under contract. See “—Subsequent Events” below for a description of purchase agreements entered into subsequent to September 30, 2023 that remain under contract as of the date of this filing.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$6,034,691	$(1,003,358)
Net cash used in investing activities	(6,204,487)	(47,624,374)
Net cash (used in) provided by financing activities	(1,489,395)	51,764,621
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,659,191)	$3,136,889

Cash Flows From Operating Activities

As of September 30, 2023, we owned eighteen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. During the nine months ended September 30, 2023, net cash provided by operating activities was $6.0 million and during the nine months ended September 30, 2022, net cash used in operating activities was $1.0 million. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See "— Results of Operations" for further discussion of our operating results for the nine months ended September 30, 2023 and 2022.

Cash Flows From Investing Activities

Net cash used in investing activities was $6.2 million for the nine months ended September 30, 2023 and primarily consisted of $6.2 million used for the improvements and additions to hotel properties. Net cash used in investing activities was $47.6 million for the nine months ended September 30, 2022 and primarily consisted of $44.4 million used for the acquisitions of hotel properties, $4.5 million used for the improvements and additions to hotel properties and $1.3 million provided from the acquisition of the VIE.

Cash Flows From Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was $1.5 million and consisted primarily of the following:

●	$0.8 million of net cash provided by offering proceeds related to our Offering and GO II Unit Offering, net of payments of commissions and other offering costs of $1.2 million;
●	$2.3 million of net cash used by debt financing as a result of proceeds from mortgage debt of $11.2 million and proceeds from lines of credit of $4.6 million, partially offset by principal payments on debt of $12.1 million, principal payments on lines of credit of $0.3 million and payments of financing costs of $0.4 million; and
●	$5.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.2 million.

During the nine months ended September 30, 2022, net cash provided by financing activities was $51.8 million and consisted primarily of the following:

●	$14.0 million of net cash provided by offering proceeds related to our Offering and GO Unit Offering, net of payments of commissions and other offering costs of $3.2 million;
●	$42.7 million of net cash used by debt financing as a result of proceeds from mortgage debt of $57.9 million and proceeds from lines of credit of $11.0 million, partially offset by principal payments on debt of $20.6 million, principal payments on lines of credit of $3.3 million and payments of financing costs of $2.3 million;
●	$3.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.5 million; and
●	$1.2 million paid for share redemptions.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first three quarters of 2023 and 2022:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Operations
First Quarter 2023	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$264,655
Second Quarter 2023	1,794,077	0.175	1,317,166	384,772	1,701,938	3,484,371
Third Quarter 2023	1,816,105	0.175	1,344,743	381,033	1,725,776	2,285,665
	$5,390,028	$0.525	$4,086,711	$1,161,625	$5,248,336	$6,034,691

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,245,454)
Second Quarter 2022	1,540,200	0.175	1,203,791	526,159	1,729,950	68,428
Third Quarter 2022	1,821,829	0.175	1,094,353	452,923	1,547,276	2,173,668
	$4,918,337	$0.525	$3,231,608	$1,546,322	$4,777,930	$(1,003,358)
(1)	Distributions for the period from January 1, 2022 through September 30, 2023 were payable to each stockholder as 100% in cash on a monthly basis.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2022 through September 30, 2023 were paid on a monthly basis. In general, distributions for all record dates of a given month during such period are paid on or about the tenth day of the following month.

For the nine months ended September 30, 2023, we paid aggregate distributions of $5.2 million, including $4.1 million of distributions paid in cash and $1.2 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the nine months ended September 30, 2023 was $5.9 million. Net cash flow provided by operations for the nine months ended September 30, 2023 was $6.0 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

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

Our results of operations for the nine months ended September 30, 2023 and September 30, 2022 are not indicative of those expected in future periods, as we were actively raising capital through our Offering along with acquiring hotel properties during both of these periods As of September 30, 2023 and 2022, we owned thirteen and nine properties, respectively, for a full 12-month operating cycle. After receiving all necessary third-party approvals, the Lakewood Property, acquired March 29, 2022, opened for business on August 16, 2022.

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

Comparison of the three months ended September 30, 2023 versus the three months ended September 30, 2022

Revenue

Room revenues totaled $19.8 million and $15.2 million for the three months ended September 30, 2023 and 2022, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $1.1 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. Hotel occupancy, ADR, and RevPAR were 72.14%, $132.01, and $95.23, respectively, for the three months ended September 30, 2023. Hotel occupancy, ADR, and RevPAR were 70.90%, $124.73, and $88.44, respectively, for the three months ended September 30, 2022. We define our comparable hotel properties as our properties that were open throughout the periods we are comparing. For the thirteen comparable hotel properties, hotel occupancy, ADR, and RevPAR were 71.40%, $130.40, and $93.10, respectively, for the three months ended September 30, 2023. For the same thirteen properties, hotel occupancy, ADR, and RevPAR were 72.20%, $123.19, and $88.94, respectively, for the three months ended September 30, 2022. The increases in ADR and RevPAR were primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 during 2023. See “— Market Outlook” for a discussion of the current and expected impact of the COVID-19 pandemic and inflationary pressures on our business.

Property Operations Expenses

Property operations expenses were $9.2 million and $7.5 million for the three months ended September 30, 2023 and 2022, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The $1.7 million increase in property operations expenses was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022 and one property in the fourth quarter of 2022.

General and Administrative Expenses

General and administrative expenses were $2.7 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment.

Sales and Marketing Expenses

Sales and marketing expenses were $1.3 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $0.3 million increase in sales and marketing expenses was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022 and one property in the fourth quarter of 2022.

Franchise Fees

Franchise fees were $1.9 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $0.5 million increase in franchise fees was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022 and one property in the fourth quarter of 2022.

Management Fees

Management fees were $1.4 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the Advisor increased by $0.1 million and the rest was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022 and one property in the fourth quarter of 2022.

Acquisition Expenses

Acquisition expenses were $0.1 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE. The decrease in acquisition expenses is primarily related to the acquisition of the VIE that holds the El Paso University Property during 2022.

Depreciation

Depreciation expenses were $2.5 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively. The $0.3 million increase in depreciation expense was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022 and one property in the fourth quarter of 2022.

Other Income (Expense), net

Other income (expense), net was $(27,615) and $3.4 million for the three months ended September 30, 2023 and 2022, respectively. The change was primarily due to a gain recorded upon acquisition of the VIE during 2022.

Interest Expense

Interest expense was $3.6 million and $3.0 million for the three months ended September 30, 2023 and 2022, respectively. The $0.7 million increase in interest expense was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022 and one property in the fourth quarter of 2022. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Comparison of the nine months ended September 30, 2023 versus the nine months ended September 30, 2022

Revenue

Room revenues totaled $54.5 million and $35.7 million for the nine months ended September 30, 2023 and 2022, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $3.5 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively. Hotel occupancy, ADR, and RevPAR were 69.53%, $126.92, and $88.25, respectively, for the nine months ended September 30, 2023. Hotel occupancy, ADR, and RevPAR were 68.20%, $117.53, and $80.15, respectively, for the nine months ended September 30, 2022. For the eleven comparable hotel properties, hotel occupancy, ADR, and RevPAR were 68.48%, $123.88 and $84.83, respectively, for the nine months ended September 30, 2023. For the same eleven properties, hotel occupancy, ADR, and RevPAR were 67.52%, $116.05, and $78.36, respectively, for the nine months ended September 30, 2022. The increases in hotel occupancy rates, ADR and RevPAR were primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 during 2023. See “— Market Outlook” for a discussion of the current and expected impact of the COVID-19 pandemic and inflationary pressures on our business.

Property Operations Expenses

Property operations expenses were $26.4 million and $18.1 million for the nine months ended September 30, 2023 and 2022, respectively. The $8.3 million increase in property operations expenses was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022 and one property in the fourth quarter of 2022.

General and Administrative Expenses

General and administrative expenses were $7.6 million and $7.7 million for the nine months ended September 30, 2023 and 2022 respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment.

Sales and Marketing Expenses

Sales and marketing expenses were $3.7 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $1.3 million increase in sales and marketing expenses was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022 and one property in the fourth quarter of 2022.

Franchise Fees

Franchise fees were $5.0 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $1.7 million increase in franchise fees was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022 and one property in the fourth quarter of 2022.

Management Fees

Management fees were $3.9 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the Advisor increased by $0.5 million and the rest was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022 and one property in the fourth quarter of 2022.

Acquisition Expenses

Acquisition expenses were $0.1 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE. The decrease in acquisition expenses is primarily related to the acquisition of the VIE that holds the El Paso University Property during 2022.

Depreciation

Depreciation expense was $7.6 million and $5.6 million for the nine months ended September 30, 2023 and 2022, respectively. The $2.0 million increase in depreciation expense was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022 and one property in the fourth quarter of 2022.

Other Income, net

Other income, net was $1.4 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily due to a gain recorded upon acquisition of the VIE during 2022.

Interest Expense

Interest expense was $11.1 million and $7.6 million for nine months ended September 30, 2023 and 2022, respectively. The $3.5 million increase in interest expense was primarily due to the acquisitions of three hotel properties and the acquisition of an equity and profits interest in the parent of an entity holding a leasehold interest in one property in the third quarter of 2022 and one property in the fourth quarter of 2022. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our securities offerings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Material Weakness in Internal Control over Financial Reporting

In connection with the review of the Company’s consolidated financial statements for the quarter ended September 30, 2022, we identified a material weakness in our control environment related to the accounting treatment of an acquisition in August of 2022 of a controlling interest in an entity which holds the leasehold interest in a hotel property. We believe that this material weakness was a result of the misapplication of the GAAP accounting guidance. The material weakness did not result in any misstatements, material or otherwise, to the financial statements issued for the quarters ended March 31, 2022 or June 30, 2022. Solely due to this weakness, our management concluded that at September 30, 2023, the Company’s internal control over financial reporting was not effective.

Subsequent to September 30, 2023, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.  The remediation actions include consultation with external GAAP accounting experts on non-recurring, significant, or unusual transactions.  We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the application controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of this material weakness will be completed prior to the end of 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, except for the material weakness noted above, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation plan described above was implemented subsequent to September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 9 “Stockholders’ Equity” of the notes to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV. During the three months ended September 30, 2023 we sold 104,714 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $1.0 million, including 37,946 shares issued pursuant to our dividend reinvestment plan. During the three months ended September 30, 2023, aggregate selling commissions of $16,443 and marketing and diligence allowances and other wholesale selling costs and expenses of $0.4 million were paid in connection with the private offering.

GO Unit Offering

On June 15, 2020, we commenced a private placement offering of limited partnership units in our Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of the Company, as the General Partner of the Operating Partnership, (the “GO Unit Offering”). The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. The Operating Partnership was offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO LP Units (a “Series GO Limited Partner”) will have the right to exchange its Series GO LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange. The exchange right is not available until all of the following have occurred (the “Exchange Date”): (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO Limited Partner has held its Series GO LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the three months ended September 30, 2023, we sold and issued no Series GO LP Units in the GO Unit Offering, resulting in no gross proceeds. During the three months ended September 30, 2023, there was no aggregate selling commissions and marketing and diligence allowances and other wholesale selling costs and expenses paid in connection with the offering.

Series T LP Units

On June 15, 2020, the Operating Partnership established the Series T LP Units as a new series of limited partnership units in the Operating Partnership. The Operating Partnership may issue the Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. During the three months ended September 30, 2023, the Operating Partnership issued no Series T LP Units in connection with contributions of hotel properties. During the year ended December 31, 2022, the Operating Partnership issued an aggregate of 2,559,737 Series T LP Units in connection with contributions of hotel properties. These securities were issued in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to the terms of the partnership agreement of the Operating Partnership, each holder of Series T LP Units (a “Series T Limited Partner”) will have its Series T LP Units be eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after the issuance of the Series T LP Units, at which point the value will be calculated pursuant to the terms of the partnership agreement of the Operating Partnership and the formula set forth in the contribution agreement between the Operating Partnership and the Series T Limited Partner. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. The Series T LP Units will also automatically convert into Common LP Units upon other events as described in the partnership agreement of the Operating Partnership at a rate based on a mathematical formula. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined in the previous paragraph). Notwithstanding the above, the Company may waive any of the requirements of the Exchange Date described in the paragraph above in its sole discretion other than (ii) or (iv).

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined above). Notwithstanding the above, the Company may waive any of the requirements described above in its sole discretion other than (ii) or (iv). During the three months ended September 30, 2023, the Operating Partnership issued no Common LP Units. During the year ended December 31, 2022, the Operating Partnership issued 460,000 Common LP Units.

GO II Units Offering

On April 7, 2023, we commenced a private offering of limited partnership units in the OP, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. Our board of directors extended the term of the GO II Unit Offering to march 31, 2025. During the three months ended September 30, 2023, the Operating Partnership issued no Series GO II LP Units. During the three months ended September 30, 2023, there were no aggregate selling commissions and marketing and diligence allowances and other wholesale selling costs and expenses of $1,697 were paid in connection with the private offering.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan and the discretion provided therein, we will repurchase shares within 21 days following the end of a calendar quarter. During the nine months ended September 30, 2023, we repurchased no shares of our common stock.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2023	—	$—	(1)
February 2023	—	$—	(1)
March 2023	—	$—	(1)
Total	—
April 2023	—	$—	(1)
May 2023	—	$—	(1)
June 2023	—	$—	(1)
Total	—
July 2023	—	$—	(1)
August 2023	—	$—	(1)
September 2023	—	$—	(1)
Total	—
Nine Months Ended September 30, 2023	—
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

10.279

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.279 to the Annual Report on Form 10-K filed March 27, 2024)

10.280

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of October 9, 2023 (incorporated by reference to Exhibit 10.280 to the Annual Report on Form 10-K filed March 27, 2024)

10.281

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of December 27, 2023 (incorporated by reference to Exhibit 10.281 to the Annual Report on Form 10-K filed March 27, 2024)

10.282

Change in Terms Agreement for Loan Agreement with NHS, LLC dba National Hospitality Services, dated as of December 28, 2023 (incorporated by reference to Exhibit 10.282 to the Annual Report on Form 10-K filed March 27, 2024)

10.283

Fourth Amendment to the Revolving Line of Credit Loan Agreement between the Operating Partnership and Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.284

Fourth Amended and Restated Promissory Note entered into by the Operating Partnership in favor of Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed April 5, 2024)

10.285	Loan Agreement between the Borrower and Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.286

Promissory Note entered into by Borrower in favor of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.287

Pledge and Security Agreement entered into by the Operating Partnership in favor of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.288

Pledge and Security Agreement entered into by Lodging Fund REIT III TRS, Inc. in favor of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.289

Guaranty of Payment Norman H. Leslie for the benefit of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.290

Loan Agreement between the Operating Partnership and Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.291

Promissory Note entered into by the Operating Partnership in favor of Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.292

Pledge and Security Agreement entered into by the Company in favor of the Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed April 2, 2024)

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