Form 10-K
period 2023-12-31
Lodging Fund REIT III, Inc.
filed 2024-12-17
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s shares of common stock. On June 1, 2018 the registrant launched its ongoing private offering of its shares of common stock, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were 9,787,922 shares of common stock held by non-affiliates as of June 30, 2023.

As of December 17, 2024, there were 10,009,663 outstanding shares of common stock of the registrant.

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

Risks Related to Our Business

●	Our business strategy depends significantly on achieving revenue and net income growth from anticipated increases in demand for hotel rooms, which will be adversely affected by weak economic conditions, high rates of inflation and travel-related concerns, and risks associated with the COVID-19 pandemic and other possible future pandemics and similar outbreaks. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.
●	Our advisor, Legendary Capital REIT III, LLC (the “Advisor”), its executive officers and other key personnel, the employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor as well as certain of our officers and directors, whose services are essential to the Company, may be involved in other business ventures, and will face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of the Advisor, its executive officers and key personnel, the employees of the Sponsor, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders.
●	We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties for the same or similar services. Such fees may result in conflicts of interest between the Advisor and our stockholders due to the nature of the incentive fees and management fees.

●	We have paid distributions from proceeds from our ongoing private offering described below (the “Offering”) and, to the extent our board of directors declares future distributions, we may continue to fund distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital.
●	If we are unable to raise substantial funds in our securities offerings, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue.
●	We may be unable to identify properties that meet our investment criteria in a timely manner or on acceptable terms, and may be unable to consummate investment opportunities that we identify, which could result in reduced returns or reduce the amount available for distributions to our stockholders.
●	We have acquired, and intend to acquire, only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders.

●	Although our board of directors has authorized management to pursue an exit strategy and position us for a sale or merger as early as 2025, there is no assurance that this process will result in the approval or completion of any specific transaction or outcome. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on favorable terms. There can be no assurance that we will successfully implement our strategy, or that any potential transaction or other strategic alternative will result in stockholder liquidity or provide a return to stockholders that equals or exceeds our estimated value per share.

Risks Related to the Lodging Industry and Real Estate Industry

●	We may be unable to dispose of our properties within any given period of time on advantageous terms or at all due to various factors, including weakness in our properties’ markets, unavailability of financing, changes in the financial condition of prospective purchasers or changes in general economic conditions, which could reduce our cash flow and limit our ability to make distributions to our stockholders.
●	Adverse economic, business or real estate developments in our markets, as well as low consumer confidence, declines in corporate budgets, high rates of inflation, and decreases in personal discretionary spending levels, may adversely affect our financial performance and the value of our properties and may limited our ability to pay distributions to our stockholders.
●	Competition for guests, including with other hotels, resorts and vacation rental marketplaces, may reduce our hotels’ revenues and profitability.
●	The hospitality industry is seasonal in nature. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.
●	We rely on management companies to operate our hotel properties, giving us less control than if we were managing the hotels ourselves. Further, NHS, LLC dba National Hospitality Services (“NHS”), the management company currently directly or indirectly managing nine of our existing hotel properties on a day-to-day basis, is an affiliate of Norman H. Leslie, a director and officer of the Company and a principal of the Advisor. This relationship may cause conflicts of interest between the Advisor and our stockholders.

●	Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business.

Risks Related to Debt Financing

●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which will put those investments at risk of forfeiture if we are unable to repay such debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders.
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, refinance or extend existing financing, which will depend on debt and capital markets conditions. In addition, we have loans with variable interest rates, and may incur additional variable rate debt in the future. Volatility in these markets could negatively impact such loans. Interest rates have increased and may continue to rise, though the timing and amount of any such future interest rate increases are uncertain. There can be no assurance that we will be able to obtain financing or refinance or extend existing financing on favorable terms, or at all.

Federal Income Tax Risks

●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

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

Our Advisor is wholly-owned by Corey Maple, a director of the Company, and Norman Leslie, an officer and director of the Company. To facilitate our REIT structure, the Operating Partnership formed Lodging Fund REIT III TRS, Inc., a Delaware corporation (“Master TRS”), to act as the “master” taxable REIT subsidiary (“TRS”) entity. When we acquire a Project, the Master TRS forms a separate wholly-owned TRS to act as lessee of the Project (a “TRS Lessee”). That TRS Lessee will enter into a lease agreement with a wholly-owned subsidiary of the Operating Partnership to operate the

Project. We have engaged National Hospitality Services (“NHS”) to manage eleven of the Projects acquired to date; however, we can engage and have engaged third party property management companies. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services.

Initial Offering

We are currently conducting an offering (the “Offering”) in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 in an amount of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are currently offering the shares in the private offering at an offering price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an offering price of $10.04 per share. As of December 31, 2023, the Company had issued and sold 10,243,193 shares of common stock, including 1,167,594 shares attributable to our DRIP, and received aggregate proceeds of $100.2 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $85.9 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of December 31, 2023, we have repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469. See Part II Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Plan”.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the Operating Partnership, designated as Series Growth & Opportunity Limited Partner Units (“Series GO LP Units”), with a maximum offering of $20,000,000, which could be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of December 31, 2023, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series Growth & Opportunity II Limited Partner Units (“Series GO II LP Units”), with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of the Company as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. As of December 31, 2023, the Operating Partnership had issued and sold 129,787 Series GO II LP Units and received gross aggregate proceeds of $1.0 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $0.9 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of December 31, 2023, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the year ended December 31, 2023, the Company declared distributions of $0.2 million.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2023, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit at the time of issuance, in connection with two property contributions.

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

Independent Director Compensation

During 2022, we began compensating our independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. On March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, we issued 500 shares of our common stock to each of our three independent directors and on March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, we issued 400 shares of our common stock to each of our two independent directors. For the years ended December 31, 2022 and 2023, we recognized stock-based compensation expense of $60,000 and $42,280. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

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

On August 28, 2023, the Advisor and Mr. Maple, without admitting or denying the findings, agreed to an administrative cease-and-desist order relating to Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended. A copy of the order can be found on the SEC’s website at https://www.sec.gov/files/litigation/admin/2023/33-11227.pdf. As part of the settlement, the Advisor agreed to pay disgorgement of $463,900, prejudgment interest of $85,432 and a civil monetary penalty of $225,000 and Mr. Maple agreed to pay a civil monetary penalty of $100,000. Additionally, the Advisor has undertaken to (a) retain a qualified independent consultant acceptable to the SEC, at the Advisor’s expense, within 60 days of the date of entry of the order to review the Advisor’s policies, procedures and controls regarding the proper allocation of expenses between the Advisor and the Company as provided in the order, (b) require the consultant to submit a report to the Advisor and the SEC staff within 120 days of the entry of the order with its findings and any recommendations for changes or improvements, and (c) adopt, implement and maintain all policies, procedures and practices recommended by the consultant’s report within 120 days of receiving the report from the consultant. As of the date of this filing, each of these actions has been taken by the Advisor and Mr. Maple, as applicable, in accordance with the terms of the SEC order.

Our Investment Objectives and Operations

We have invested and intend to continue to invest primarily in 80 to 200 room limited-service, select-service, full-service and extended-stay hotel properties with strong mid-market brands in America’s Heartland. Our overall strategy is to purchase a diverse portfolio of hotels that presents a strong opportunity for both cash flow generation and capital appreciation. We will attempt to diversify our investment portfolio by geography, brand and asset opportunity type. Our target markets are metropolitan statistical areas in America’s Heartland with populations exceeding 250,000 that exhibit well-diversified business and leisure demand generators. We intend to focus mainly on well-known and established hotel brands, such as Marriott Hotels®, Hilton®, IHG and Hyatt® and their affiliated “flags”, however, we may acquire lesser-

known hotel brands where strategically appropriate. We will attempt to further diversify our investments based on three asset opportunity classes: “Stabilized” opportunities (steady historical performers), “Refresh” opportunities (needing capital expenditure or management upgrades) and “Value” opportunities (requiring significant upgrades and stabilization). We do not intend to add Value opportunities unless circumstances arise that would make it advantageous.

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

Our Investment Strategy

Real Estate Portfolio

We acquired our first real estate property on November 30, 2018. As of December 31, 2023, our real estate portfolio consisted of nineteen Projects located in the following cities: Cedar Rapids, Iowa; Pineville, North Carolina; Eagan, Minnesota; Prattville, Alabama; Lubbock, Texas; Southaven, Mississippi; Aurora, Colorado; El Paso, Texas; Houston, Texas; Northbrook, Illinois; Fargo, North Dakota; Lakewood, Colorado; Fort Collins, Colorado; Charlotte, North Carolina; and Wichita, Kansas, referred to in this Form 10-K as the “Cedar Rapids Property,” the “Pineville Property,” the “Eagan Property,” the “Prattville Property,” the “Lubbock Home2 Property,” the “Lubbock Fairfield Property,” the “Southaven Property,” the “Aurora Property,” the “El Paso HI Property,” the “Houston Property,” the “Northbrook Property”; the “Fargo Property”; the “El Paso Airport Property”; the “Lakewood Property”; the “Fort Collins Property”; the “El Paso University Property”; the “Charlotte Property”; the “Pineville HGI Property”; and the “Wichita Property” respectively. We own an equity and profits interest in the parent of the entity which holds a leasehold interest in the El Paso University Property. See Part I, Item 2 “Properties” for a more detailed description of our real estate portfolio.

Real Estate Investments

We believe there is a significant inventory of hotel properties in our target markets that are of quality construction, in good locations with well-known brands and historical track records that meet our diversified portfolio parameters. We have targeted and plan to continue to target markets that have been historically strong from a demand and growth perspective. We also plan to focus on hotel properties that we anticipate will require relatively modest necessary capital improvements in the short term. Our intention is to build a diversified portfolio of hotel properties, complete certain property improvements and operate the individual hotel properties with a final goal of selling the entire portfolio in a single transaction.

The majority of our current hotel properties are, and we expect the majority of future hotel properties to be midscale hotels that do not provide full-service facilities to guests including the following types of franchised hotel properties:

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

We generally have acquired a fee interest in hotel properties directly through special purpose entities which are generally wholly owned subsidiaries of our Operating Partnership. We may also make investments in certain hotel properties through joint ventures with third-party institutions, developers, operators, investors and other third parties as well as with affiliates of the Advisor. Such joint ventures may be leveraged with debt financing or unleveraged. We believe COVID-19 has created an environment favorable for acquisitions using a mechanism known as an Umbrella Partnership REIT (“UPREIT”), whereby the owner of the hotel property desires to exchange its hotel property for limited partnership interests in the Operating Partnership pursuant to an UPREIT contribution agreement. We have purchased hotel properties, and anticipate that we will purchase additional hotel properties, using the UPREIT model as they generally require less cash investment, while providing tax and other benefits to the property sellers, but we may also enter into purchase and sale agreements with the seller. As of the date of this filing, we acquired ten hotel properties pursuant to an UPREIT contribution agreement and have two properties under contract pursuant to an UPREIT contribution agreement. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events”.

We have financed and plan to continue to finance the purchase of hotel properties with proceeds from the Offering and loans obtained from third-party lenders and Legendary A-1 Bonds, LLC, an affiliate of the Advisor. We expect to use moderate leverage to enhance the total cash flow to our stockholders. We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties; however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of our board of directors. As of December 31, 2023, our aggregate loan-to-value ratio, based on the aggregate purchase price of the hotel properties, was approximately 57%. We will seek to obtain financing on the most favorable terms available. Loans are expected to be nonrecourse and will be secured by the applicable hotel property. In some cases, however, we have been, and in the future may be, required to enter into guarantees for the loans for certain non-recourse carve-outs.

We have obtained and may in the future obtain lines of credit or other financings, secured by one or more of the hotel properties, to provide financing for acquisitions, to fund property improvements and other capital expenditures, to make distributions, and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2023, we had a $5.0 million line of credit with Western Bank, a $13.5 million line of credit with Legendary A-1 Bonds, LLC to provide immediate capital to fund acquisitions of the hotel properties and a $0.6 million dollar Line of Credit with NHS. As of December 31, 2022, we had a $5.0 million line of credit with Western Bank and a $10.0 million line of credit with Legendary A-1 Bonds, LLC to provide immediate capital to fund acquisitions of the hotel properties. As of December 31, 2023, we had $18.4 million outstanding on the lines of credit. As of December 31, 2022, we had $12.4 million outstanding on the line of credit.

As of December 31, 2023 and 2022, we had $180.2 million and $180.3 million, respectively, in outstanding mortgage debt secured by nineteen hotel properties, with maturity dates ranging from March 2024 to April 2029 and fixed and variable interest rates ranging from 3.70% to 12.85%. As of December 31, 2023 and 2022, the weighted-average interest rate was 6.24% and 5.74%, respectively. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt” for additional details.

Our Disposition Strategy

Our initial plan was to hold and manage the hotel properties and our other investments for approximately five years following the termination of the Offering, although our board of directors has discretion to extend this holding period indefinitely. Our current intention, however, is to dispose of our entire portfolio as soon as practicable when market conditions are favorable, pursuant to the exit strategy authorized by our board of directors on May 7, 2024. Circumstances may arise, however, that make it more beneficial to sell one or more hotel properties on an individual basis. The Advisor will continually evaluate each hotel property’s performance based on economic and market conditions and our overall objectives to determine an appropriate time to sell the hotel properties in an effort to maximize total returns to our stockholders. The determination of when a particular hotel property should be sold or otherwise disposed of will be made by our board of directors, upon recommendation by our Advisor.

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

Competition

Our current hotel properties compete with numerous other hotels throughout the United States in addition to alternative lodging. During the COVID-19 pandemic and the recovery period, we believe that the markets in which our hotels are located, the proximity of our hotels to main transportation routes, hotel categories, and brand level enhanced safety protocols will provide a competitive advantage over other hotels.

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

From inception of our Offering through December 31, 2022, the offering price for our shares of common stock in the Offering was $10.00 per share (ignoring purchase price discounts for certain purchasers), which was determined primarily by our board of directors and bore no relationship to any established criteria of value such as book value or earnings per share, or any combination thereof. Further, the price of our shares of common stock was not based on our past earnings, nor does that price necessarily reflect current market value for our assets. Our board of directors approved an estimated net asset value per share (“Share NAV”) of our assets as of December 31, 2022 and based on such Share NAV adjusted the offering price for our shares in the Offering to $10.57 per share, effective January 6, 2023.  The Share NAV was determined by our board of directors taking into account appraisals of the Company’s real estate properties and other factors deemed relevant by the board of directors.  The ordinary course of our business does not entail the valuation of businesses or securities, and therefore cannot guarantee that our estimation of the Share NAV will be an accurate estimation of our enterprise value. Further, we have not determined a new Share NAV since December 31, 2022 and, as a result, the current Share NAV and Offering price per share may not reflect an accurate estimation of the Company’s enterprise value.

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

Risks Related to Our Business

Our business strategy depends significantly on achieving revenue and net income growth from anticipated increases in demand for hotel rooms, which will be adversely affected by weak economic conditions, high rates of inflation and travel-related concerns, and risks associated with the COVID-19 pandemic and other possible future pandemics and similar outbreaks.

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

During the years ended December 31, 2022 and 2023, inflation in the United States increased significantly and may to continue at an elevated level in the near-term. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. Though the Federal Reserve lowered the benchmark federal funds rate in September 2024, it may raise the federal funds rate in the future, which would likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth and/or a recession. Additionally, U.S. government policies implemented to address inflation, including actions by the Federal Reserve to increase interest rates, could negatively impact consumer spending and adversely impact the broader economy, resulting in job losses for many of our residents.

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

As of December 31, 2023, we owned a portfolio of nineteen hotel properties, including the equity and profits interest in the parent of the entity which holds a leasehold interest in the El Paso University Property. We have no plans to acquire assets other than hotel properties, which limits the diversification of the type of properties we own. If we do not raise substantial funds in our securities offerings, we will be limited in the number and type of investments we and the Operating Partnership may make, which will result in a less diversified portfolio. We may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to experience more volatility due to the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase, which may limit our ability to pay distributions to our stockholders. A limited number of hotel properties may place a substantial portion of the funds invested in the same geographical location with the same property-related risks. In that case, the decline in a particular real estate market could substantially and adversely impact us. In the event of an economic recession affecting the economies of the areas in which the hotel properties are located, a decline in real estate values in general or the occurrence of any one of many other adverse circumstances, our financial performance could be materially and adversely affected.

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

Despite the filing of this annual report on Form 10-K, we face a continuing risk that the SEC will initiate an administrative proceeding to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to timely file our annual reports on Form 10-K and our continuing delinquent quarterly reports on Form 10-Q. There may be continued concern on the part of investors and employees about our financial condition and extended filing delay status, which may result in the loss of business opportunities, limitations on our ability to raise capital, and general reputational harm. Any of the foregoing could materially adversely affect our business, results of operations and financial condition.

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

Although our board of directors has authorized management to pursue an exit strategy and position us for a sale or merger as early as 2025, there is no assurance that this process will result in the approval or completion of any specific transaction or outcome. Further, although we have begun the process of exploring strategic alternatives and marketing for sale our assets, there is no assurance that we will achieve an exit strategy within the proposed time period or in the manner anticipated. The process of exploring strategic alternatives and marketing our assets could be time-consuming and disruptive to our business operations and could divert management’s attention from our business, and we could incur substantial expenses associated with identifying and evaluating potential transactions. Further, any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on favorable terms. Specifically, current general economic conditions, including high interest rates in a high inflation environment, may adversely impact the valuation of our assets and make it more difficult for potential purchasers to obtain acquisition financing on acceptable terms or at all. There can be no assurance that we will successfully implement our strategy, or that any potential transaction or other strategic alternative will result in stockholder liquidity or provide a return to stockholders that equals or exceeds our estimated value per share.

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

The rapid evolution and increased adoption of artificial intelligence technologies, but us or by third parties, may also heighten our cybersecurity risks by making cyberattacks more difficult to detect, contain and mitigate. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. In addition, cybersecurity risk has increased as a result of global remote working dynamics for our customers, employees and third-party providers that present additional opportunities for threat actors to engage in social engineering and to exploit vulnerabilities in non-corporate networks. Many of the information systems and networks used to operate our lodging properties are managed by our third-party property managers or franchisors and are not under our control. Any failure to maintain proper function, security and availability of our information systems or the information networks managed by our third-party property managers or franchisors could interrupt our operations, result in delayed sales or bookings or lost guest reservations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Labor shortages and increased costs for labor could adversely affect our business and financial results.

Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas, with such supply issues increasing to historical levels in 2022 and 2023. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business. Additionally, competition for qualified employees has required us to pay meaningfully higher wages to attract employees, and continued tightness in labor markets could result in continued escalation of labor costs.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (now a division of First Citizens Bank) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, which has been followed by the collapse of Signature Bank, Silvergate Capital Corp. and First

Republic Bank. Other than one account at Signature Bank for one of our hotel properties, we do not currently have direct exposure to these financial institutions. If a depository institution in which we deposit funds is adversely impacted from conditions in the financial or credit markets or otherwise, it could impact access to our cash or cash equivalents and could adversely impact our financial condition. Our cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2023. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties' ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

Illiquidity of real estate investments could significantly impede our ability to liquidate our portfolio on advantageous terms or within any given period of time.

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

We have obtained, and expect in the future to obtain, loans to acquire the hotel properties and thus, the hotel properties will be leveraged. We may also obtain mortgage debt on hotel properties that we already own in order to obtain funds to acquire additional hotel properties, to fund property improvements and other capital expenditures, to make distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of our board of directors. As of December 31, 2023, our aggregate loan-to-value ratio, based on the aggregate purchase price of the hotel properties, was approximately 57%. No assurance can be given that future cash flow will be sufficient to make the debt service payments on any loans and to cover all operating expenses. If the hotel properties’ revenues are insufficient to pay debt service and operating costs, we may be required to seek additional working capital. There can be no assurance that such additional funds will be available. In the event additional funds are not available, the lenders may foreclose on the hotel properties and our stockholders could lose their investment. In addition, the degree to which we are leveraged could have an adverse impact on us, including (i) increased vulnerability to adverse general economic and market conditions, (ii) impaired ability to expand and to respond to increased competition, (iii) impaired ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes and (iv) requiring that a significant portion of cash provided by operating activities be used for the payment of debt obligations, thereby reducing funds available for distributions, operations and future business opportunities.

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

As of the date of this filing, we had a total of $34.3 million of variable rate notes payable, including our existing line of credit with Western State Bank, and it is anticipated that the loans we obtain in the future may have variable interest rates. Any increase in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. An increase in interest rates could also affect our ability to refinance or extend existing financing on favorable terms, or at all. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. Interest rates may continue to rise, though the timing and amount of any such future interest rate increases are uncertain. In the event that the interest rate on any loan increases significantly, we may not have sufficient funds to pay the required interest payments. In such event, the continued ownership of the applicable hotel property may be threatened. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times or on terms that may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.

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

Non-United States investors may be subject to FIRPTA on the sale of its shares if we are unable to qualify as a “domestically controlled” REIT.

A non-United States person disposing of a United States real property interest, including shares of a United States corporation whose assets consist principally of United States real property interests, is generally subject to a tax under the Foreign Investment in Real Property Tax Act, known as FIRPTA, on the gain recognized on the disposition of such interest. Note that “qualified foreign pension funds” and certain other qualified foreign stockholders may be generally exempt from FIRPTA. In addition, FIRPTA does not apply, however, to the disposition of shares in a REIT if the REIT is a “domestically controlled” REIT.  A REIT is a domestically controlled REIT if, at all times during a specified testing period (the continuous five-year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-United States holders. We cannot assure you that we will qualify as a domestically controlled REIT. Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify the existing prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or domestic “C” corporations owned 50% or more directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” and “international organizations” as foreign persons for this purpose. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. We cannot predict when we will commence being subject to such look-through rule in the Final Regulations and we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules. If we were to fail to qualify as a domestically controlled REIT, and if a separate exemption did not apply, gain realized by a non-United States investor on a sale of its shares would be subject to FIRPTA unless our shares of common stock were traded on an established securities market and the non-United States investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management policy intended to protect the confidentiality, integrity and availability of our critical systems and information. Our policy establishes the framework for managing cybersecurity risks and outlines the measures and protocols to protect our information systems. Our risk management and strategy is managed by our third-party IT Management Service Provider, Network Center, Inc. (“Network Center”) with oversight by our VP of Operations. Our policy applies to all employees, contractors, and all third-party partners who have access to our information systems. Our cybersecurity risk management policy is integrated into our overall enterprise risk management processes.

Our risk management policy includes continual monitoring by Network Center, as they manage our technical defenses. Risk assessments and penetration testing are performed on a quarterly basis to identify and mitigate potential threats. Procedures have been implemented for identifying, evaluating and addressing vulnerabilities. Additionally, vulnerability assessments are performed monthly by Network Center. An additional part of our risk management strategy is having a clear process for reporting cybersecurity incidents and the development and maintenance of an incident response plan to address and mitigate the impact of cybersecurity incidents.

A key component of our risk management and strategy surrounds data protection. We have implemented strict access controls for each individual employee to ensure only authorized personnel can access sensitive and confidential data. All digital communication is pre-screened for potentially malicious actions through a dedicated email security provider. For additional protection, we have implemented multi-factor authentication along with email encryption to ensure data is protected while at rest and in transit. We are also protected through a multilayered approach to security through the ESET Protection Platform, which provides formidable defense through cyber threat prevention, detection and response.

In addition, we provide regular cybersecurity training to all employees on a quarterly basis and conduct ongoing awareness programs to keep employees informed about cybersecurity best practices. Employees have been trained, enabling them to detect and report on any malicious intrusions or social engineering attempts to infiltrate our systems. They are also regularly trained, tested and reported on through KnowB4 spear-phishing email campaigns to ensure our training is effective.

We are fully insured for cyber risk through our insurance provider.

Governance

Our board of directors is responsible for overseeing our policies and practices related to corporate governance including cybersecurity risks. On an annual basis, management receives a report from Operations Management on our cybersecurity threat risk, management processes, and strategies. In addition to annual meetings, our board of directors, management and Audit Committee are notified of any cybersecurity incident, its threat level and the response. The threat level and response are evaluated and documented in a report by Operations leadership and our IT Services Provider. Based on our board of directors and Audit Committee review of the incident report, they determine if the findings require disclosure to the SEC.

Our cyber security policies and procedures are reviewed and updated annually or as needed to address any emerging threats and changes in regulatory requirements.

To date, there have been no confirmed cyber security breaches, unauthorized intrusions or threats detected within our mainframe operating systems, our encrypted e-mail servers, or our advanced firewall protections, and we have not identified risks from known cybersecurity threats, that have materially affected or that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors – We and our hotel managers and franchisors rely on information technology in our operations, and any material failure, inadequacy, interruption, cyber-attack or security failure of that technology could harm our business.”

Item 2. Properties.

Our principal executive offices are located at 1635 43rd Street South, Suite 205, Fargo, North Dakota 58103. Our telephone number is (701) 630-6500. We lease our offices from an unrelated third party.

Hotel Properties

As of December 31, 2023, we consolidated nineteen hotel properties, consisting of eighteen hotels properties owned by us and an equity and profits interest in the parent of the entity which holds as leasehold interest in one hotel property. The following table provides summary information regarding the hotel properties owned by us as of December 31, 2023:

				Number
			Date	of Guest	Purchase		Transaction	Total	%
Hotel	Property Type	Location	Purchased	Rooms	Price		Costs	Purchase Price	Interest
Holiday Inn Express (the “Cedar Rapids Property)	Limited-Service	Cedar Rapids, IA	November 30, 2018	83	$7,700,000		$158,333	$7,858,333	100%
Hampton Inn & Suites (the “Pineville Property”)	Limited-Service	Pineville, NC	March 19, 2019	111	13,897,358	(1)	303,744	14,201,102	100%
Hampton Inn (the “Eagan Property”)	Limited-Service	Eagan, MN	June 19, 2019	122	13,950,000		278,333	14,228,333	100%
Home2 Suites (the “Prattville Property”)	Extended-Stay	Prattville, AL	July 11, 2019	90	14,750,000		356,014	15,106,014	100%
Home2 Suites (the “Lubbock Home2 Property”)	Extended-Stay	Lubbock, TX	December 30, 2019	100	14,150,000		284,776	14,434,776	100%
Fairfield Inn & Suites (the "Lubbock Property")	Limited-Service	Lubbock, TX	January 8, 2020	101	15,150,000		496,431	15,646,431	100%
Homewood Suites (the "Southaven Property")	Extended-Stay	Southaven, MS	February 21, 2020	99	20,500,000		445,090	20,945,090	100%
Courtyard by Marriott (the "Aurora Property")	Select-Service	Aurora, CO	February 4, 2021	141	23,610,000		458,129	24,068,129	100%
Holiday Inn (the "El Paso HI Property")	Select-Service	El Paso, TX	May 12, 2021	175	10,300,000		361,019	10,661,019	100%
Hilton Garden Inn (the "Houston Property")	Select-Service	Houston, TX	August 3, 2021	182	19,910,000		918,353	20,828,353	100%
Sheraton Hotel (the "Northbrook Property")	Full-Service	Northbrook, IL	December 3, 2021	160	11,400,000		340,005	11,740,005	100%
Hampton Inn & Suites (the “Fargo Property”)	Limited-Service	Fargo, ND	January 18, 2022	90	11,440,000		302,222	11,742,222	100%
Courtyard by Marriott (the "El Paso Airport Property")	Select-Service	El Paso, TX	February 8, 2022	90	15,120,000		333,234	15,453,234	100%
Fairfield Inn & Suites (the "Lakewood Property")	Limited-Service	Lakewood, CO	March 29, 2022	142	18,800,000		862,117	19,662,117	100%
Residence Inn (the "Fort Collins Property")	Extended-Stay	Fort Collins, CO	August 3, 2022	113	15,800,000		546,009	16,346,009	100%
Hilton Garden Inn (the "Pineville HGI Property")	Select-Service	Pineville, NC	August 25, 2022	113	10,930,000		347,149	11,277,149	100%
Hilton Garden Inn (the "Charlotte Property")	Select-Service	Charlotte, NC	August 25, 2022	112	15,440,000		416,387	15,856,387	100%
Holiday Inn Express (the "Wichita Property")	Limited-Service	Wichita, KS	December 22, 2022	84	7,400,000		234,310	7,634,310	100%
				2,108	$260,247,358		$7,441,655	$267,689,013

(1)	The seller of the Pineville Property was entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income ("NOI") for one of the 12-month periods ending March 31, 2021, March 31, 2022, or March 31, 2023, as elected by the seller. The period to elect to receive additional compensation has passed with no election being made, as the seller did not elect the 12-month period ending March 31, 2021, March 31, 2022 or March 31, 2023.

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

Management Agreements

NHS Agreement

As of December 31, 2023, eleven of our hotel properties were subject to management agreements with NHS with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. The day-to-day operations of the Pineville Property was managed by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement between NHS and Beacon until January 31, 2023, with HP Hotel Management taking over the day-to-day operations as of February 1, 2023.

Vista Host Agreement

As of December 31, 2023, our Southaven Property was subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for two (2) successive five-year periods unless terminated earlier in accordance with its terms.

Aimbridge Agreement

As of December 31, 2023, each of our Houston Property, El Paso Airport Property and El Paso University Property was subject to a management agreement with Interstate Management Company, LLC (“Aimbridge”). The Aimbridge agreement for the Houston Property has an initial term expiring on August 3 of the third full calendar year following the effective date of the agreement. The agreement will automatically renew for additional successive terms of one year each unless terminated earlier in accordance with its terms. The Aimbridge agreement for the El Paso Airport Property and the El Paso University Property each has an initial five (5) year term and will automatically renew for one (1) year periods unless terminated earlier in accordance with its terms.

KAJ Agreement

As of December 31, 2023, each of the Fargo Property and the Wichita Property was subject to a management agreement with KAJ Hospitality Inc. (“KAJ”). Each KAJ agreement has an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms.

HP Agreement

As of December 31, 2023, the Charlotte Property and the Pineville HGI Property were each subject to a management agreement with HP Hotel Management, Inc. (“HP”). Each HP agreement has an initial term expiring three years after its effective date, which automatically renews for successive three-year periods, unless terminated in accordance with its terms. On February 1, 2023, HP assumed the management of the Pineville Property.

Franchise Agreements

As of December 31, 2023, all of our hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, we pay a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. We paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

Item 3. Legal Proceedings.

We may from time to time be a party to legal proceedings which arise in the ordinary course of our business. See Note 12 “Commitments and Contingencies” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for a discussion of legal proceedings and governmental authority inquiries that were ongoing during the year ended December 31, 2023. Management is not aware of any current or pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such legal proceedings contemplated by governmental authorities.

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

Stockholder Information

As of December 17, 2024, we had 10,009,663 shares of our common stock outstanding, held by a total of 1,362 stockholders.

Distribution Information

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing.

Distributions declared, distributions paid, and net cash flow used in operations during 2023 and 2022, aggregated by quarter, are as follows:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2023	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$264,655
Second Quarter 2023	1,794,077	0.175	1,317,166	384,772	1,701,938	3,484,371
Third Quarter 2023	1,816,105	0.175	1,344,743	381,033	1,725,776	2,285,665
Fourth Quarter 2023	1,826,402	0.175	1,433,319	335,912	1,769,231	(2,980,745)
	$7,216,430	$0.700	$5,520,030	$1,497,537	$7,017,567	$3,053,946

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,293,181)
Second Quarter 2022	1,540,200	0.175	1,203,791	526,159	1,729,950	20,841
Third Quarter 2022	1,821,829	0.175	1,094,353	452,923	1,547,276	2,268,982
Fourth Quarter 2022	1,762,398	0.175	1,234,969	433,293	1,668,262	(326,742)
	$6,680,735	$0.700	$4,466,577	$1,979,615	$6,446,192	$(1,330,100)
(1)	Distributions for the period from January 1, 2022 through December 31, 2023 were payable to each stockholder as 100% in cash on a monthly basis.
(2)	Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2022 through December 31, 2023 were paid on a monthly basis. Distributions for all record dates of a given month during such period were paid during the following month, except for the distributions declared for December 2023 which were paid in March 2024.

For the year ended December 31, 2023, we paid aggregate distributions of $7.0 million, including $5.5 million of distributions paid in cash and $1.5 million of distributions reinvested through our dividend reinvestment plan. For the year ended December 31, 2022, we paid aggregate distributions of $6.4 million, including $4.5 million of distributions paid in cash and $2.0 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the years ended December 31, 2023 and 2022, was $13.4 million and $18.9 million, respectively. Net cash flows provided by or used in operations for the years ended December 31, 2023 and 2022, were $3.1 million provided by operations and $1.3 million used in operations, respectively. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

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

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are currently offering the shares in the private offering at an offering price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an offering price of $10.04 per share.  During the year ended December 31, 2023, we sold 199,071 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $2.0 million, in addition to 149,135 shares issued pursuant to our dividend reinvestment plan. During the year ended December 31, 2023, aggregate selling commissions of $0.1 million and marketing and diligence allowances and other wholesale selling costs and expenses of $1.3 million were paid in connection with the private offering. During the year ended December 31, 2022, we sold 1,186,019 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $13.5 million, including 208,380 shares issued pursuant to our dividend reinvestment plan. During the year ended December 31, 2022, aggregate selling commissions of $0.6 million and marketing and diligence allowances and other wholesale selling costs and expenses of $1.5 million were paid in connection with the private offering.

GO Unit Offering

On June 15, 2020, we commenced a private placement offering of limited partnership units in our Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of the Company, as the General Partner of the Operating Partnership, (the “GO Unit Offering”). The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. The Operating Partnership was offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO LP Units (a “Series GO Limited Partner”) will have the right to exchange its Series GO LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange. The exchange right is not available until all of the following have occurred (the “Exchange Date”):  (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO Limited Partner has held its Series GO LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the year ended December 31, 2023, no Series GO LP Units were sold. During the year ended December 31, 2022, we sold and issued 910,329 Series GO LP Units in the GO Unit Offering, resulting in gross proceeds of $6.3 million. During the year ended December 31, 2022, aggregate selling commissions of $0.4 million and marketing and diligence allowances and other wholesale selling costs and expenses of $0.1 million were paid in connection with the offering.

Series T LP Units

On June 15, 2020, the Operating Partnership established the Series T LP Units as a new series of limited partnership units in the Operating Partnership. The Operating Partnership may issue the Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. During the year ended December 31, 2023, the Operating Partnership issued no Series T LP Units. During the year ended December 31, 2022, the Operating Partnership issued an aggregate of 2,559,737 Series T LP Units in connection with contributions of hotel properties on January 18, 2022, March 24, 2022, August 3, 2022, August 25, 2022 and December 22, 2022. These securities were issued in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to the terms of the partnership agreement of the Operating Partnership, each holder of Series T LP Units (a “Series T Limited Partner”) will have its Series T LP Units be eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after the issuance of the Series T LP Units, at which point the value will be calculated pursuant to the terms of the  partnership agreement of the Operating Partnership and the formula set forth in the contribution agreement between the Operating Partnership and the Series T Limited Partner. The number of Common LP Units to be issued to the contributor based on such conversion may be higher or lower than the initial valuation of the Series T LP Units. The Series T LP Units will also automatically convert into Common LP Units upon other events as described in the partnership agreement of the Operating Partnership at a rate based on a mathematical formula. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined in the previous paragraph). Notwithstanding the above, the Company may waive any of the requirements of the Exchange Date described in the paragraph above in its sole discretion other than (ii) or (iv).

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Common LP Units will have the right to exchange its Common LP Units for, at the option of the Operating Partnership, an equivalent number of Common Shares or the Cash Amount which would have otherwise been received pursuant to such exchange. The exchange right is not available until the Exchange Date (as defined above). Notwithstanding the above, the Company may waive any of the requirements described above in its sole discretion other than (ii) or (iv). During the year ended December 31, 2023, the Operating Partnership did not issue any Common LP Units. On February 8, 2022, the Operating Partnership issued 460,000 Common LP Units to a contributor of real estate to the Operating Partnership.

GO II Units Offering

On April 7, 2023, the Operating Partnership commenced a private placement offering of its Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating

Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. Our board of directors extended the term of the GO II Unit Offering to March 31, 2025. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO II LP Units (a “Series GO II Limited Partner”) will have the right to exchange its Series GO II LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange; provided, however, that until such time as the Series GO II LP Units have been allocated Net Income (including book-up income) such that their positive Capital Account balance is equal to the net asset value of the Company’s shares of common stock (the “Share NAV”), the exchange right will be limited and the Series GO II Limited Partners will only be entitled to receive a pro rata portion of a REIT Share equal to the positive Capital Account balance of the Series GO II LP Unit divided by the Share NAV. The exchange right is not available until all of the following have occurred (the “Exchange Date”):  (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO II Limited Partner has held its Series GO II LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the year ended December 31, 2023, the Operating Partnership issued 129,787 Series GO II LP Units. During the year ended December 31, 2023, aggregate selling commissions were $3,370 and marketing and diligence allowances and other wholesale selling costs and expenses of $6,345 were paid in connection with the GO II Unit Offering.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan, we will repurchase shares within 21 days following the end of a calendar quarter. During the year ended December 31, 2023, we repurchased no shares of our common stock.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2023	—	$—	(1)
February 2023	—	$—	(1)
March 2023	—	$—	(1)
Total	—
April 2023	—	$—	(1)
May 2023	—	$—	(1)
June 2023	—	$—	(1)
Total	—
July 2023	—	$—	(1)
August 2023	—	$—	(1)
September 2023	—	$—	(1)
Total	—
October 2023	—	$—	(1)
November 2023	—	$—	(1)
December 2023	—	$—	(1)
Total	—
Year Ended December 31, 2023	—

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

The above table is on a cash basis, but we record our shares repurchased, as described below, on an accrual basis. During the year ended December 31, 2023, we repurchased no shares of our common stock. During the year ended December 31, 2022 we repurchased 135,248 shares pursuant to repurchase requests received during the year ended December 31, 2022, which represents an original investment of $1,352,472, including $185,036 of DRIP shares, for $1,347,319. As of December 31, 2022, no redemption proceeds had not yet been paid and were included in other liabilities on the accompanying consolidated balance sheets included as part of this Annual Report on Form 10-K. Based on the repurchase limits described above, as of December 31, 2023 we had $1,931,014 available for eligible repurchases during 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A discussion regarding our financial condition and results of operations for year-end 2022 compared to year-end 2021 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 27, 2024 (“2022 Form 10-K”)

As used herein, the terms “we,” “our,” “us” and “the Company” refer to Lodging Fund REIT III, Inc., a Maryland corporation, Lodging Fund REIT III OP, LP, a Delaware limited partnership, which we refer to as the “Operating Partnership,” Lodging Fund REIT III TRS, Inc., a Delaware corporation, which we refer to as the “Master TRS” and their subsidiaries, except where the context otherwise requires. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto.

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

We have invested and continue to invest primarily in 80 to 200 room limited service, select-service, full-service and extended stay hotel properties with strong mid-market brands in America’s Heartland. As of December 31, 2023, we consolidated 19 hotel properties, consisting of 18 hotel properties owned by us and an equity and profits interest in the parent of the entity which holds the leasehold interest in one hotel property, with an aggregate of 2,261 rooms located in 10 states. See Part I, Item 1, “Business” of this Annual Report on Form 10-K for more details on our investment objectives and strategy.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

We are currently conducting an offering (the “Offering”) of shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 in an amount of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2024, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. As of December 31, 2023, the Company had issued and sold 10,243,193 shares of common stock, including 1,167,594 shares attributable to our DRIP, and received aggregate proceeds of $100.2 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $85.9 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. During the year ended December 31, 2023, we repurchased no shares of our common stock. No public market exists for the shares of our common stock, and none is expected to develop.

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

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of December 31, 2023, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

The Operating Partnership may issue Series T LP Units or Common LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon a Termination Event as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, Property Improvement Plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance Series T LP Units. As of December 31, 2023, the Company had issued an aggregate of 5,073,506 Series T LP Units and 612,100 Common LP Units in connection with such property contributions.

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2023, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit, at the time of issuance, in connection with property contributions.

On April 7, 2023, the Operating Partnership commenced a private offering of the Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of the Company as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO

II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. As of December 31, 2023, the Operating Partnership had issued and sold 129,787 Series GO II LP Units and received gross aggregate proceeds of $1.0 million.

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

Significant 2023 Events

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

On August 28, 2023, the Advisor and Mr. Maple, without admitting or denying the findings, agreed to an administrative cease-and-desist order relating to Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended. A copy of the order can be found on the SEC’s website at https://www.sec.gov/files/litigation/admin/2023/33-11227.pdf. As part of the settlement, the Advisor agreed to pay disgorgement of $463,900, prejudgment interest of $85,432 and a civil monetary penalty of $225,000 and Mr. Maple agreed to pay a civil monetary penalty of $100,000. Additionally, the Advisor has undertaken to (a) retain a qualified independent consultant acceptable to the SEC, at the Advisor’s expense, within 60 days of the date of entry of the order to review the Advisor’s policies, procedures and controls regarding the proper allocation of expenses between the Advisor and the Company as provided in the order, (b) require the consultant to submit a report to the Advisor and the SEC staff within 120 days of the entry of the order with its findings and any recommendations for changes or improvements, and (c) adopt, implement and maintain all policies, procedures and practices recommended by the consultant’s report within 120 days of receiving the report from the consultant. As of the date of this filing, each of these actions has been taken by the Advisor and Mr. Maple, as applicable, in accordance with the terms of the SEC order.

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

No Acquisitions

During the fiscal year ended December 31, 2023, we acquired no hotel properties.

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

Market Outlook

The hospitality industry has been significantly impacted by the COVID-19 pandemic, which began in early 2020. The pandemic caused a sharp decline in occupancy and RevPAR in 2020 and early 2021. However, the recovery of demand in our hotels accelerated in the second, third and fourth quarters of 2021, led primarily by robust leisure demand. Demand continued to recover in 2022 and 2023. The outlook for the lodging industry in 2024 and the first half of 2025 remains cautiously optimistic, driven by strong leisure demand and a steady recovery in business travel. Upscale and Upper Midscale hotels are benefiting from cost-conscious travelers seeking value amid inflationary pressures. Industry trends include increased focus on sustainability, adoption of digital technologies, and enhanced guest experiences to compete with alternative accommodations like vacation rentals. While economic uncertainties and labor shortages pose challenges, the midscale segment is well-positioned to attract a broad customer base due to its affordability and evolving amenities. For the eleven hotel properties acquired prior to January 1, 2022, RevPAR in 2023 compared to 2022 improved 6% to $81.57 from $77.10 while occupancy remained static and ADR increased 6%. Business transient and group demand remains well below pre-pandemic levels in most markets, but such demand could increase if corporate travel increases. During the year ended December 31, 2023, inflation in the United States slowed from 2022 levels but is expected to continue at an elevated level in the near-term. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. Higher interest rates could have an adverse impact on our financing costs as well as general and administrative expenses and property operating expenses. Further, increasing labor costs and shortages, supply chain disruptions and related commodity and other price inflation may cause an increase in renovation, construction and operating costs, may limit our access to critical operating supplies, and may continue to adversely affect our hotel operations and financial results.

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

Liquidity and Capital Resources

Overview

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, operating expenses, including payments to our Advisor and property managers, capital expenditures directly associated with our hotels, distributions to our stockholders and expenses related to implementing our exit strategy, to the extent market conditions are favorable to pursue such a strategy in the near-term. Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, operating expenses, including payments to our Advisor and property managers, making distributions to our stockholders and continued expenses related to implementing our exit strategy if such implementation is delayed. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including OP units, and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. The distribution rate for distributions declared during 2023 was equal to an annualized rate of 7.00% per share based on our initial offering price of $10.00. In an effort to conserve cash, our board of directors reduced the distribution rates for distributions beginning in April 2024 to annualized rates ranging from 3.50% to 5.00% per share based on our initial offering price of $10.00. See “—Subsequent Events” below for more information on 2024 distributions. Our board of directors will determine whether to authorize and declare distributions in such amounts or if at all based on our financial conditions and such other factors as our board of directors deems relevant.

On May 7, 2024, our board of directors authorized management to pursue an exit strategy and position the Company for a sale or merger of the Company as early as 2025, provided that the economic environment is conducive to such a transaction, and to prepare the Company’s portfolio of hotel properties for a transaction through strategic acquisitions and dispositions with the objective of maximizing profitability at the hotel property level. Expenses in the short- and long-term incurred in connection with such exit strategy will depend on the timing and extent of any efforts taken to implement the exit strategy.

We are dependent upon the net proceeds from our Offering and offerings of our Operating Partnership to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. We had also used the net proceeds from the GO Unit Offering to conduct our operations. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and GO II Unit Offering and unused proceeds from the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2023, we had raised approximately $100.2 million in gross offering proceeds from the sale of shares of our common stock in the Offering, approximately $21.5 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering and approximately $1.0 million in gross offering proceeds from the sale of the

Series GO II LP Units in our GO II Unit Offering. If we are unable to raise substantial funds in the Offering and the Operating Partnership offerings, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of December 31, 2023, we consolidated nineteen hotel properties, consisting of eighteen hotel properties owned by us and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for all but one of the properties acquired in 2022 and the equity and profits interest acquired in 2022, the issuance of Series T LP Units to the contributor as part of the consideration. Operating cash needs during the year ended December 31, 2023 were met through cash flow generated by these real estate investments and with proceeds from our Offering, the GO Unit Offering, and the GO II Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%, however, there can be no assurance that we will achieve this ratio. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of December 31, 2023, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 57%.

In addition to making investments in accordance with our investment objectives and potential expenditures in connection with the implementation of our exit strategy, we expect to use capital resources to make certain payments to the Advisor and its affiliates and NHS. These payments include the various fees and expenses to be paid to the Advisor and its affiliates in connection with the selection, acquisition and management of Projects, as well as reimbursement of certain organization and other offering expenses described below. The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any property improvement plan (“PIP”) at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor may also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing. The Advisor may also be paid a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, which disposition fee in connection with a sale of all or substantially all of the Company’s assets, merger or similar transaction, shall be equal to between 0.0% and 4.0% of the gross consideration received (grossed up for liabilities of the Company), with the percentage dependent on the total return per share and timing of such transaction, payable at the closing of such sale, merger or transaction. The Advisor may also be paid real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty amount, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B LP Unit holders) have received a 6% cumulative, but not compounded, return per annum. Per the terms of the Operating Partnership’s operating agreement, the Advisor receives distributions from the Operating Partnership in connection with their ownership of non-voting Series B LP Units. The Advisor’s ownership of Series B LP Units is presented as non-controlling interest on the accompanying consolidated financial statements.

The Advisor and its affiliates may be reimbursed by us for certain organization and offering expenses in connection with the Offering, the GO Unit Offering and the GO II Unit Offering, including legal, printing, marketing and other offering-related costs and expenses. Following the termination of the Offering, the Advisor will reimburse us for any such amounts incurred by us in excess of 15% of the gross proceeds of the Offering. In addition, we may pay directly or reimburse the Advisor and its affiliates for certain costs incurred in connection with its provision of services to us, including certain acquisition costs, financing costs, and sales and marketing costs, as well as an allocable share of general and administrative overhead costs. All reimbursements are paid to the Advisor and its affiliates at cost.

NHS earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties for which it serves as the property manager, in an amount up to 4% of gross revenue. NHS may also earn a monthly accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. We reimburse NHS for certain costs of operating the hotel properties incurred on our behalf. All reimbursements are paid to NHS at cost. NHS also earns a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received from sellers or contributors during the period of due diligence. Such fee is waived if, upon acquisition by us, NHS is selected as the management company for the hotel property. NHS is also reimbursed for actual out-of-pocket costs incurred in providing the due diligence services. As of December 31, 2023, NHS served as property manager for eleven of our hotel properties.

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

The franchise agreements for certain of our hotels require provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of December 31, 2023, we set aside $5.9 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $7.4 million on capital improvements at our operating hotels during the year ended December 31, 2023.

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

The interest rate as of December 31, 2023 was 9.50%. The Western Line of Credit is secured by our Cedar Rapids Property, Eagan Property, and Fargo Property which are also subject to term loans with the same lender, and 300,000 Common LP Units of the Operating Partnership. The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of December 31, 2023, there was a $4.7 million balance outstanding on the Western Line of Credit. See “– Subsequent Events” below for a description of amendments to the Western Line of Credit subsequent to December 31, 2023.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (“A-1 Bonds”), which is an affiliate of the Advisor which is owned by Norman Leslie, a director and officer of the Company and principal of the Advisor and Corey Maple, a director of the Company and principal of the Advisor. The A-1 Revolving Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. On January 12, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $10.0 million, increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,000,000 unissued Common LP Units and extended the maturity date to December 31, 2023. The A-1 Revolving Line of Credit has a fixed interest rate of 7.00% per annum. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty. On April 18, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $13.3 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,330,000 unissued Common LP Units. As of December 31, 2023, there was a $13.2 million balance outstanding on the A-1 Line of Credit. See “– Subsequent Events” below for a description of amendments to the A-1 Line of Credit subsequent to December 31, 2023.

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

As of December 31, 2023, there was a $600,000 balance outstanding on the NHS Loan. See “– Subsequent Events” below for a description of amendments to the NHS Loan subsequent to December 31, 2023.

Mortgage Debt

As of December 31, 2023, we had $180.2 million in outstanding mortgage debt secured by each of our nineteen hotel properties, with maturity dates ranging from March 2024 to April 2029. Sixteen of the loans have fixed interest rates ranging from 3.70% to 7.00%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 11.46% as of December 31, 2023. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25% per annum, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 11.71% as of December 31, 2023. Another loan is a variable interest loan at a rate of the 30-day secured overnight financing rate or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 10.00%, resulting in an effective rate of 11.60% as of December 31, 2023. Another loan is a variable interest loan at a rate of the 30-day secured overnight financing rate or an equivalent rate plus 7.50%, provided that the variable rate shall not be less than 10.00%, resulting in an effective rate of 12.85% as of December 31, 2023. Collectively, the weighted-average interest rate is 6.24%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period following origination, and generally require a balloon payment due at maturity.  As of December 31, 2023 and December 31, 2022, certain mortgage debt was guaranteed by the members of the Advisor. See Note 9 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for additional information regarding debt that was guaranteed by members of the Advisor.

As of December 31, 2023, we were not in compliance with the required financial covenants under the terms of the promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts us into a trigger period pursuant to the loan documents. On July 23, 2024, we sold the Pineville Property and no waiver of the financial covenants is needed. See “—Subsequent Events” below for a description of the sale of the Pineville Property subsequent to December 31, 2023. Except as described above for the Pineville Loan, we were in compliance with all debt covenants as of December 31, 2023.

Loan Refinancing and Loan Modification

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

On May 15, 2023, LF3 El Paso, LLC and LF3 El Paso TRS LLC (collectively, the “El Paso HI Borrower”), subsidiaries of the Operating Partnership, the Operating Partnership and Corey R. Maple entered into a first loan modification agreement with EPH, which extended the maturity date to May 15, 2024. As a condition to the extension, the El Paso HI Borrower agreed to pay down $300,000 of the Holiday Inn El Paso Loan, modifying the principal outstanding balance to be $7.6 million. In addition, as a condition to the extension, the El Paso HI Borrower agreed to deposit $819,674 into an FF&E Reserve account held by EPH.

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

See “– Subsequent Events” below for a description of changes to mortgage debt occurring subsequent to December 31, 2023.

Loan Guarantees

As of December 31, 2023, we have accrued a total of $1.2 million in guarantee payments due to certain affiliates of the Advisor that have provided personal guarantees on some of our debt obligations, which is included in accrued expense on the accompanying consolidated balance sheets. As of December 31, 2022, we had accrued a total of $0.9 million in guarantee payments due to certain affiliates of the Advisor that have provided personal guarantees on some of our debt obligations, which is included in accrued expense on the accompanying consolidated balance sheets.

The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of December 31, 2023 and 2022 for each of our mortgage debt obligations.

			Outstanding	Outstanding
			Balance as of	Balance as of
	Interest	Maturity	December 31,	December 31,
Hotel Property	Rate	Date	2023	2022
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,698,543	$5,799,804
Hampton Inn & Suites - Pineville(2)	5.13%	6/6/2024	8,368,135	8,580,586
Hampton Inn - Eagan	4.60%	1/1/2025	8,839,737	9,063,528
Home2 Suites - Prattville(3)	4.13%	8/1/2024	8,984,688	9,199,041
Home2 Suites - Lubbock	4.69%	10/6/2026	7,103,138	7,343,948
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,809,051	8,971,430
Homewood Suites - Southaven(4)	3.70%	3/3/2025	12,658,773	13,007,706
Courtyard by Marriott - Aurora(5)(6)	11.46%	2/5/2024(7)	15,000,000	15,000,000
Holiday Inn - El Paso(6)(8)	5.00%	5/15/2024(8)	7,600,000	7,900,000
Hilton Garden Inn - Houston(9)	3.85%	9/2/2026	13,852,705	13,947,217
Sheraton - Northbrook(6)(10)	11.71%	12/5/2024	4,026,202	3,766,639
Hampton Inn - Fargo(11)	4.00%	3/1/2027	7,095,283	7,275,480
Courtyard by Marriott - El Paso(12)(13)	6.01%	5/13/2027	9,975,072	9,990,000
Fairfield Inn & Suites - Lakewood(6)(14)	7.00%	3/28/2024	13,845,000	13,845,000
Residence Inn - Fort Collins(15)	11.60%	5/4/2025	11,200,000	11,500,000
Residence Inn - Fort Collins - CapEx(15)	12.85%	5/4/2025	1,875,000	—
Residence Inn - Fort Collins - A-1(15)(16)	7.00%	8/3/2028	501,465	—
Hilton Garden Inn - El Paso	4.94%	8/6/2025	12,341,759	12,613,869
Hilton Garden Inn - Pineville(17)	6.20%	8/25/2027	7,020,000	7,020,000
Hilton Garden Inn - Charlotte(17)	6.20%	8/25/2027	9,805,000	9,805,000
Holiday Inn Express - Wichita(12)	6.41%	12/21/2027	5,642,000	5,642,000
Total Mortgage Debt			180,241,551	180,271,248
Premium on assumed debt, net			203,135	221,082
Deferred financing costs, net			(2,574,861)	(3,193,939)
Net Mortgage			$177,869,825	$177,298,391

(1)	Loan is interest-only through April 30, 2022 and is at a fixed rate of interest. The parties are working to finalize the extension documents as of the date of this filing.
(2)	On July 23, 2024, the Hampton Inn & Suites Pineville was sold and the loan was repaid on the closing date. See “—Subsequent Events” below.
(3)	On November 4, 2024, this loan was repaid in full and refinanced with a new loan secured by the Prattville Property. See “—Subsequent Events” below.
(4)	On December 6, 2024, this loan was repaid in full and refinanced with a new loan secured by the Southaven Property. See Note 13 “Subsequent Events”.
(5)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%.
(6)	Loan is interest-only until maturity.
(7)	The Company has notified the lender of its intention to exercise the option under the loan agreement to extend the maturity date to February 5, 2025.
(8)	On May 15, 2024, the maturity date was extended to November 15, 2024 and the interest rate was increased to 9.0%. See “—Subsequent Events” below.
(9)	Loan is interest-only for the first 24 months after origination.
(10)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%.
(11)	Proceeds of this loan were used to repay in full the original loan secured by the Fargo Property entered into on January 24, 2022 with A-1 Bonds.
(12)	Loan is interest-only for the first 18 months after origination.
(13)	Proceeds of this loan were used to repay in full the original loan secured by the El Paso Airport Property entered into on February 14, 2022 with A-1 Bonds.
(14)	On March 27, 2024, this loan was repaid in full and refinanced with two new loans secured by the Lakewood Property and unissued common limited partnership units of the Operating Partnership. See “—Subsequent Events” below.
(15)	On April 18, 2023, Tranche 1 and Tranche 2 were repaid in full and refinanced with a new loan secured by the Fort Collins Property.
(16)	Tranche 3’s maturity date is August 2, 2028.

(17)	Loan is interest-only through February 25, 2024.

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

Cash Flows

The following table provides a breakdown of our net change in our cash, cash equivalents, and restricted cash:

	For the Years Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$3,053,946	$(1,330,100)
Net cash used in investing activities	(7,489,926)	(55,481,343)
Net cash provided by financing activities	454,028	59,401,324
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,981,952)	$2,589,881

Cash Flows From Operating Activities

As of December 31, 2023, we owned eighteen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, and during the year ended December 31, 2023, net cash provided by operating activities was $3.1 million. As of December 31, 2022, we owned eighteen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, and net cash used in operating activities was $1.3 million. Our cash flows used in operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses, certain acquisition-related expenses, property management fees, and other working capital changes. See “– Results of Operations” below for further discussion of our operating results for the years ended December 31, 2023 and 2022.

Cash Flows From Investing Activities

Net cash used in investing activities was $7.5 million for the year ended December 31, 2023, and primarily used for the improvements and additions to hotel properties. Net cash used in investing activities was $55.5 million for the year ended December 31, 2022, and primarily consisted of $50.9 million used for the acquisitions of hotel properties, $6.0 million used for the improvements and additions to hotel properties and $1.3 million provided from the acquisition of the VIE.

Cash Flows From Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $0.5 million and consisted primarily of the following:

●	$1.5 million of net cash provided by offering proceeds related to our Offering, including $1.0 million net cash related to the GO II Unit Offering, which was net of payments of commissions and other offering costs of $1.4 million;
●	$6.3 million of net cash provided by debt financing as a result of proceeds from debt financing of $13.3 million and $6.8 million in draws on our line of credit, offset by principal payments on debt financing of $12.7 million, with $11.0 million related to the RIFC Property, $0.8 million in payments on our line of credit and payments of financing costs of $0.4 million; and

●	$7.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.0 million.

During the year ended December 31, 2022, net cash provided by financing activities was $59.4 million and consisted primarily of the following:

●	$14.0 million of net cash provided by offering proceeds related to our Offering, including $6.3 million net cash related to the Go Unit Offering, which was net of payments of commissions and other offering costs of $3.8 million, including $0.5 million related to the GO Unit Offering;
●	$52.1 million of net cash provided by debt financing as a result of proceeds from debt financing of $63.8 million and $15.0 million in draws on our line of credit, offset by principal payments on debt financing of $21.0 million, with $7.2 million related to the Fargo Property and $10.0 million to the El Paso Airport Property, $3.3 million in payments on our line of credit and payments of financing costs of $2.5 million;
●	$5.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.0 million; and
●	$1.3 million of cash payments for share redemptions under our share repurchase plan.

See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Information” for details regarding our distribution history as well as sources used to pay our distributions.

Results of Operations

We expect that revenue, operating expenses, maintenance costs, real estate taxes and insurance, interest expense and management fees will each increase in future periods as a result of anticipated future acquisitions of real estate investments. We also expect that revenue and operating expenses will increase in future periods as the industry recovers from the effects of COVID-19. However, future operating results could be impacted by changing market and industry factors, see “ – Market Outlook” above.

Our results of operations for the years ended December 31, 2023 and December 31, 2022 are not indicative of those expected in future periods, as we were actively raising capital through our Offering and the GO Unit Offering and acquiring hotel properties during 2022, and were actively raising capital through our Offering and the GO II Unit Offering during 2023. As of December 31, 2023 and 2022, we consolidated nineteen and eleven properties, respectively, for a full 12-month operating cycle.

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

Comparison of the year ended December 31, 2023 versus the year ended December 31, 2022

Revenue

Room revenues totaled $70.2 million and $50.3 million for the years ended December 31, 2023 and December 31, 2022, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $4.7 million and $2.8 million for the years ended December 31, 2023 and December 31, 2022, respectively. Hotel occupancy, ADR, and RevPAR were 67.50%, $126.00, and $85.05, respectively, for the year ended December 31, 2023. Hotel occupancy, ADR, and RevPAR were 66.0%, $118.01, and $77.82, respectively, for the year ended December 31, 2022. For the eleven hotel properties acquired prior to January 1, 2022, hotel occupancy, ADR, and

RevPAR were 66.13%, $123.35 and $87.57, respectively, for the year ended December 31, 2023. While occupancy remained relatively flat, the increases in ADR and RevPAR were primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19 coupled with rising prices due to inflation.

Property Operations Expenses

Property operations expenses were $36.0 million and $26.0 million for the years ended December 31, 2023 and December 31, 2022, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The $10.0 million increase in property operations expenses was primarily due to inflation, increases in property taxes, and the eight property acquisitions throughout 2022 which were owned for the full 12-month operating period in 2023.

General and Administrative Expenses

General and administrative expenses were $10.5 million and $10.6 million for the years ended December 31, 2023 and December 31, 2022, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment.

Sales and Marketing Expenses

Sales and marketing expenses were $4.9 million and $3.3 million for the years ended December 31, 2023 and December 31, 2022, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs. The $1.6 million increase in sales and marketing expenses was primarily due to the addition of the Fargo Medical Center, El Paso Airport, Lakewood, Fort Collins, El Paso University, Charlotte North, Pineville HGI, and Wichita hotel properties throughout 2022 which were owned for the full 12-month operating period in 2023.

Franchise Fees

Franchise fees were $6.4 million and $4.8 million for the years ended December 31, 2023 and December 31, 2022, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The $1.6 million increase in franchise fees was primarily due to higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19 and the addition of the Fargo Medical Center, El Paso Airport, Lakewood, Fort Collins, El Paso University, Charlotte North, Pineville HGI, and Wichita hotel properties throughout 2022 which were owned for the full 12-month operating period in 2023.

Management Fees

Management fees were $5.5 million and $4.2 million for the years ended December 31, 2023 and December 31, 2022, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. Asset management fees paid to the Advisor increased by $0.6 million. We experienced increased management fees across our portfolio primarily due to higher RevPAR resulting from the ongoing recovery in lodging demand from the impacts of COVID-19.

Acquisition Expenses

Acquisition expenses were $1.3 million and $0.7 million for the years ended December 31, 2023 and December 31, 2022, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that was not ultimately acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE. The increase in acquisition expenses is primarily due to pending acquisitions that were terminated in 2023.

Depreciation

Depreciation expense was $10.2 million and $8.0 million for the years ended December 31, 2023 and December 31, 2022, respectively. The $2.2 million increase in depreciation expense was primarily due to the addition of the Fargo Medical Center, El Paso Airport, Lakewood, Fort Collins, El Paso University, Charlotte North, Pineville HGI, and Wichita hotel properties throughout 2022 which were owned for the full 12-month operating period in 2023.

Other Income, net

Other income was $1.0 million and $2.5 for the years ended December 31, 2023 and December 31, 2022, respectively. The change was primarily due to a gain recorded upon acquisition of the VIE in 2022.

Interest Expense

Interest expense was $14.6 million and $11.0 million for the years ended December 31, 2023 and December 31, 2022, respectively. The $3.6 million increase in interest expense was primarily due to the increase in hotel mortgage debt used to acquire the Fargo Medical Center, El Paso Airport, Lakewood, Fort Collins, El Paso University, Charlotte North, Pineville HGI, and Wichita hotel properties throughout 2022 and increased amounts outstanding under our lines of credit.

We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our Offering and our ability to identify and acquire hotel properties and real estate-related assets that meet our investment objectives or any disposals of hotel properties pursuant to our exit strategy.

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

Valuation of Variable Interest Entities

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

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

Depending on a hotel’s location and market, operations for the hotel may be seasonal in nature. This seasonality can be expected to cause fluctuations in our quarterly operating performance. Based on historic trends, for hotels located in non-

resort markets, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. Accordingly, excluding any impact from the COVID-19 pandemic, we generally would expect to have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

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

As of December 17, 2024, $15.5 million is outstanding under the A-1 Line of Credit.

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

As of December 17, 2024, $4.1 million is outstanding under the Western Line of Credit.

NHS Loan

On August 21, 2024, the Company entered into a Change in Terms Agreement with the Operating Partnership and NHS in connection with the NHS Loan to extend the maturity date of the NHS Loan to September 30, 2025.

As of December 17, 2024, $0.6 million is outstanding under the NHS Loan.

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

Prattville Refinance

On November 4, 2024, the subsidiaries of the Operating Partnership (the “New Prattville Borrower”) entered into a new $11.0 million loan (the “New Prattville Loan”) with Independent Bank (the “New Prattville Lender”) secured by the Prattville Property. The New Prattville Loan is evidenced by a promissory note and has an adjustable interest rate that is the higher of (i) 4.85%, or (ii) the SOFR rate plus 3.0%, with an initial interest rate of 7.84%. The maturity date of the New Prattville Loan is November 4, 2029. The New Prattville Loan requires monthly interest-only payments for the first 24 months, principal payments in the amount of $15,200 plus interest for the remainder of the life of the loan and the outstanding principal balance due at maturity. There is no prepayment penalty or premium for prepayments of the principal under the New Prattville Loan, but if the prepayment is the result of a refinance with a financial institution other than the New Prattville Lender, the New Prattville Borrower must pay the New Prattville Lender an amount equal to 3.0% of the amount being prepaid if during the first year of the New Prattville Loan, an amount equal to 2.0% of the amount being prepaid if paid during the second year of the New Prattville Loan, and an amount equal to 1.0% of the amount being prepaid if paid during the third, fourth, or fifth years of the New Prattville Loan.

Pursuance to the New Prattville Loan Agreement, Norman Leslie, a director and executive officer of the Company, entered into a Guaranty (the “New Prattville Guaranty”) with the New Prattville Lender to guarantee payment when due of the principal amount of indebtedness outstanding, including accrued interest and collection costs and expenses, as further described in the New Prattville Guaranty.

On November 4, 2024, the proceeds from the New Prattville Loan were used to refinance the Original Prattville Loan, and the outstanding obligations under the Original Prattville Loan were repaid in full. All guarantees in connection and collateral with respect to the Original Prattville Loan have been terminated or released, and all commitments with respect to the Original Prattville Loan have been terminated or released.

Distributions Paid

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

On August 20, 2024, we declared cash distributions totaling $356,690 and DRIP distributions totaling $59,688, cash distributions totaling $25,504 for Common Limited Units of the Operating Partnership and cash distributions totaling $130,186 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.001366120 per share of Common Stock in the Company, equivalent to an annualized rate of five percent (5.00%) per share based on our initial offering price of $10.00, for daily record dates July 1 through July 31, 2024 to holders of record on each calendar day of such period. The distribution declared for July 2024 was paid on August 20, 2024.

On September 26, 2024, we declared cash distributions totaling $353,107 and DRIP distributions totaling $63,549, cash distributions totaling $25,504 for Common Limited Units of the Operating Partnership and cash distributions totaling

$130,186 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.001366120 per share of Common Stock in the Company, equivalent to an annualized rate of five percent (5.00%) per share based on our initial offering price of $10.00, for daily record dates August 1 through August 31, 2024 to holders of record on each calendar day of such period. The distribution declared for August 2024 was paid on September 27, 2024.

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

Agreement to Sell Pineville HGI Property and Charlotte Property

On December 2, 2024, we entered into an agreement to sell the Pineville HGI Property and the Charlotte Property. The agreement is subject to closing conditions. There can be no assurance we will complete any or all of these pending property dispositions on the contemplated terms, or at all.

Southaven Refinance

On December 6, 2024, the subsidiaries of the Operating Partnership (the “New Southaven Borrower”) entered into a new $18.0 million loan (the “New Southaven Loan”) with UBS AG. (the “New Southaven Lender”) secured by the Southaven Property. The New Southaven Loan is evidenced by a promissory note and has aa fixed interest rate that is equal to the five-year United States Treasury rate plus 3.58%, resulting in an interest rate of 7.77%. The maturity date of the New Southaven Loan is December 6, 2029. The New Southaven Loan requires monthly interest-only payments for the life of the loan, with the outstanding principal balance due at maturity. Prepayment is not permitted during the first year of the New Southaven Loan, but prepayment is permissible with certain stipulations laid out in the loan agreement.

On December 6, 2024, the proceeds from the New Southaven Loan were used to refinance the Original Southaven Loan, and the outstanding obligations under the Original Southaven Loan were repaid in full. All guarantees in connection and collateral with respect to the Original Southaven Loan have been terminated or released, and all commitments with respect to the Original Southaven Loan have been terminated or released.

Status of the Offering

Our board of directors extended the term of our Offering to May 31, 2025. As of the date of this filing, our private offering remained open for new investment, and since the inception of the offering we had issued and sold 10,297,188 shares of common stock, including 1,215,332 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.7 million.

Series T LP Units

The Operating Partnership did not issue any Series T LP Units subsequent to December 31, 2023 to the date of this filing.

Common LP Units

The Operating Partnership did not issue any Common LP Units subsequent to the year ended December 31, 2023 to the date of this filing.

GO II Unit Offering

On April 17, 2024, our Board of Directors extended the term of the GO II Unit Offering to March 31, 2025. The Operating Partnership has issued and sold 475,324 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $3.6 million as of the date of this filing.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, in connection with the review of the Company’s consolidated financial statements for the quarter ended September 30, 2022, we identified a material weakness in our control environment related to the accounting treatment of an acquisition in August of 2022 of a controlling interest in an entity which holds the leasehold interest in a hotel property. We believe that this material weakness was a result of the misapplication of the GAAP accounting guidance. The material weakness did not result in any misstatements, material or otherwise, to the financial statements issued for the quarters ended March 31, 2022 or June 30, 2022. Solely due to this weakness, our management concluded that at December 31, 2023, the Company’s internal control over financial reporting was not effective.

Remediation

Subsequent to December 31, 2023, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.  The remediation actions include consultation with external GAAP accounting experts on non-recurring, significant, or unusual transactions.  We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the application controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of this material weakness will be completed prior to the end of 2024.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2023, except for the material weakness noted above, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation plan described above was implemented subsequent to December 31, 2023.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information about our executive officers and directors as of December 17, 2024.

Name and Address(1)	Position(s)	Age	Year First Became a Director	Class
Corey R. Maple	Chairman of the Board and Director	59	2018	Class I
Norman H. Leslie	President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer, and Director	58	2018	Class II
Samuel C. Montgomery	Chief Financial Officer	42	n/a	n/a
Perry M. Rynders	Independent Director	66	2019	Class II
Jeffrey T. Leighton	Independent Director	54	2018	Class III
David G. Ekman	Director	63	2018	Class III

(1)	The address of each named executive officer and director is 1635 43rd Street South, Suite 205, Fargo, North Dakota 58103.

Corey R. Maple

Corey R. Maple serves as Chairman of our board of directors and a director, positions he has held since April 2018. From April 2018 to May 2023, Mr. Maple served as the Company’s Chief Executive Officer and Secretary. He also served as the Chief Executive Officer and Secretary of the Advisor, positions he held from April 2018 to May 2023. Mr. Maple has also served as Managing Member of the Sponsor since 2018. In 1992, Mr. Maple served as manager of a branch office of Maier Engineering in St. Paul, Minnesota. In 1993, Mr. Maple and three partners purchased Maier from its principal, Gordon Maier. In 1996, Mr. Maple founded MiniMax Software Corp. to build engineering applications for the electric utility market. Also in 1996, Mr. Maple acquired a 100% interest in Maier by buying out the interests of his other three partners in the company. In 2005, MiniMax merged with Powel, ASA, a privately held Norwegian company. In 2006, Mr. Maple helped lead a successful public offering of the combined entity on the Oslo Bourse. Mr. Maple served as the President of U.S. operations and member of the board of directors for the next two years until the company was purchased by a Scandinavian conglomerate. In 2008, Mr. Maple founded Cordonco.com, an online transaction processing service. Also in 2008, Mr. Maple served as a founder of Lodging Opportunity Fund, an investment fund sponsored by an affiliate of our Advisor that purchased distressed, limited-service hotels, and currently serves as an officer and director of that entity. Mr. Maple also owns or has an interest in Seven Sisters Spirits, a large full-service liquor store near Detroit Lakes MN, and MapleTree LLC, an investment company. Mr. Maple holds a Bachelor of Science degree in Electrical Engineering from North Dakota State University. We believe that Mr. Maple’s experience as a founder of Lodging Opportunity Fund and his private board experience make him well qualified to serve as a member of our board of directors.

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

Norman H. Leslie

Norman H. Leslie serves as Chief Executive Officer and Secretary of the Company, positions he has held since May 19, 2023.  In addition, he serves as the President of the Company, a position he has held since August 2019, and Chief Investment Officer, Treasurer and director of the Company, positions he has held since April 2018. Mr. Leslie also serves as the President, Chief Investment Officer and Treasurer of the Advisor, positions he has held since April 2018. Mr. Leslie has also served as the Managing Member of the Sponsor since 2018. Mr. Leslie has 33 years of real estate experience and has worked extensively in the hotel industry starting at the age of 13, working in his family’s roadside inn, where he developed an in-depth understanding of hotel operations. Mr. Leslie organized NHS, LLC (dba National Hospitality Services) in 2001. Today, NHS manages 48 hotels across the United States and is recognized as a Top 200 management company in the United States by size. NHS operates hotels franchised through IHG®, Marriott®, Hilton®, Hyatt®, Radisson®, Choice Hotels® and Wyndham®.  As co-founder of Bridge Hospitality LLC and other development companies, he was instrumental in the multiple new-build IHG and Marriott hotels in the United States. Mr. Leslie has also led the development of commercial properties including Grade A offices and retail centers in North Dakota. He was also a co-founder of Heritage Homes, a premiere homebuilder in the Fargo-Moorhead market.

Mr. Leslie co-founded Lodging Opportunity Fund LLLP, Lodging Opportunity Fund Real Estate Investment Trust, the Company and their corresponding sponsor entities. These entities acquired over 40 hotels between 2011 and today. Mr. Leslie served on the IHG Owners Association Global Board of Directors (2018-present) and was elected as Chair of the Board for 2022. He has served on the board of directors of the Fargo-Moorhead-West Fargo Chamber of Commerce, Ramada Inns National Association (RINA), and four Owner Association panels for IHG.

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

Perry M. Rynders

Perry M. Rynders is one of our independent directors and is the Chairman of the Audit Committee of our board of directors, positions he has held since April 2019. Mr. Rynders is also the Chairman of the Audit Committee of Lodging Opportunity Fund REIT, an affiliate of the Company. Mr. Rynders was the Chief Executive Officer and member of the Board of Governors of A'viands, LLC, a food services management company, from 2005 through September of 2014. In August of 2011, A'viands was sold to TrustHouse Services Group, LLC. In April of 2013, TrustHouse Services Group, LLC was sold to Elior, a publicly traded company out of France. Mr. Rynders continued as a consultant to A'viands, LLC through

March of 2018. Mr. Rynders is a 50% owner, CEO and Chairman of the Board of Governors of Best Development Company, LLC. Best Development Company, LLC's primary asset is approximately 80 acres of land in Dakota County, MN which is currently farmed. Mr. Rynders is a 50% owner, CEO and Chairman of the Board of Governors of Best Holding Company, LLC. Best Holding Company, LLC's primary asset is a 30,000 square foot office building in Roseville, MN. Mr. Rynders is a 50% owner, CEO and Chairman of the Board of Governors of Best Investment Company II, LLC. Best Investment Company II, LLC's primary asset is an investment is Tamarack Aerospace Group, Inc. Mr. Rynders is also an investor in Lodging Opportunity Fund REIT, an affiliate of the Company. Mr. Rynders is a Certified Public Accountant (Inactive). We believe that Mr. Rynders experience as Chairman of the Audit Committee of Lodging Opportunity Fund REIT and other business experience make him well qualified to serve as a member of our board of directors and the Chairman of our Audit Committee.

Jeffrey T. Leighton

Jeffrey T. Leighton is one of our independent directors, a position he has held since August 2018. Jeffrey T. Leighton currently is Vice President and a board member of Leighton Media, a second-generation radio broadcast company. Mr. Leighton has spent most his life in Central Minnesota. Beginning in 1992 he worked as a financial advisor for American Express and attained a Series 7, 63 and 65 license for investments. In 1996, Mr. Leighton joined Leighton Broadcasting, now Leighton Media, as Sales Manager for their Detroit Lakes, Minnesota market and in 2003, he was promoted to Market Manager for this same market. Mr. Leighton has led the Company in its completion of two acquisitions within this market since 2010. Mr. Leighton served on the Essentia Health Foundation and was a driving force in its creation of the Business Relations committee. Mr. Leighton has also served in various positions with the Detroit Lakes Chamber of Commerce, Rotary and Health Resource Center. He holds a Bachelor of Arts degree in Finance and Marketing from The University of St. Thomas in St. Paul, Minnesota. We believe that Mr. Leighton’s finance and acquisitions experience makes him well qualified to serve as a member of our board of directors.

David G. Ekman

David G. Ekman is one of our directors, a position he has held since April 2018. He purchased a ComputerLand franchise in 1982 and later developed his own full-service computer company named Corporate Technologies in Fargo, North Dakota. In 1994, Mr. Ekman launched a regional Internet Service Provider (ISP) company, Corporate Communications, which was later sold. In 1999, Mr. Ekman merged his computer company with a voice and data company. The entity eventually became Multiband Subscriber Services, a field services company with over 3,000 U.S. employees, formerly listed on NASDAQ. Mr. Ekman ended his career as Multiband’s Chief Information Officer in January 2015 after the company’s sale. Mr. Ekman currently serves as President and founding partner of Bridge Hospitality, a company that performs hotel development and investment. Mr. Ekman is also a partner and President of One Rep Construction, an owners representative company for hotel construction and renovations. Additionally, he is co-owner of Travel Travel Fargo-Moorhead, Inc., a regional travel agency. Mr. Ekman has been involved with many associations and committees throughout his career including public company board of directors experience with Multiband. He currently serves on the Board of Trustees of the North Dakota State University Foundation, the NDSU Research and Technology Park board, the Sanford Medical Foundation board, and the Audit Committee of LOF-REIT, a non-registered, non-traded REIT sponsored by an affiliate of our Advisor. Mr. Ekman holds an Associate’s degree in agricultural business from University of Minnesota Crookston. He then transferred to North Dakota State University, majoring in agricultural economics. We believe that Mr. Ekman’s significant business experience, knowledge of the hospitality industry, and various boards membership makes him well qualified to serve as a member of our board of directors.

Board Composition

We currently have five seats on our board of directors. Pursuant to our charter, our board of directors is currently divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election.  We did not hold an annual meeting of stockholders in 2023 and, as of the date of filing, we did not hold an annual meeting of stockholders in 2024.  As a result, all of our directors are continuing to serve because their successors have not yet been elected.  We anticipate that we will hold an annual meeting during 2025 to elect directors.  The board of directors is divided into three classes as follows:

●	Class I directors. The sole Class I director is Corey R. Maple, whose term expires at the annual meeting of stockholders to be held in 2025 or until his successor is elected and qualified;
●	Class II directors. The Class II directors are Norman H. Leslie and Perry M. Rynders. The Class II directors’ terms were scheduled to expire at the annual meeting of stockholders in 2023, but since neither that meeting nor the annual meeting of stockholders in 2024 was held, the Class II directors’ terms will expire at the annual meeting of stockholders to be held in 2025 or until their successors are elected and qualified; and
●	Class III directors. The Class III directors are David G. Ekman and Jeffrey T. Leighton, whose terms were scheduled to expire at the annual meeting of stockholders to be held in 2024, but since that meeting was not held, the Class III directors’ terms will expire at the annual meeting of stockholders to be held in 2025 or until their successors are elected and qualified.

Each director will serve for a term of three years, until his or her successor is duly elected and qualified; provided, that the Class II directors will serve a term expiring at the annual meeting of stockholders in 2026 and the Class III directors will serve a term expiring at the annual meeting of stockholders in 2027. There is no limit on the number of times a director may be elected to office.

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

Nominating Committee

In April 2023, our board of directors established a nominating committee of the board of directors (the “Nominating Committee”), composed of all of the independent directors, as well as Corey R. Maple.  The current members of the Nominating Committee are Corey R. Maple, Jeffrey T. Leighton and Perry M. Rynders. The Nominating Committee is responsible for, among other things, assisting the board of directors in identifying individuals to become members of the board of directors and officers of the Company and providing recommendations to the board of directors for director nominees for the annual meeting of stockholders, filling director vacancies, and officers of the Company.

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since last disclosed to shareholders.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers, directors and persons who beneficially own any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC.  To our knowledge, based solely on a review of the copies of reports or written representations from such persons, we believe that our executive officers and directors have complied in a timely manner with all applicable Section 16(a) filing requirements for the year ended December 31, 2023 to the date of this filing except as follows:

●	One Form 4 was filed on December 27, 2023 for Corey Maple to report the acquisition of Series GO II LP Units on December 22, 2023 and of Series GO LP Units on March 28, 2022. The Series GO LP Units were pending as of the closing of the offering on February 14, 2022 and the board of directors approved and ratified the sale as it was pending at the time of the offering closing. The report was untimely with respect to the disclosure of the acquisition of Series GO LP Units on March 28, 2022.
●	One Form 4 was filed on March 19, 2024 for David Ekman to report the acquisition of shares on August 18, 2022. This report was untimely with respect to the disclosure of the acquisition of shares on August 18, 2022.
●	One Form 4 was filed on July 29, 2024 for each of Jeffrey Leighton and Perry Rynders to report the acquisition of shares on June 30, 2024. These reports were untimely with respect to the disclosure of the acquisition of shares on June 30, 2024.

●	One Form 4 was filed on December 10, 2024 for David Ekman to report the acquisition of Series GO II LP Units on May 29, 2024. This report was untimely with respect to the disclosure of the acquisition of shares on May 29, 2024.

Item 11. Executive Compensation.

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, the Advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. Samuel C. Montgomery, our Chief Financial Officer, is an employee of an affiliate of the Advisor and we reimburse the affiliate, at cost, for an allocated portion of his compensation to the extent he provides services to us. See Item 13 of this Annual Report on Form 10-K for the year ended December 31, 2023, “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the fees and expense reimbursements paid to the Advisor and its affiliates. The Conflicts Committee will discharge the board of directors’ responsibilities relating to the compensation of our executives to the extent applicable.

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

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2023.

	Fees Earned or Paid in		All Other
Name	Cash in 2023(1)	Stock Awards(2)	Compensation(5)	Total
Corey R. Maple(3)	$—	$—	$—	$—
Norman H. Leslie(3)	—	—	—	—
David G. Ekman	—	—	—	—
Brian Hagen(4)	7,500	—	117	7,617
Jeffrey T. Leighton	21,500	21,140	1,892	44,532
Perry M. Rynders	31,500	21,140	1,892	54,532

(1)	Fees Earned in 2023 or Paid in Cash include meeting fees earned in: (i) 2022 but paid or reimbursed in the first quarter of 2023 as follows: $31,500; and (ii) 2023 and paid in 2024 as follows: $21,750.
(2)	Beginning in the first quarter of 2022, each independent member of the Board of Directors received 500 shares of our common stock every quarter, valued at fair value at the date of issuance. The fair value of the stock for all four quarters of 2023 was $10.57 per share as determined in accordance with FASB ASC Topic 718.

(3)	Directors who are also our executive officers do not receive compensation for services rendered as a director.
(4)	Mr. Hagen subsequently retired from the board of directors as of February 28, 2023.
(5)	Represents dividends paid on stock awards. Mr. Hagen received dividends in cash, and Messrs. Leighton and Rynders reinvested dividends pursuant to our dividend reinvestment plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of December 17, 2024, the amount of our common stock beneficially owned (unless otherwise indicated) by any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, and the amount of our common stock and Operating Partnership units beneficially owned (unless otherwise indicated) by (1) our directors, (2) our executive officers, and (3) all of our directors and executive officers as a group.

	Common Stock Beneficially Owned(2)			Common Stock, Series GO LP Units and Series GO II LP Units Beneficially Owned(2)				Series B Units Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number of Shares		Percent(3)	Number of Shares and Units		Percent(4)	Percent(3)	Number of Units		Percent(5)
Ownership in Excess of 5% of Outstanding Common Stock
N/A
Directors and Executive Officers
Corey R. Maple	57,318.6		*	116,761.9	(6)	*	1.17%	1,000.0	(9)	100%
Norman H. Leslie	57,318.6		*	101,400.9	(7)	*	1.01%	1,000.0	(9)	100%
Samuel C. Montgomery	—		—	6,781.9	(8)	*	*	—		—
David G. Ekman	3,039.8		*	13,212.6	(11)	*	*	—		—
Jeffrey T. Leighton	17,785.6		*	17,785.6		*	*	—		—
Perry M. Rynders	5,867.3	(10)	*	5,867.3		*	*	—		—
All directors and executive officers as a group	141,329.9		1.41%	261,810.2		1.92%	2.62%	1,000.0		100%

*      Less than 1% of the outstanding shares of common stock

(1)	The address of each named beneficial owner is 1635 43rd Street South, Suite 205, Fargo, North Dakota 58103.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote, or to direct the voting of, such security, or "investment power," which includes the right to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the shares or units is pledged as security.
(3)	Based on a total of 10,009,663 shares of common stock issued and outstanding as of December 17, 2024.

(4)	Based on a total of 10,009,663 shares of common stock, 3,124,503 Series GO LP Units, and 475,324 Series GO II LP Units issued and outstanding as of December 17, 2024.
(5)	Based on a total of 1,000.0 Series B partnership units of the Operating Partnership issued and outstanding as of December 17, 2024.
(6)	Includes 15,361 Series GO LP Units and 44,082.3 Series GO II LP Units
(7)	Includes 44,082.3 Series GO II LP Units
(8)	Includes 6,781.9 Series GO II LP Units
(9)	Includes 1,000.0 Series B partnership units of the Operating Partnership owned by Legendary Capital REIT III, LLC, which is owned and controlled by Messrs. Maple and Leslie.
(10)	Mr. Rynders owns all shares through the Rynders Family Trust, with respect to which he shares voting and investment power with Leah K. Rynders, Trustee.
(11)	Includes 10,172.8 Series GO II LP Units

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

Certain Transactions with Related Persons

The Conflicts Committee has reviewed the material transactions between our affiliates and us since January 1, 2022, as well as any such currently proposed material transactions. Set forth below is a description of such transactions.

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

We pay the Advisor a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of each hotel property acquisition, and a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing and a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing. We also pay an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. We also pay a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, which disposition fee in connection with a sale of all or substantially all of the Company’s assets, merger or similar transaction, shall be equal to between 0.0% and 4.0% of the gross consideration received (grossed up for liabilities of the Company), with the percentage dependent on the total return per share and timing of such transaction, payable at the closing of such sale, merger or transaction. We may also pay real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one half of the total commissions paid with respect to such property if a commission in paid to a third party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may also receive an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B LP Unit holders) have received a 6% cumulative, but not compounded, return per annum.

Per the terms of the Operating Partnership’s operating agreement, the Advisor receives distributions from the Operating Partnership in connection with its ownership of non-voting Series B LP Units. In years other than the year of liquidation, after the Company’s common stockholders have received a 6% cumulative but not compounded return on their original capital contributions, the Advisor receives distributions equal to 5% of the total distributions made. In the year of liquidation, termination, merger or other cessation of the general partner, or the liquidation of the Operating Partnership, holders of the Series B LP Units shall be distributed an amount equal to 5% of the limited partner’s capital contributions after the common stockholders and the limited partners have received a return of their capital contributions plus a 6% cumulative but not compounded return. In the year of liquidation, termination, merger or other cessation of the general partner, or the liquidation of the Operating Partnership, holders of the Series B LP Units shall also be distributed an amount equal to 20% of the net proceeds from the sale of the properties, after the common stockholders and the limited partners have received a return of their original capital contributions plus a 6% cumulative but not compounded return from all distributions.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates for the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, were as follows:

	Incurred
	For the Nine Months Ended September 30,	For the Years Ended December 31,
	2024	2023	2022
Fees:
Acquisition fees	$—	$—	$1,626,599
Financing fees	90,000	84,000	1,861,628
Asset management fees	1,859,445	2,488,100	1,918,321
Performance fees	—	195,874	181,541
	$1,949,445	$2,767,974	$5,588,089

Reimbursements:
Offering costs	$1,457,772	$1,935,023	$2,256,081
General and administrative	2,557,423	3,258,648	3,640,108
Sales and marketing	42,755	144,421	321,821
Acquisition costs	87,158	185,115	67,051
Other	113,982	—	—
	$4,259,090	$5,523,207	$6,285,061

For the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, the Operating Partnership recognized distributions payable to the Advisor in the amount of $118,232, $360,821 and $334,417, respectively, in connection with the Advisor’s ownership of Series B LP Units.

Samuel C. Montgomery, the Company’s Chief Financial Officer, is an employee of the Sponsor, and the Company reimburses the Sponsor, at cost, for an allocated portion of his compensation to the extent he provides services to the Company. For the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, the total amount of executive compensation expenses reimbursed by the Company for Samuel C. Montgomery was $0.1 million, $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, the Company paid Corey Maple and Norman Leslie distributions in the amount of $16,240 in connection with their ownership of 57,319 shares, $40,123 in connection with their ownership of 57,319 shares, and $40,123 in connection with their ownership of 57,319 shares, respectively, each, of the Company’s common stock. Additionally, for the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, the Company paid Corey Maple distributions in amount of $4,532, $1,994 and $0, respectively, in connection with his ownership of 15,361 Series GO LP Units.

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

Fees and reimbursements earned and payable to NHS, for the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, were as follows:

	Incurred			Payable as of
	For the Nine Months Ended September 30,	For the Years Ended December 31,		September 30,	December 31,
	2024	2023	2022	2024	2023	2022
Fees:
Management fees	$733,760	$1,073,723	$1,071,385	$43,383	$186,298	$145,733
Administrative fees	79,514	119,613	184,101	3,268	20,962	22,791
Accounting fees	100,344	159,896	195,096	4,080	32,220	31,164
	$913,618	$1,353,232	$1,450,582	$50,731	$239,480	$199,688

Reimbursements	$400,025	$810,723	$1,273,180	$16,680	$216,595	$143,009

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

Our Relationship with One Rep Construction, LLC (“One Rep”). One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2024, 2023 and 2022 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, the Company incurred $9,302, $191,803 and $258,037 of construction management fees and reimbursements payable to One Rep, respectively. As of September 30, 2024, December 31, 2023 and December 31, 2022, the amounts outstanding and due to One Rep were $42,661, $34,856 and $33,947, respectively.

Our Relationship with Legendary A-1 Bonds, LLC (“A-1 Bonds”). A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie, a director and executive officer of the Company and principal of the Advisor, and Mr. Maple, a director of the Company and principal of the Advisor. During the year ended December 31, 2022, A-1 Bonds made loans with an aggregate principal amount of $42.5 million to subsidiaries of the Company secured by 4 hotel properties, of which $28.2 million was subsequently paid off. During the nine months ended September 30, 2024, A-1 Bonds made a loan in connection with one hotel property with an aggregate principal amount of $4.9 million secured by Common LP Units of the Operating Partnership with an interest rate of 14.5% per annum. On August 9, 2022, the Company entered into a $5.0 million revolving line of credit with A-1 Bonds, which line of credit was increased to $7.5 million, $10.0 million, $13.3 million, and $15.5 million as of December 15, 2022, January 12, 2023, April 18, 2023 and March 27, 2024, respectively. The A-1 line of credit currently has an interest rate of 14.5% per annum.

As of December 31, 2023 and December 17, 2024, $13.2 million and $15.5 million, respectively, was outstanding under the A-1 Line of Credit.

Loan Guarantees. The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. Since January 1, 2022, Corey Maple has agreed to be a guarantor of the Company’s loans secured by the hotel properties located in Fargo, North Dakota, El Paso, Texas, Wichita, Kansas, and Fort Collins, Colorado, which had original loan amounts of $7.4 million, $14.4 million, $5.6 million, and $11.2 million, respectively. Mr. Maple remains a guarantor of several additional Company loans entered into prior to January 1, 2022. Since January 1, 2022, Mr. Leslie agreed to be a guarantor of the Company’s loans secured by the Company’s hotel properties in Fort Collins, Colorado Lakewood, Colorado, and Prattville, Alabama which had original loan amounts of $11.2 million, $12.0 million, and $11.0 million respectively. Mr. Leslie was a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million.  That loan was repaid in full and the guaranty terminated on July 23, 2024. For the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, the Company accrued guarantee fees in the amount of $93,783, $151,765 and $155,676 respectively to each of Mr. Maple and Mr. Leslie. The total amount accrued of $1.2 million and $0.9 million remained unpaid as of December 31, 2023 and December 31, 2022, respectively.

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

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

During the year ended December 31, 2022, Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm and provided certain tax and other services. Deloitte had served as our independent registered public accounting firm since our formation. On October 24, 2023, based on the approval of our Audit Committee, we dismissed Deloitte as the Company’s independent registered public accounting firm, effective as of that date. The report issued by Deloitte on the Company’s financial statements for the fiscal years ended December 31, 2021 and 2020 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Deloitte did not issue a report on the Company’s financial statements for the fiscal year ended December 31, 2022.  On October 24, 2023, based on the approval of our Audit Committee, the Company engaged Marcum LLP (“Marcum”), a nationally recognized accounting firm, as the Company’s new independent registered public accounting firm.  Marcum has audited the financial statements included in this Annual Report on Form 10-K for the years ended December 31, 2023 and 2022.

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

For the years ended December 31, 2023 and 2022, all services rendered by Deloitte and Marcum were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

Fees Paid to Independent Registered Public Accounting Firm

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements for the years ended December 31, 2023 and 2022, by Marcum are set forth in the table below.

	2023	2022
Fees:
Audit fees	$566,500	$612,800
Audit-related fees	20,082	62,902
Tax fees	100,116	81,151
All other fees	—	—
Total	$686,698	$756,853

For purposes of the preceding table, Marcum’s professional fees are classified as follows:

●	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Deloitte and Marcum in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

●	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, subscription to an online accounting research tool and internal control reviews and consultation concerning financial accounting and reporting standards.

●	Tax fees – These are fees for all professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the U.S. Internal Revenue Service (the “IRS”) and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-43 of this report:

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

3.3

Bylaws, dated of as April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 12, 2019)

3.4

Limited Partnership Agreement of the Operating Partnership, dated as of April 11, 2018 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

3.5

First Amendment to Limited Partnership Agreement of the Operating Partnership, effective as of April 29, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

3.6

Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of June 15, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2020)

3.7

First Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of February 4, 2021 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

3.8

Second Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of May 12, 2021 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

3.9

Third Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 3, 2021 (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

3.10

Fourth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of December 3, 2021 (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

3.11

Fifth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of January 18, 2022 (incorporated by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

3.12

Sixth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of March 24, 2022 (incorporated by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

3.13

Seventh Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of March 29, 2022 (incorporated by reference to Exhibit 3.13 to the Company's Quarterly Report on Form 10-Q filed March 27, 2024)

3.14

Eighth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 3, 2022 (incorporated by reference to Exhibit 3.14 to the Company's Quarterly Report on Form 10-Q filed March 27, 2024)

3.15

Ninth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 25, 2022 (incorporated by reference to Exhibit 3.15 to the Company's Quarterly Report on Form 10-Q filed March 27, 2024)

3.16

Tenth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 25, 2022 (incorporated by reference to Exhibit 3.16 to the Company's Quarterly Report on Form 10-Q filed March 27, 2024)

3.17

Eleventh Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of December 22, 2022 (incorporated by reference to Exhibit 3.17 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

3.18

Twelfth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of January 10, 2023 (incorporated by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

3.19

Thirteenth Amendment to the Amended and Restated Limited Partnership Agreement of Lodging Fund REIT III OP, LP, effective as of April 7, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 13, 2023)

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

Hotel Property, dated as of August 25, 2022 (incorporated by reference to Exhibit 10.258 to the Company’s Quarterly Report on Form 10-Q filed March 27, 2024)

10.259

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of December 15, 2022 (incorporated by reference to Exhibit 10.259 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.260

Amendment to Loan Agreement for Revolving Line of Credit with A-1 Legendary Bonds, LLC, dated as of December 22, 2022 (incorporated by reference to Exhibit 10.260 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.261

Second Amendment to Contribution Agreement between the Operating Partnership and Wichita Airport Hospitality LLC for the Wichita Property, dated as of December 21, 2022 (incorporated by reference to Exhibit 10.261 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.262

Business Loan Agreement between LF3 Wichita Airport, LLC, LF3 Wichita Airport TRS, LLC and Choice Financial Group dated as of December 21, 2022 (incorporated by reference to Exhibit 10.262 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.263

Promissory Note issued to Choice Financial Group in connection with the Wichita Property, dated as of December 21, 2022 (incorporated by reference to Exhibit 10.263 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.264	Mortgage related to the Wichita Property, dated as of December 21, 2022 (incorporated by reference to Exhibit 10.264 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.265	Assignment of Rents related to the Wichita Property, dated as of December 21, 2022 (incorporated by reference to Exhibit 10.265 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.266	Guaranty by Corey Maple related to the Wichita Property, dated as of December 21, 2022 (incorporated by reference to Exhibit 10.266 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.267

Guaranty by the Operating Partnership related to the Wichita Property, dated as of December 21, 2022 (incorporated by reference to Exhibit 10.267 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.268	Management Agreement with KAJ Hospitality, Inc. related to the Wichita Property (incorporated by reference to Exhibit 10.267 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.269

Amendment to Loan Agreement for Revolving Line of Credit with A-1 Legendary Bonds, LLC, dated as of January 12, 2023 (incorporated by reference to Exhibit 10.269 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.271

Loan Agreement between the Operating Partnership and NHS, LLC dba National Hospitality Services, dated as of March 6, 2023 (incorporated by reference to Exhibit 10.271 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.272

Amendment to Loan Agreement for Revolving Line of Credit with A-1 Legendary Bonds, LLC, dated as of April 18, 2023 (incorporated by reference to Exhibit 10.272 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.273

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of April 15, 2023 (incorporated by reference to Exhibit 10.273 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.274

Loan Agreement between LF3 RIFC, LLC, LF3 RIFC TRS, LLC and Access Point Financial, LLC regarding the Ft. Collins Property, dated as of April 18, 2023 (incorporated by reference to Exhibit 10.274 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.275

Promissory Note issued to Access Point Financial, LLC related to the Ft. Collins Property, dated as of April 18, 2023 (incorporated by reference to Exhibit 10.275 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.276

Guaranty of Payment, Carry and Completion between Corey Maple, Norman Leslie and Access Point Financial, LLC, dated as of April 18, 2023 (incorporated by reference to Exhibit 10.276 to the Company’s Annual Report on Form 10-K filed March 27, 2024

10.277

Loan Modification Agreement between LF3 El Paso, LLC, LF3 El Paso TRS LLC, the Operating Partnership, Corey Maple and EPH Development Fund LLC, dated as of May 15, 2023 relating to the El Paso HI Property (incorporated by reference to Exhibit 10.276 to the Company’s Annual Report on Form 10-K filed March 27, 2024

10.278

Amendment to the Amended and Restated Contribution Agreement regarding the El Paso HI Property (incorporated by reference to Exhibit 10.278 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.279

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.279 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.280

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of October 9, 2023 (incorporated by reference to Exhibit 10.280 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.281

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of December 27, 2023 (incorporated by reference to Exhibit 10.281 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.282

Change in Terms Agreement for Loan Agreement with NHS, LLC dba National Hospitality Services, dated as of December 28, 2023 (incorporated by reference to Exhibit 10.282 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

10.283

Fourth Amendment to the Revolving Line of Credit Loan Agreement between the Operating Partnership and Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.284

Fourth Amended and Restated Promissory Note entered into by the Operating Partnership in favor of Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed April 5, 2024)

10.285	Loan Agreement between the Borrower and Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.286

Promissory Note entered into by Borrower in favor of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.287

Pledge and Security Agreement entered into by the Operating Partnership in favor of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.288

Pledge and Security Agreement entered into by Lodging Fund REIT III TRS, Inc. in favor of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.289

Guaranty of Payment Norman H. Leslie for the benefit of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.290

Loan Agreement between the Operating Partnership and Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.291

Promissory Note entered into by the Operating Partnership in favor of Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.292

Pledge and Security Agreement entered into by the Company in favor of the Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.293*

Second Loan Modification Agreement between LF3 El Paso, LLC, LF3 El Paso TRS LLC, the Operating Partnership, Corey Maple and EPH Development Fund LLC, dated as of May 15, 2024 relating to the El Paso HI Property

10.294*	Guaranty of Payment by Norman H. Leslie for the benefit of Independent Bank, dated as of November 4, 2024

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Repurchase Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary.

None.

INDEX TO FINANCIAL STATEMENTS

LODGING FUND REIT III, INC. & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Lodging Fund REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lodging Fund REIT III, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
December 17, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Investment in hotel properties, net of accumulated depreciation and amortization of $27,469,450 and $17,458,998	$287,347,479	$290,217,642
Cash and cash equivalents	3,052,937	6,193,449
Restricted cash	9,891,392	10,732,832
Accounts receivable, net	1,466,879	1,468,732
Franchise fees, net	2,190,058	2,363,114
Prepaid expenses and other assets	1,825,589	1,409,993
Total Assets (variable interest entities - $22,649,498 and $24,924,626)	$305,774,334	$312,385,762

Liabilities and Equity
Debt, net	$196,297,771	$189,678,547
Finance lease liabilities	13,106,110	13,026,849
Accounts payable	3,877,980	3,034,148
Accrued expenses	7,808,118	5,853,519
Distributions payable	1,012,279	678,867
Due to related parties	11,164,605	6,277,432
Other liabilities	4,203,421	4,843,854
Total liabilities (variable interest entities - $17,392,077 and $18,390,067)	237,470,284	223,393,216

Commitments and contingencies (See Note 12)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 9,955,668 and 9,607,463 shares issued and outstanding	99,556	96,074
Additional paid-in capital	97,285,211	93,798,070
Accumulated deficit	(86,154,207)	(67,239,693)
Total stockholders' equity	11,230,560	26,654,451
Non-controlling interest – Series B LP Units	(3,869,459)	(2,841,056)
Non-controlling interest – Series GO LP Units	10,933,302	14,688,392
Non-controlling interest – Series GO II LP Units	765,162	—
Non-controlling interest – Series T LP Units	45,524,201	45,739,120
Non-controlling interest – Common LP Units	3,720,284	4,751,639
Total equity	68,304,050	88,992,546
Total Liabilities and Equity	$305,774,334	$312,385,762

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenues
Room revenue	$70,159,314	$50,335,176
Other revenue	4,655,893	2,794,118
Total revenue	74,815,207	53,129,294

Expenses
Property operations	35,917,331	25,985,687
General and administrative	10,535,465	10,577,266
Sales and marketing	4,850,551	3,318,003
Franchise fees	6,440,997	4,849,226
Management fees	5,504,088	4,204,291
Acquisition expense	1,333,267	729,545
Depreciation and amortization	10,233,637	8,049,377
Total expenses	74,815,336	57,713,395

Other Income (Expense)
Other income, net	992,009	2,530,374
Interest expense	(14,621,824)	(11,011,008)
Total other expense	(13,629,815)	(8,480,634)

Net Loss Before Income Taxes	(13,629,944)	(13,064,735)

Income tax (expense) benefit	254,344	(5,845,015)

Net Loss	(13,375,600)	(18,909,750)

Net loss attributable to non-controlling interest - Series B LP Units	(667,582)	(943,150)
Net loss attributable to non-controlling interest - Series GO LP Units	(2,119,797)	(3,101,944)
Net loss attributable to non-controlling interest - Series GO II LP Units	(94,246)	—
Net loss attributable to non-controlling interest - Common LP Units	(602,887)	(882,217)

Net Loss Attributable to Common Stockholders	$(9,891,088)	$(13,982,439)

Basic and Diluted Net Loss Per Share of Common Stock	$(1.01)	$(1.54)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	9,793,775	9,071,919

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
			Additional		Total	Non-controlling Interest
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series GO 2	Series T	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	LP Units	Equity
Balance at December 31, 2021	8,348,310	$83,481	$81,655,994	$(43,586,952)	$38,152,523	$(1,563,489)	$12,498,527	$—	$21,931,757	$1,437,082	$72,456,400
Issuance of common stock	1,180,020	11,801	11,450,572	—	11,462,373	—	—	—	—	—	11,462,373
Issuance of stock-based compensation	6,000	60	59,940	—	60,000	—	—	—	—	—	60,000
Issuance of GO Units	—	—	—	—	—	—	6,275,891	—	—	—	6,275,891
Issuance of T Units	—	—	—	—	—	—	—	—	23,807,363	—	23,807,363
Issuance of Common LP Units	—	—	—	—	—	—	—	—	—	4,600,000	4,600,000
Offering costs	—	—	—	(3,323,984)	(3,323,984)	—	(476,643)	—	—	—	(3,800,627)
Distributions declared ($0.70 per share)	—	—	—	(6,346,318)	(6,346,318)	(334,417)	(507,439)	—	—	(403,226)	(7,591,400)
Distributions reinvested	208,381	2,084	1,977,531	—	1,979,615	—	—	—	—	—	1,979,615
Redemptions	(135,248)	(1,352)	(1,345,967)	—	(1,347,319)	—	—	—	—	—	(1,347,319)
Net loss	—	—	—	(13,982,439)	(13,982,439)	(943,150)	(3,101,944)	—	—	(882,217)	(18,909,750)
Balance at December 31, 2022	9,607,463	$96,074	$93,798,070	$(67,239,693)	$26,654,451	$(2,841,056)	$14,688,392	$—	$45,739,120	$4,751,639	$88,992,546
Issuance of common stock	195,071	1,951	1,948,855	—	1,950,806	—	—	—	—	—	1,950,806
Issuance of stock-based compensation	4,000	40	42,240	—	42,280	—	—	—	—	—	42,280
Issuance of GO II Units	—	—	—	—	—	—	—	956,863	—	—	956,863
Offering costs	—	—	—	(2,167,817)	(2,167,817)	—	(2,665)	(97,455)	—	—	(2,267,937)
Distributions declared ($0.70 per share)	—	—	—	(6,855,609)	(6,855,609)	(360,821)	(1,632,628)	—	(214,919)	(428,468)	(9,492,445)
Distributions reinvested	149,134	1,491	1,496,046	—	1,497,537	—	—	—	—	—	1,497,537
Net loss	—	—	—	(9,891,088)	(9,891,088)	(667,582)	(2,119,797)	(94,246)	—	(602,887)	(13,375,600)
Balance at December 31, 2023	9,955,668	$99,556	$97,285,211	$(86,154,207)	$11,230,560	$(3,869,459)	$10,933,302	$765,162	$45,524,201	$3,720,284	$68,304,050

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(13,375,600)	$(18,909,750)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	9,973,925	7,995,492
Stock-based compensation expense	42,280	60,000
Amortization	1,479,464	1,526,442
Gain on extinguishment of debt	(700,000)	—
Loss on disposal of fixed assets	126,452	28,466
Gain on acquisition of VIE	—	(3,810,081)
Deferred tax assets, net	(273,162)	5,755,669
Change in operating assets and liabilities:
Accounts receivable	1,853	(551,394)
Franchise fees	—	(1,050,000)
Prepaid expenses and other assets	(415,596)	593,085
Increase in finance lease liability	79,261	188,920
Accounts payable	745,566	1,285,156
Accrued expenses	1,954,599	2,923,389
Due to related parties	3,782,175	3,503,397
Other liabilities	(367,271)	(868,891)
Net cash provided by (used in) operating activities	3,053,946	(1,330,100)
Cash Flows from Investing Activities:
Acquisitions of hotel properties	—	(50,865,357)
Cash and restricted cash acquired in consolidation of VIE	—	1,342,428
Improvements and additions to hotel properties	(7,489,926)	(5,958,414)
Net cash used in investing activities	(7,489,926)	(55,481,343)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	13,334,615	63,832,375
Proceeds from lines of credit	6,801,651	15,030,156
Principal payments on mortgage debt	(12,664,312)	(21,047,086)
Principal payments on lines of credit	(753,861)	(3,250,000)
Payments of deferred financing costs	(445,565)	(2,481,549)
Proceeds from issuance of common stock	1,950,806	11,462,373
Proceeds from issuance of GO Units	—	6,275,891
Proceeds from issuance of GO II Units	956,863	—
Payments of offering costs	(1,363,010)	(3,815,080)
Payments for shares redeemed	—	(1,347,319)
Distributions paid	(7,363,159)	(5,258,437)
Net cash provided by financing activities	454,028	59,401,324
Net change in cash, cash equivalents, and restricted cash	(3,981,952)	2,589,881
Beginning Cash, Cash Equivalents, and Restricted Cash	16,926,281	14,336,400
Ending Cash, Cash Equivalents, and Restricted Cash	$12,944,329	$16,926,281

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,977,385	$7,586,812
Income taxes paid	$18,992	$42,158

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of T Units for Fargo Property	$—	$4,091,291
Issuance of T Units for Lakewood Property	$—	$5,638,000
Issuance of Common LP Units for El Paso Airport Property	$—	$4,600,000
Issuance of T Units for Fort Collins Property	$—	$3,703,690
Issuance of T Units for Pineville HGI Property	$—	$2,729,211
Issuance of T Units for Charlotte Property	$—	$6,427,546
Issuance of T Units for Wichita Property	$—	$1,217,625
Debt assumed for acquisition of Fargo Property	$—	$7,198,709
Debt issued for acquisition of Fort Collins Property	$—	$11,500,000
Offering costs included in accounts payable	$98,266	$(38,024)
Offering costs included in due to related parties	$806,661	$23,570
Distributions included in due to related parties	$298,337	$170,138
Reinvested distributions	$1,497,537	$1,979,615
Initial ASC 842 adoption of right-of-use asset	$—	$2,478,696

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$6,193,449	$7,866,401
Restricted cash, beginning of period	10,732,832	6,469,999
Cash, cash equivalents, and restricted cash, beginning of period	$16,926,281	$14,336,400

Cash and cash equivalents, end of period	$3,052,937	$6,193,449
Restricted cash, end of period	9,891,392	10,732,832
Cash, cash equivalents, and restricted cash, end of period	$12,944,329	$16,926,281

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and four classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), Series Growth & Opportunity II (“GO II”) Limited Partner Units (“Series GO II LP Units”) and Series T Limited Partnership Units (“Series T LP Units”). LF REIT III was the sole general partner of the OP, as of December 31, 2023 and 2022. As of December 31, 2023, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,124,503 Series GO LP Units, 129,787 Series GO II LP Units and 5,073,506 Series T LP Units.

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in shares of the Company’s common stock in December 2021 (the “Offering”). The Offering is to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. In addition to sales of common shares for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. As of December 31, 2023, the Company had issued and sold 10,243,193 shares of common stock, including 1,167,594 shares attributable to the DRIP, and received aggregate proceeds of $100.2 million. As of December 31, 2023, the Company had repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469 under the Company’s Share Repurchase Plan. As of December 31, 2023, all of the redemption proceeds have been paid.

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

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of December 31, 2023, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of the conversion. As of December 31, 2023, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the year ended December 31, 2023, the Company declared distributions of $0.2 million for the Series T LP Units.

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2023, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit at the time of issuance, in connection with property contributions.

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series Growth & Opportunity II Limited Partner Units (“Series GO II LP Units”), with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are offered at a purchase price equal to 75% of the NAV of the Company’s common stock. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. As of December 31, 2023, the Operating Partnership had issued and sold 129,787 Series GO II LP Units and received gross aggregate proceeds of $1.0 million. See Note 13 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for information regarding the extension of the GO II Unit Offering.

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

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $2.6 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively, and is included in sales and marketing in the consolidated statements of operations.

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

Accounts Receivable—Accounts receivable consist primarily of receivables due from hotel guests for room stays and meeting and banquet room rentals, which are uncollateralized customer obligations. Management determines the likelihood of collectability of receivables on an individual customer basis, based on the amount of time the balance has been outstanding, likelihood of collecting, and the customer’s current economic status. The carrying amount of the accounts receivables is reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected.

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

Stock-Based Compensation—During 2022, the Company began compensating its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and the Company recognizes stock-based compensation expense based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $42,280 and $60,000 for the years ended December 31, 2023 and 2022, respectively, and is included in general and administrative expense in the consolidated statements of operations.

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

Accounting Standards Update—The Company, as an emerging growth company, has elected to use the extended transition period which allows us to defer the adoption of new or revised accounting standards. This allows the Company to adopt new or revised accounting standards as of the effective date for non-public business entities.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the ASU to determine its impact on the Company’s segment disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires additional disclosures about income taxes, including specific categories in the rate reconciliation and disaggregated information on income taxes paid and income from continuing operations. The standard also eliminates the requirement to disclose an estimated range of the reasonably possible change in unrecognized tax benefits in the next 12 months. The Company is still evaluating the level of disclosure that will be required. This standard is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024, with early adoption permitted.

3.  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Land and land improvements	$32,655,286	$32,650,698
Building and building improvements	245,132,662	241,278,409
Furniture, fixtures, and equipment	23,850,758	21,884,508
Right-of-use asset - ground lease	7,081,156	7,286,984
Construction in progress	6,097,067	4,576,041
Investment in hotel properties, at cost	314,816,929	307,676,640
Less: accumulated depreciation	(27,469,450)	(17,458,998)
Investment in hotel properties, net	$287,347,479	$290,217,642

As of December 31, 2023, the Company consolidated nineteen hotel properties, consisting of eighteen hotel properties owned by the Company and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, with an aggregate of 2,261 rooms located in eleven states.

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

	December 31,	December 31,
	2023	2022
Assets
Investment in hotel properties, net of accumulated depreciation of $1,281,612 and $471,491	$21,194,229	$22,036,289
Cash and cash equivalents	163,501	493,056
Restricted cash	851,290	2,173,237
Accounts receivable, net	412,856	154,976
Prepaid expenses and other assets	27,622	67,068
Total Assets	$22,649,498	$24,924,626

Liabilities
Debt, net	$12,086,033	$12,244,068
Finance lease liability	4,750,889	4,862,172
Accounts payable	143,030	182,692
Accrued expenses	109,897	445,763
Other liabilities	302,228	655,372
Total liabilities	$17,392,077	$18,390,067

Acquisitions of Hotel Properties

The Company did not acquire any properties during the year ended December 31, 2023. The Company acquired seven properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property during the year ended December 31, 2022. Each of the Company’s hotel acquisitions to date have been determined to be asset acquisitions.  The table below outlines the details of the properties acquired during the year ended December 31, 2022.

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

Eleven of the hotel properties owned by the Company as of December 31, 2023 are subject to management agreements with NHS, LLC dba National Hospitality Services (“NHS”) with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement, which will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Pineville Property was being managed on a day-to-day basis by Beacon IMG, Inc. (“Beacon”), an affiliate of the seller of the Pineville Property, pursuant to a sub-management agreement. On February 1, 2023, day-to-day management was transferred to HP Hotel Management, Inc.

The Southaven Property is subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for two (2) successive five-year periods unless terminated earlier in accordance with its terms. The Houston Property, El Paso Airport Property and El Paso University Property are subject to a management agreement with Interstate Management Company, LLC (“Aimbridge”). The Aimbridge agreement for the Houston Property has an initial term expiring on August 3 of the third full calendar year following the effective date of the agreement. The agreement will automatically renew for additional successive terms of one year each unless terminated earlier in accordance with its terms. The Aimbridge agreement for the El Paso Airport Property and the El Paso University Property each has an initial five (5) year term and will automatically renew for one (1) year periods unless terminated earlier in accordance with its terms. The Charlotte Property and the Pineville HGI Property are each subject to a management agreement with HP Hotel Management, Inc. (“HP”). Each HP agreement has an initial term expiring three years after its effective date, which automatically renews for successive three-year periods, unless terminated in accordance with its terms. The Fargo Property and the Wichita Property are each subject to a management agreement with KAJ Hospitality Inc. Each KAJ agreement has an initial term of five years after its effective date, which automatically renews for successive one-year periods, unless terminated in accordance with its terms. The seller of the Pineville Property, an affiliate of Beacon, was entitled to additional cash consideration if the property exceeds certain performance criteria based on increases in the property’s net operating income (“NOI”) for a selected 12-month period of time. At any time during the period beginning April 1, 2021 through the date of the final NOI determination (on or about April 30, 2023), the seller of the property could have made a one-time election to receive the additional consideration. The variable amount of the additional consideration, if any, was based on the excess of the property’s actual NOI over a base NOI for the applicable 12-month calculation period divided by the stated cap rate for such calculation period. As of December 31, 2023, no amounts were owed or paid to the seller of the Pineville Property, and no election to receive the additional consideration had been made. As of the date of this filing, the period to elect to receive additional consideration has passed with no election being made.

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

Northbrook Property Above Market Ground Lease

On December 3, 2021, in connection with the purchase of the Northbrook Property, the Company recorded an above market ground lease liability of $5,497,061, which was recognized on the consolidated balance sheet within Other Liabilities. The Company assumed the ground lease 15 years into a 61-year lease maturing in 2067. The yearly base rent, paid monthly, increases 3% every year through maturity. As of December 31, 2023, the Company’s finance lease had a discount rate of 7.75%.

Upon adoption of ASU No. 2016-02 on January 1, 2022, the Company derecognized the above market ground lease liability by reclassifying it as a partial offset to the beginning right-of-use asset related to this financing lease. At adoption of the new standard, the Company recognized a lease liability of $7,975,757 and a right-of-use asset of $2,478,696, which included the derecognition of the above-market ground lease liability. For the year ended December 31, 2023, the Company recognized interest expense of $639,561 and right-of-use amortization expense of $53,885 related to the finance lease.

El Paso University Property Ground Lease

On August 10, 2022, in connection with the El Paso University Property, the Company recognized a finance lease liability of $4,862,172 and a right-of-use asset of $4,862,172 related to a ground lease assumed. The Company assumed the ground lease with a remaining term of 32 years, maturing in 2054. Annual rentals are comprised of a base rent due at the beginning of the year plus, if applicable, a percent of revenue in excess of the base rent. The annual base rent is adjusted every five years by an average of a percent of the annual revenue in preceding years. If revenue remains below the previous five-year base rent, then there is no change to base rent. As of December 31, 2023, the finance lease had a discount rate of 9.00%.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s consolidated balance sheet as of December 31, 2023.

2024	$610,237
2025	624,112
2026	645,791
2027	660,511
2028	675,672
Thereafter	43,341,125
Total finance lease payments	46,557,448
Interest	(33,451,338)
Present value of finance lease liabilities	$13,106,110

4.  PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	December 31,	December 31,
	2023	2022
Franchise fees(1)	$—	$150,000
Acquisition costs	—	485,304
Insurance	941,582	389,656
Other	884,007	385,033
	$1,825,589	$1,409,993
(1)	Prepaid franchise fees paid in 2022 in relation to Sheraton Albuquerque Airport, terminated in 2023.

5.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2023	2022
Property taxes	$3,040,984	$3,215,458
Interest	3,504,989	1,585,813
Other	1,262,145	1,052,248
	$7,808,118	$5,853,519

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

The interest rate as of December 31, 2023 was 9.50%. The Western Line of Credit is secured by our Cedar Rapids Property, Eagan Property, and Fargo Property which are also subject to term loans with the same lender, and 300,000 Common LP Units of the Operating Partnership. The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of December 31, 2023, there was a $4.7 million balance outstanding on the Western Line of Credit. See Note 13 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for a description of amendments to the Western Line of Credit subsequent to December 31, 2023.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (“A-1 Bonds”), which is an affiliate of the Advisor which is owned by Norman Leslie, a director and officer of the Company and principal of the Advisor and Corey Maple, a director of the Company and principal of the Advisor. The A-1 Revolving Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. On January 12, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $10.0 million, increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,000,000 unissued Common LP Units and extended the maturity date to December 31, 2023. The A-1 Revolving Line of Credit has a fixed interest rate of 7.00% per annum. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty. On April 18, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $13.3 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,330,000 unissued Common LP Units.  As of December 31, 2023, there was a $13.2 million balance outstanding on the A-1 Line of Credit. See Note 13 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for a description of amendments to the A-1 Line of Credit subsequent to December 31, 2023.

Mortgage Debt

As of December 31, 2023, the Company had $180.2 million in outstanding mortgage debt secured by each of their nineteen hotel properties, with maturity dates ranging from March 2024 to April 2029. Sixteen of the loans have fixed interest rates ranging from 3.70% to 7.00%. One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 11.46% as of December 31, 2023. Another loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25% per annum, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 11.71% as of December 31, 2023. Another loan is a variable interest loan at a rate of the 30-day secured overnight financing rate or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 10.00%, resulting in an effective rate of 11.60% as of December 31, 2023. Another loan is a variable interest loan at a rate of the 30-day secured overnight financing rate or an equivalent rate plus 7.50%, provided that the variable rate shall not be less than 10.00%, resulting in an effective rate of 12.85% as of December 31, 2023.

Collectively, the weighted-average interest rate is 6.24%. The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period following origination, and generally require a balloon payment due at maturity. As of December 31, 2023 and December 31, 2022, certain mortgage debt was guaranteed by the members of the Advisor. See Note 9 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for additional information regarding debt that was guaranteed by members of the Advisor. As part of the consolidated outstanding mortgage debt above, the owner of the leasehold interest in the El Paso University Property is the borrower under a $14.4 million loan secured by the lease hold interest in the El Paso University Property, Corey Maple entered into a guaranty and environmental indemnity in connection with the loan.  The loan has a fixed interest rate of 4.94% per annum and matures on August 6, 2025.

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

On May 2, 2023, pursuant to the Equipment Loan and Security Agreement, dated as of May 2, 2023 (the “Fort Collins CAPEX Agreement”), LF3 RIFC TRS, LLC (the “Fort Collins CAPEX Borrower”), a subsidiary of the Operating Partnership entered into a new $1.9 million loan with Access Point, which is secured by furnishings, fixtures and equipment at the Fort Collins Property, as defined within the Fort Collins CAPEX Agreement (the “Fort Collins CAPEX Loan”). The Fort Collins CAPEX Loan is evidenced by a promissory note and has a variable interest rate per annum equal to 30-day secured overnight financing rate plus 7.50%. The Fort Collins CAPEX Loan matures on the earlier of (a) May 4, 2030 or (b) the maturity date of the New Fort Collins Loan described above, as extended by the Fort Collins Borrower or as accelerated by lender pursuant to such loan’s terms. The Fort Collins CAPEX Loan requires interest-only payments through May 4, 2025, followed by monthly payments of principal and interest through any extension, with the outstanding principal and interest due at maturity. The Fort Collins CAPEX Borrower has the right to prepay the outstanding principal amount in full following the interest only period upon payment of a prepayment fee equal to 1.0% of the outstanding balance of the Fort Collins CAPEX Loan.

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

See Note 13 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for a description of changes to mortgage debt occurring subsequent to December 31, 2023.

As of December 31, 2023, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. On July 23, 2024, the Company sold the Pineville Property and no waiver of the financial covenants is needed. Except as described above, the Company was in compliance with all debt covenants as of December 31, 2023. See Note 13 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for a description of the sale of the Pineville Property subsequent to December 31, 2023.

The following table sets forth the hotel properties securing each loan, the interest rate, maturity date, and the outstanding balance as of December 31, 2023 and 2022 for each of the Company’s mortgage debt obligations.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	December 31,	Maturity	December 31,	December 31,
	2023	Date	2023	2022
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,698,543	$5,799,804
Hampton Inn & Suites - Pineville(2)	5.13%	6/6/2024	8,368,135	8,580,586
Hampton Inn - Eagan	4.60%	1/1/2025	8,839,737	9,063,528
Home2 Suites - Prattville(3)	4.13%	8/1/2024	8,984,688	9,199,041
Home2 Suites - Lubbock	4.69%	10/6/2026	7,103,138	7,343,948
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,809,051	8,971,430
Homewood Suites - Southaven(4)	3.70%	3/3/2025	12,658,773	13,007,706
Courtyard by Marriott - Aurora(5)(6)	11.46%	2/5/2024(7)	15,000,000	15,000,000
Holiday Inn - El Paso(6)(8)	5.00%	5/15/2024(8)	7,600,000	7,900,000
Hilton Garden Inn - Houston(9)	3.85%	9/2/2026	13,852,705	13,947,217
Sheraton - Northbrook(6)(10)	11.71%	12/5/2024	4,026,202	3,766,639
Hampton Inn - Fargo(11)	4.00%	3/1/2027	7,095,283	7,275,480
Courtyard by Marriott - El Paso(12)(13)	6.01%	5/13/2027	9,975,072	9,990,000
Fairfield Inn & Suites - Lakewood(6)(14)	7.00%	3/28/2024	13,845,000	13,845,000
Residence Inn - Fort Collins(15)	11.60%	5/4/2025	11,200,000	—
Residence Inn - Fort Collins - CapEx(15)	12.85%	5/4/2025	1,875,000	—
Residence Inn - Fort Collins - A-1(15)(16)	7.00%	8/3/2028	501,465	11,500,000
Hilton Garden Inn - El Paso	4.94%	8/6/2025	12,341,759	12,613,869
Hilton Garden Inn - Pineville(17)	6.20%	8/25/2027	7,020,000	7,020,000
Hilton Garden Inn - Charlotte(17)	6.20%	8/25/2027	9,805,000	9,805,000
Holiday Inn Express - Wichita(12)	6.41%	12/21/2027	5,642,000	5,642,000
Total Mortgage Debt			180,241,551	180,271,248
Premium on assumed debt, net			203,135	221,082
Deferred financing costs, net			(2,574,861)	(3,193,939)
Net Mortgage			177,869,825	177,298,391

$5.0 million revolving line of credit - Western(18)	9.50%	4/15/2024(20)	4,651,139	5,000,000
$13.3 million revolving line of credit - A-1 Bonds(19)	7.00%	12/31/2023(19)	13,176,807	7,380,156
$0.6 million loan - NHS	7.00%	1/31/2024(21)	600,000	—
Total Lines of Credit			18,427,946	12,380,156

Debt, net			$196,297,771	$189,678,547
(1)	Loan is interest-only through April 30, 2022 and is at a fixed rate of interest. The parties are working to finalize the extension documents as of the date of this filing.
(2)	On July 23, 2024, the Hampton Inn & Suites Pineville was sold and the loan was repaid on the closing date. See Note 13 “Subsequent Events.”
(3)	On November 4, 2024, this loan was repaid in full and refinanced with a new loan secured by the Prattville Property. See Note 13 “Subsequent Events”.
(4)	On December 6, 2024, this loan was repaid in full and refinanced with a new loan secured by the Southaven Property. See Note 13 “Subsequent Events”.

(5)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%.
(6)	Loan is interest-only until maturity.
(7)	The Company has notified the lender of its intention to exercise the option under the loan agreement to extend the maturity date to February 5, 2025.
(8)	On May 15, 2024, the maturity date was extended to November 15, 2024 and the interest rate was increased to 9.0%. See Note 13 “Subsequent Events.”
(9)	Loan is interest-only for the first 24 months after origination.
(10)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%.
(11)	Proceeds of this loan were used to repay in full the original loan secured by the Fargo Property entered into on January 24, 2022 with A-1 Bonds.
(12)	Loan is interest-only for the first 18 months after origination.
(13)	Proceeds of this loan were used to repay in full the original loan secured by the El Paso Airport Property entered into on February 14, 2022 with A-1 Bonds.
(14)	On March 27, 2024, this loan was repaid in full and refinanced with two new loans secured by the Lakewood Property and unissued common limited partnership units of the Operating Partnership. See Note 13 “Subsequent Events.”
(15)	On April 18, 2023, Tranche 1 and Tranche 2 were repaid in full and refinanced with a new loan secured by the Fort Collins Property.
(16)	Tranche 3’s maturity date is August 2, 2028.
(17)	Loan is interest-only through February 25, 2024.
(18)	Variable interest rate equal to U.S. Prime plus 0.50%
(19)	On March 27, 2024, this line of credit was increased to $15.5 million and the maturity date was extended to December 31, 2024. See Note 13 “Subsequent Events.”
(20)	On May 10, 2024, the maturity date was extended to June 5, 2024. The Company and Western State Bank are working to finalize an extension of this line of credit as of the date of this filing. See Note 13 “Subsequent Events.”
(21)	On August 21, 2024, the maturity date was extended to September 30, 2025. See Note 13 “Subsequent Events.”

Future Minimum Payments

As of December 31, 2023, the future minimum principal payments on the Company’s debt were as follows:

2024	$69,392,481
2025	62,574,437
2026	20,686,104
2027	37,441,359
2028	708,616
Thereafter	7,866,500
198,669,497

Premium on assumed debt, net	203,135
Deferred financing costs, net	(2,574,861)
$196,297,771

The $69.4 million of future minimum principal payments due in 2024 includes the maturities of the mortgage debt secured individually by the Lakewood Property, El Paso Property, Pineville Property, Prattville Property and Northbrook Property, as well as the maturities of the Western Line of Credit, the A-1 Bonds Line of Credit and the NHS Line of Credit. See Note 13 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for a description of changes to mortgage debt occurring subsequent to December 31, 2023.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as of December 31, 2023 and 2022 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of December 31, 2023 and 2022. The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using an estimate of current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of December 31, 2023, the estimated fair value of the Company’s mortgage debt was $178.5 million, compared to the gross carrying value $180.2 million. As of December 31, 2022, the estimated fair value of the Company’s mortgage debt was $175.8 million, compared to the gross carrying value $180.3 million.

8.  INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the periods ended December 31, 2023 and 2022. The Company did not have any uncertain tax positions as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, all distributions paid were determined to be 100% returns of capital contributions.

The Company’s TRS generated a net operating loss (“NOL”) for the year ended December 31, 2023 and the year ended December 31, 2022, which can be carried forward to offset future taxable income. As of December 31, 2023, the Company has recognized a full valuation allowance against its deferred tax assets of $8.7 million, resulting in a net deferred tax liability of $3.0 million. As of December 31, 2022, the Company had recorded a net deferred tax liability of $3.3 million, primarily attributable to its NOLs generated in the current year and prior periods, net of temporary differences primarily related to deprecation. The net deferred tax liability is recognized on the consolidated balance sheet within Other Liabilities. The Company’s NOLs will expire in 2038-2042 for state tax purposes and will not expire for federal tax purposes. As of December 31, 2023 and 2022, the Company had deferred tax assets attributable to NOL carryforwards for federal income tax purposes of $7.1 million and $6.3 million, respectively, and NOL carryforwards for state income tax purposes of $1.6 million and $1.0 million, respectively. The Company recorded a valuation allowance of $1.4 million and $7.3 million against the deferred tax asset in 2023 and 2022, respectively. As of December 31, 2023, the tax years 2019 through 2022 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

The components of the Company’s income tax (expense) benefit are as follows:

	For the Years Ended December 31,
	2023	2022
Federal:
Deferred	$402,080	$(5,047,228)
State:
Current	—	(89,346)
Deferred	(147,736)	(708,441)
Income tax (expense)/benefit	$254,344	$(5,845,015)

The provision for income taxes is derived from the income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the Years Ended December 31,
	2023	%	2022	%
Expected income tax benefit at U.S. Federal statutory rate	$1,247,366	-21.0%	$2,743,594	-21.0%
Tax impact of REIT election	-	0.0%	(614,966)	4.7%
Expected tax benefit at TRS	1,247,366	-21.0%	2,128,628	-16.3%
Valuation Allowance	(1,009,839)		(7,314,530)
Gross tax (expense)/benefit	237,527		(5,185,902)

State income tax expense, net	42,874	-0.7%	(89,346)	0.7%
Temporary differences - deprecation	-	0.0%	(569,767)	4.4%
Permanent differences	(26,057)	0.4%	-	0.0%

Income tax (expense)/benefit	$254,344	-4.3%	$(5,845,015)	44.7%

As of December 31, 2023 and 2022, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards - Federal	$7,089,135	$6,265,111
Net operating loss carryforwards - State	1,598,579	1,049,419
Valuation Allowance	(8,687,714)	(7,314,530)
	-	-
Deferred Tax Liabilities:
Tax FF&E basis less than book basis - Federal	(2,462,213)	(2,864,293)
Tax FF&E basis less than book basis - State	(555,222)	(426,608)
	(3,017,435)	(3,290,901)

Deferred tax (liabilities)/assets, net	$(3,017,435)	$(3,290,901)

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

The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor will also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing. The Advisor will also be paid  a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, which disposition fee in connection with a sale of all or substantially all of the Company’s assets, merger or similar transaction, shall be equal to between 0.0% and 4.0% of the gross consideration received (grossed up for liabilities of the Company), with the percentage dependent on the total return per share and timing of such transaction, payable at the closing of such sale, merger or transaction. The Advisor may also be paid real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty amount, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B Limited Partnership Unit (“Series B LP Unit”) holders) have received a 6% cumulative, but not compounded, return per annum.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the years ended December 31, 2023 and 2022, were as follows:

	Incurred
	For the Years Ended December 31,
	2023	2022
Fees:
Acquisition fees	$—	$1,626,599
Financing fees	84,000	1,861,628
Asset management fees	2,488,100	1,918,321
Performance fees	195,874	181,541
	$2,767,974	$5,588,089

Reimbursements:
Offering costs	$1,935,023	$2,256,081
General and administrative	3,258,648	3,640,108
Sales and marketing	144,421	321,821
Acquisition costs	185,115	67,051
	$5,523,207	$6,285,061

For the years ended December 31, 2023 and 2022, the Operating Partnership recognized distributions payable to the Advisor in the amount of $360,821 and $334,417 respectively, in connection with the Advisor’s ownership of Series B LP Units. For the years ended December 31, 2023 and 2022, the Company paid distributions in the amount of $40,123 and

$40,123 respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock. For the years ended December 31, 2023 and 2022, the Company paid Corey Maple distributions in an amount of $4,352 and $1,994, respectively, in connection with his ownership of 15,361 Series GO LP Units.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of December 31, 2023, Corey Maple, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama, Southaven, Mississippi and Fargo, North Dakota, which had original loan amounts of $9.6 million, $13.5 million and $7.4 million respectively, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of the Company’s line of credit in the original amount of $5.0 million which is secured by the hotel properties located in Cedar Rapids, Iowa, Eagan, Minnesota, and Fargo, North Dakota, and 300,000 Common LP Units of Lodging Fund REIT III OP, LP, and is a guarantor of the Company’s loans secured by the El Paso University Property located in El Paso, Texas, and is a guarantor of 50% of the loan secured by the hotel property in Wichita, Kansas, which had original loan amounts of $14.4 million and $5.6 million respectively. Norman Leslie is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. For the years ended December 31, 2023 and 2022, the Company accrued guarantee fees in the amount of $151,765 and $155,676 respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $1.2 million remained unpaid at December 31, 2023 and is included in Due to Related Party on the accompanying consolidated balance sheet. See Note 13, “Subsequent Events,” for a  description of additional guarantees entered into subsequent to December 31, 2023.

As of December 31, 2023 and 2022, the Company had amounts due and payable to the Advisor and its affiliates of $10.6 million and $5.6 million respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

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

As of December 31, 2023, there was a $600,000 balance outstanding on the NHS Loan. See Note 13 “Subsequent Events” for an additional transaction with NHS occurring subsequent to December 31, 2023.

Fees and reimbursements earned and payable to, NHS for the years ended December 31, 2023 and 2022, were as follows:

	Incurred		Payable as of
	For the Years Ended December 31,		December 31,	December 31,
	2023	2022	2023	2022
Fees:
Management fees	$1,073,723	$1,071,385	$186,298	$145,733
Administrative fees	119,613	184,101	20,962	22,791
Accounting fees	159,896	195,096	32,220	31,164
	$1,353,232	$1,450,582	$239,480	$199,688

Reimbursements	$810,723	$1,273,180	$216,595	$143,009

One Rep Construction, LLC (“One Rep”)—One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2023 and 2022 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the years ended December 31, 2023 and 2022, the Company incurred $191,803 and $258,037 of construction management fees and reimbursements payable to One Rep, respectively. As of December 31, 2023 and 2022, the amounts outstanding and due to One Rep were $34,856 and $33,947 respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) – A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. During the year ended December 31, 2023, A-1 Bonds made no new loans to subsidiaries of the Company. During the year ended December 31, 2022, A-1 Bonds made loans with an aggregate principal amount of $42.5 million to subsidiaries of the Company secured by 4 hotel properties, of which $28.2 million was subsequently paid off prior to the date of this filing. On August 9, 2022, the Company entered into a $5.0 million revolving line of credit with A-1 Bonds, LLC (the “A-1 Revolving Line of Credit”). The A-1 Revolving Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity on December 31, 2022. On January 12, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $10.0 million, increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,000,000 unissued Common LP Units and extended the maturity date to December 31, 2023. On April 18, 2023, the A-1 Revolving Line of Credit was amended to increase the line of credit to $13.3 million and increased the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,330,000 unissued Common LP Units. The A-1 Revolving Line of Credit has a fixed interest rate of 7.00% per annum. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty. As of December 31, 2023, there was a $13.2 million balance outstanding on the A-1 Revolving Line of Credit. See Note 4, “Debt- Lines of Credit & Loans”. See Note 13 “Subsequent Events” for additional loans made by A-1 Bonds and amendments to existing loans made by A-1 Bonds occurring subsequent to December 31, 2023.

10.  FRANCHISE AGREEMENTS

As of December 31, 2023 and 2022, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2023	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$264,655
Second Quarter 2023	1,794,077	0.175	1,317,166	384,772	1,701,938	3,484,371
Third Quarter 2023	1,816,105	0.175	1,344,743	381,033	1,725,776	2,285,665
Fourth Quarter 2023	1,826,402	0.175	1,433,319	335,912	1,769,231	(2,980,745)
	$7,216,430	$0.700	$5,520,030	$1,497,537	$7,017,567	$3,053,946

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2022	$1,556,308	$0.175	$933,464	$567,240	$1,500,704	$(3,293,181)
Second Quarter 2022	1,540,200	0.175	1,203,791	526,159	1,729,950	20,841
Third Quarter 2022	1,821,829	0.175	1,094,353	452,923	1,547,276	2,268,982
Fourth Quarter 2022	1,762,398	0.175	1,234,969	433,293	1,668,262	(326,742)
	$6,680,735	$0.700	$4,466,577	$1,979,615	$6,446,192	$(1,330,100)

(1)	Distributions for the period from January 1, 2022 through December 31, 2023 were payable to each stockholder as 100% in cash on a monthly basis.
(2)	Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2022 through December 31, 2023 were paid on a monthly basis. Distributions for all record dates of a given month during such period were paid during the following month, except for the distributions declared for December 2023 which were paid in March 2024.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan. The Company repurchased no shares during the year ended December 31, 2023. The Company repurchased 135,248 shares pursuant to repurchase requests received during the year ended December 31, 2022, which represented an original investment of $1,352,472 for $1,347,319. As of December 31, 2023, all redemption proceeds had been paid. As of December 31, 2023, the Company had $1,931,014 available for eligible repurchases in all of 2023.

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

Non-Controlling Interests

As of December 31, 2023, the Operating Partnership had five classes of Limited Partner Units which included the Common LP Units, the Series B LP Units, the Series T LP Units, the Series GO LP Units and the Series GO II LP Units. The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects (as defined below).

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T LP Units at the time of conversion. As of December 31, 2023, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the year ended December 31, 2023, the Company declared distributions of $0.2 million.

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

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Units Offering for sales which were pending as of that date. As of December 31, 2023, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

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

Series B LP Unit Offering

As of December 31, 2023, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2023, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit at the time of issuance, in connection with the Northbrook Property acquisition and El Paso Airport Property acquisition.

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

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The purchase price of the Series GO II LP Units in the offering is equal to 75% of the Share NAV and, based on the current Share NAV, is $7.93 per Series GO II LP Unit. The Series GO II LP Units will be specially allocated all Net Income (including book up income) in proportion to the 25% issue price shortfall, until the positive Capital Account balance of each Series GO II LP Unit is equal to the Share NAV. As a result, the issuance of the Series GO II LP Units will be dilutive to the General Partner Units and therefore, to the shares of common stock of the Company. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP

Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. As of December 31, 2023, the Operating Partnership had issued and sold 129,787 Series GO II LP Units and received aggregate proceeds of $1.0 million. See Note 13 “Subsequent Events” for information regarding the extension of the GO II Unit Offering.

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

Effective November 20, 2023, the Operating Partnership and the PA Seller entered into a settlement agreement and general release of all claims (the “Settlement Agreement”) regarding the asset purchase agreement dated November 22, 2019. Pursuant to the Settlement Agreement, the PA Seller received $700,000 of the Earnest Money Deposit, and the Operating Partnership received $800,000 of the Earnest Money Deposit. Accrued interest on the Deposit was split between the parties with 7/15 of the total amount being paid to the PA Seller and 8/15 of the total amount being paid to the Operating Partnership. Incurred fees of the Escrow Agent were paid by the Operating Partnership in accordance with the Settlement Agreement. The Operating Partnership and all related entities are released and forever discharged from all claims related to or arising from the Purchase Agreement.

Contribution Agreements Entered into or Terminated During the Year Ended December 31, 2023

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

13.  SUBSEQUENT EVENTS

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

As of December 17, 2024, $15.5 million is outstanding under the A-1 Line of Credit.

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

As of December 17, 2024, $4.1 million is outstanding under the Western Line of Credit.

NHS Loan

On August 21, 2024, the Company entered into a Change in Terms Agreement with the Operating Partnership and NHS in connection with the NHS Loan to extend the maturity date of the NHS Loan to September 30, 2025.

As of December 17, 2024, $0.6 million is outstanding under the NHS Loan.

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

Prattville Refinance

On November 4, 2024, the subsidiaries of the Operating Partnership (the “New Prattville Borrower”) entered into a new $11.0 million loan (the “New Prattville Loan”) with Independent Bank (the “New Prattville Lender”) secured by the Prattville Property. The New Prattville Loan is evidenced by a promissory note and has an adjustable interest rate that is the higher of (i) 4.85%, or (ii) the SOFR rate plus 3.0%, with an initial interest rate of 7.84%. The maturity date of the New Prattville Loan is November 4, 2029. The New Prattville Loan requires monthly interest-only payments for the first 24 months, principal payments in the amount of $15,200 plus interest for the remainder of the life of the loan and the outstanding principal balance due at maturity. There is no prepayment penalty or premium for prepayments of the principal under the New Prattville Loan, but if the prepayment is the result of a refinance with a financial institution other than the New Prattville Lender, the New Prattville Borrower must pay the New Prattville Lender an amount equal to 3.0% of the amount being prepaid if during the first year of the New Prattville Loan, an amount equal to 2.0% of the amount being prepaid if paid during the second year of the New Prattville Loan, and an amount equal to 1.0% of the amount being prepaid if paid during the third, fourth, or fifth years of the New Prattville Loan.

Pursuance to the New Prattville Loan Agreement, Norman Leslie, a director and executive officer of the Company, entered into a Guaranty (the “New Prattville Guaranty”) with the New Prattville Lender to guarantee payment when due of the principal amount of indebtedness outstanding, including accrued interest and collection costs and expenses, as further described in the New Prattville Guaranty.

On November 4, 2024, the proceeds from the New Prattville Loan were used to refinance the Original Prattville Loan, and the outstanding obligations under the Original Prattville Loan were repaid in full. All guarantees in connection and collateral with respect to the Original Prattville Loan have been terminated or released, and all commitments with respect to the Original Prattville Loan have been terminated or released.

Distributions Paid

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

On August 20, 2024, the Company declared cash distributions totaling $356,690 and DRIP distributions totaling $59,688, cash distributions totaling $25,504 for Common Limited Units of the Operating Partnership and cash distributions totaling $130,186 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.001366120 per share of Common Stock in the Company, equivalent to an annualized rate of five percent (5.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates July 1 through July 31, 2024 to holders of record on each calendar day of such period. The distribution declared for July 2024 was paid on August 20, 2024.

On September 26, 2024, the Company declared cash distributions totaling $353,107 and DRIP distributions totaling $63,549, cash distributions totaling $25,504 for Common Limited Units of the Operating Partnership and cash distributions totaling $130,186 for Series GO LP Units of the Operating Partnership, at a daily rate of $0.001366120 per share of Common Stock in the Company, equivalent to an annualized rate of five percent (5.00%) per share based on the Company’s initial offering price of $10.00, for daily record dates August 1 through August 31, 2024 to holders of record on each calendar day of such period. The distribution declared for August 2024 was paid on September 27, 2024.

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

Agreement to Sell Pineville HGI Property and Charlotte Property

On December 2, 2024, the Company entered into an agreement to sell the Pineville HGI Property and the Charlotte Property. The agreement is subject to closing conditions. There can be no assurance the Company will complete any or all of these pending property dispositions on the contemplated terms, or at all.

Southaven Refinance

On December 6, 2024, the subsidiaries of the Operating Partnership (the “New Southaven Borrower”) entered into a new $18.0 million loan (the “New Southaven Loan”) with UBS AG. (the “New Southaven Lender”) secured by the Southaven Property. The New Southaven Loan is evidenced by a promissory note and has aa fixed interest rate that is equal to the five-year United States Treasury rate plus 3.58%, resulting in an interest rate of 7.77%. The maturity date of the New Southaven Loan is December 6, 2029. The New Southaven Loan requires monthly interest-only payments for the life of the loan, with the outstanding principal balance due at maturity. Prepayment is not permitted during the first year of the New Southaven Loan, but prepayment is permissible with certain stipulations laid out in the loan agreement.

On December 6, 2024, the proceeds from the New Southaven Loan were used to refinance the Original Southaven Loan, and the outstanding obligations under the Original Southaven Loan were repaid in full. All guarantees in connection and collateral with respect to the Original Southaven Loan have been terminated or released, and all commitments with respect to the Original Southaven Loan have been terminated or released.

Status of the Offering

Our board of directors extended the term of the Offering to May 31, 2025. As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,297,188 shares of common stock, including 1,215,332 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.7 million.

Series T LP Units

The Operating Partnership did not issue any Series T LP Units subsequent to the year ended December 31, 2023 to the date of this filing.

Common LP Units

The Operating Partnership did not issue any Common LP Units subsequent to the year ended December 31, 2023 to the date of this filing.

GO II Unit Offering

On April 17, 2024, our Board of Directors extended the term of the GO II Unit Offering to March 31, 2025. The Operating Partnership has issued and sold 475,324 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $3.6 million as of the date of this filing.

******

LODGING FUND REIT III, INC. - SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2023

						Costs
						Capitalized
						Subsequent to
				Initial Cost		Acquisition	Gross Amounts at End of Year
					Building,	Building,		Building,
				Land and	Building	Building	Land and	Building
	Date	Number		Land	Improvements	Improvements	Land	Improvements		Accumulated	Depreciable
Description	Acquired	of Rooms	Encumbrances	Improvements	and FF&E	and FF&E	Improvements	and FF&E	Total(1)	Depreciation	Lives
Holiday Inn Express - Cedar Rapids, IA	Nov - 2018	83	$5,698,543	$1,536,966	$6,321,367	$915,799	$1,547,077	$7,237,166	$8,784,243	$(1,553,790)	3 - 40 yrs.
Hampton Inn & Suites - Pineville, NC	Mar - 2019	111	8,368,135	2,014,533	12,327,740	1,477,299	2,014,533	13,805,039	15,819,572	(2,296,516)	3 - 40 yrs.
Hampton Inn - Eagan, MN	Jun - 2019	122	8,839,737	1,691,813	12,536,520	324,808	1,691,813	12,861,328	14,553,141	(2,314,893)	3 - 40 yrs.
Home2 Suites - Prattville, AL	Jul - 2019	90	8,984,688	1,691,954	13,414,060	222,875	1,691,954	13,636,935	15,328,889	(2,117,682)	3 - 40 yrs.
Home2 Suites - Lubbock, TX	Dec - 2019	100	7,103,138	803,229	13,906,502	1,597,023	803,229	15,503,525	16,306,754	(2,152,794)	3 - 40 yrs.
Fairfield Inn & Suites - Lubbock, TX	Jan - 2020	101	8,809,051	982,934	15,261,162	86,269	982,934	15,347,431	16,330,365	(2,499,482)	3 - 40 yrs.
Homewood Suites - Southaven, MS	Feb - 2020	99	12,658,773	1,593,232	19,351,858	194,792	1,593,232	19,546,650	21,139,882	(2,575,350)	3 - 40 yrs.
Courtyard by Marriott - Aurora, CO	Feb - 2021	141	15,000,000	4,400,098	19,668,031	293,531	4,400,098	19,961,562	24,361,660	(2,125,843)	3 - 40 yrs.
Holiday Inn - El Paso, TX	May - 2021	175	7,600,000	1,747,553	8,913,467	3,046,445	1,747,553	11,959,912	13,707,465	(1,282,211)	3 - 40 yrs.
Hilton Garden Inn - Houston, TX	Aug - 2021	182	13,852,705	3,168,376	17,659,977	4,942,105	3,168,376	22,602,082	25,770,460	(1,533,401)	3 - 40 yrs.
Sheraton Hotel - Northbrook, IL	Dec - 2021	160	4,026,202	2,856,747	16,859,016	186,966	2,856,747	17,045,982	19,902,729	(1,068,615)	3 - 40 yrs.
Hampton Inn & Suites - Fargo, ND	Jan - 2022	90	7,095,283	2,041,684	9,700,538	449,057	2,041,684	10,149,595	12,191,279	(582,671)	3 - 40 yrs.
Courtyard by Marriott - El Paso, TX	Feb - 2022	90	9,975,072	1,856,428	13,596,806	138,644	1,856,428	13,735,450	15,591,878	(968,812)	3 - 40 yrs.
Fairfield Inn & Suites - Lakewood, CO	Mar - 2022	142	13,845,000	2,091,051	17,571,066	414,511	2,091,051	17,985,577	20,076,628	(1,066,158)	3 - 40 yrs.
Residence Inn - For Collins, Co	Aug - 2022	113	13,576,465	2,402,288	13,943,721	1,167,021	2,402,288	15,110,742	17,513,030	(594,116)	3 - 40 yrs.
Hilton Garden Inn - El Paso, TX	Aug - 2022	153	12,341,759	4,862,172	17,600,000	13,669	4,862,172	17,613,669	22,475,841	(1,281,612)	3 - 40 yrs.
Hilton Garden Inn - Pineville, NC	Aug - 2022	113	7,020,000	1,891,718	9,385,430	64,681	1,891,718	9,450,112	11,341,830	(514,862)	3 - 40 yrs.
Hilton Garden inn - Charlotte, NC	Aug - 2022	112	9,805,000	1,622,610	14,233,777	52,041	1,622,610	14,285,818	15,908,428	(685,096)	3 - 40 yrs.
Holiday Inn Express - Wichita Property	Dec - 2022	84	5,642,000	632,735	7,001,575	78,545	632,735	7,080,120	7,712,855	(255,546)	3 - 40 yrs.
		2,261	$180,241,551	$39,888,121	$259,252,614	$15,666,081	$39,898,232	$274,918,695	$314,816,929	$(27,469,450)
(1)The aggregate cost for federal income tax purposes is approximately $314.2 million at December 31, 2023 (unaudited).

Investment in Real Estate:	2023	2022
Balance at beginning of period	$307,676,640	$178,912,503
Acquisitions	-	120,433,600
Improvements	7,140,289	8,330,537
Balance at end of period	$314,816,929	$307,676,640

Accumulated Depreciation:	2023	2022
Balance at beginning of period	$(17,458,998)	$(9,487,728)
Depreciation expense	(10,054,083)	(7,995,492)
Asset write-offs	43,631	24,222
Balance at end of period	$(27,469,450)	$(17,458,998)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LODGING FUND REIT III, INC.

Date: December 17, 2024	By:	/s/ Norman H. Leslie
Norman H. Leslie
President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date	Name and Title

December 17, 2024	/s/ Norman H. Leslie
Norman H. Leslie, President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer and Director (principal executive officer)

December 17, 2024	/s/ Samuel C. Montgomery
Samuel C. Montgomery, Chief Financial Officer (principal financial officer and principal accounting officer)

December 17, 2024	/s/ Corey R. Maple
Corey R. Maple, Chairman of the Board and Director

December 17, 2024	/s/ David G. Ekman
David G. Ekman, Director

December 17, 2024	/s/ Jeffrey T. Leighton
Jeffrey T. Leighton, Director

December 17, 2024	/s/ Perry Rynders
Perry Rynders, Director