Form 10-Q
period 2024-03-31
Lodging Fund REIT III, Inc.
filed 2025-04-16
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 15, 2025, there were 10,013,042 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Assets
Investment in hotel properties, net of accumulated depreciation and amortization of $30,453,086 and $27,729,162	$286,324,056	$287,347,479
Cash and cash equivalents	4,471,571	3,052,937
Restricted cash	8,582,334	9,891,392
Accounts receivable, net	888,343	1,466,879
Franchise fees, net	2,146,794	2,190,058
Prepaid expenses and other assets	2,194,497	1,825,589
Total Assets (variable interest entities - $22,405,465 and $22,649,498)	$304,607,595	$305,774,334

Liabilities and Equity
Debt, net	$199,688,767	$196,297,771
Finance lease liabilities	13,042,554	13,106,110
Accounts payable	5,025,279	3,877,980
Accrued expenses	6,711,142	7,808,118
Distributions payable	614,665	1,012,279
Due to related parties	12,354,420	11,164,605
Other liabilities	5,504,220	4,203,421
Total liabilities (variable interest entities - $17,363,577 and $17,392,077)	242,941,047	237,470,284

Commitments and contingencies (See Note 9)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 9,969,071 and 9,955,668 shares issued and outstanding	99,690	99,556
Additional paid-in capital	97,419,865	97,285,211
Accumulated deficit	(91,744,267)	(86,154,207)
Total stockholders' equity	5,775,288	11,230,560
Non-controlling interest – Series B LP Units	(4,203,494)	(3,869,459)
Non-controlling interest – Series GO LP Units	9,836,215	10,933,302
Non-controlling interest – Series GO II LP Units	1,318,007	765,162
Non-controlling interest – Series T LP Units	45,524,201	45,524,201
Non-controlling interest – Common LP Units	3,416,331	3,720,284
Total equity	61,666,548	68,304,050
Total Liabilities and Equity	$304,607,595	$305,774,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Room revenue	$14,887,191	$15,215,668
Other revenue	1,084,232	1,012,562
Total revenue	15,971,423	16,228,230

Expenses
Property operations	8,718,484	8,018,226
General and administrative	3,118,439	2,370,060
Sales and marketing	1,161,073	1,096,678
Franchise fees	1,385,881	1,384,921
Management fees	1,190,239	1,197,584
Acquisition expense	8,542	8,766
Depreciation and amortization	2,726,851	2,649,028
Total expenses	18,309,509	16,725,263

Other Income (Expense)
Other expense, net	(262,404)	(46,121)
Interest expense	(3,859,465)	(3,512,934)
Total other expense	(4,121,869)	(3,559,055)

Net Loss Before Income Taxes	(6,459,955)	(4,056,088)

Income tax benefit	84,468	129,914

Net Loss	(6,375,487)	(3,926,174)

Net loss attributable to non-controlling interest - Series B LP Units	(318,732)	(196,267)
Net loss attributable to non-controlling interest - Series GO LP Units	(1,005,950)	(640,192)
Net loss attributable to non-controlling interest - Series GO II LP Units	(75,106)	—
Net loss attributable to non-controlling interest - Common LP Units	(286,100)	(182,076)

Net Loss Attributable to Common Stockholders	$(4,689,599)	$(2,907,639)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.47)	$(0.30)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	9,957,180	9,661,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Non-Controlling Interest
			Additional		Total
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series GO 2	Series T	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	LP Units	Equity
Balance at December 31, 2022	9,607,463	$96,074	$93,798,070	$(67,239,693)	$26,654,451	$(2,841,056)	$14,688,392	$—	$45,739,120	$4,751,639	$88,992,546
Issuance of common stock	61,190	612	625,388	—	626,000	—	—	—	—	—	626,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	10,570
Offering costs	—	—	—	(449,537)	(449,537)	—	(2,665)	—	—	—	(452,202)
Distributions declared ($0.175 per share)	—	—	—	(1,690,854)	(1,690,854)	(88,992)	(270,884)	—	—	(107,117)	(2,157,847)
Distributions reinvested	39,418	394	395,426	—	395,820	—	—	—	—	—	395,820
Net loss	—	—	—	(2,907,639)	(2,907,639)	(196,267)	(640,192)	—	—	(182,076)	(3,926,174)
Balance at March 31, 2023	9,709,071	$97,090	$94,829,444	$(72,287,723)	$22,638,811	$(3,126,315)	$13,774,651	$—	$45,739,120	$4,462,446	$83,488,713

Balance at December 31, 2023	9,955,668	$99,556	$97,285,211	$(86,154,207)	$11,230,560	$(3,869,459)	$10,933,302	$765,162	$45,524,201	$3,720,284	$68,304,050
Issuance of common stock	1,526	15	14,985	—	15,000	—	—	—	—	—	15,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	650,000	—	—	650,000
Offering costs	—	—	—	(609,699)	(609,699)	—	(6)	(22,049)	—	—	(631,754)
Distributions declared ($0.029 per share)	—	—	—	(290,762)	(290,762)	(15,303)	(91,131)	—	—	(17,853)	(415,049)
Distributions reinvested	10,877	109	109,109	—	109,218	—	—	—	—	—	109,218
Net loss	—	—	—	(4,689,599)	(4,689,599)	(318,732)	(1,005,950)	(75,106)	—	(286,100)	(6,375,487)
Balance at March 31, 2024	9,969,071	$99,690	$97,419,865	$(91,744,267)	$5,775,288	$(4,203,494)	$9,836,215	$1,318,007	$45,524,201	$3,416,331	$61,666,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(6,375,487)	$(3,926,174)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	2,561,437	2,429,729
Stock-based compensation	10,570	10,570
Amortization	159,439	715,828
Loss on disposal of fixed assets	5,672	18,894
Deferred tax expense	(84,468)	(129,914)
Change in operating assets and liabilities:
Accounts receivable	578,536	(293,963)
Prepaid expenses and other assets	(368,908)	3,147,197
Decrease in finance lease liability	(63,556)	(63,106)
Accounts payable	1,118,853	665,548
Accrued expenses	(1,096,976)	(1,163,230)
Due to related parties	1,371,832	2,076,238
Other liabilities	1,385,267	(3,232,534)
Net cash (used in) provided by operating activities	(797,789)	255,083
Cash Flows from Investing Activities:
Improvements and additions to hotel properties	(1,709,100)	(2,099,652)
Net cash used in investing activities	(1,709,100)	(2,099,652)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	16,896,801	—
Proceeds from lines of credit	1,539,023	2,554,844
Principal payments on mortgage debt	(14,516,784)	(475,645)
Principal payments on lines of credit	(335,400)	(95,000)
Payments of deferred financing costs	(143,405)	(78,774)
Proceeds from issuance of common stock	15,000	626,000
Proceeds from issuance of GO II Units	650,000	—
Payments of offering costs	(800,628)	(244,697)
Distributions paid	(688,142)	(1,673,401)
Net cash provided by financing activities	2,616,465	613,327
Net change in cash, cash equivalents, and restricted cash	109,576	(1,231,242)
Beginning Cash, Cash Equivalents, and Restricted Cash	12,944,329	16,926,281
Ending Cash, Cash Equivalents, and Restricted Cash	$13,053,905	$15,695,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,857,548	$3,578,952
Income taxes paid	$—	$42,158

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt issued for refinance of Lakewood Property	$4,896,801	$—
Offering costs included in accounts payable	$28,446	$21,260
Offering costs included in due to related parties	$(197,320)	$186,245
Distributions included in due to related parties	$15,303	$72,541
Reinvested distributions	$109,218	$395,820

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$3,052,937	$6,193,449
Restricted cash, beginning of period	9,891,392	10,732,832
Cash, cash equivalents, and restricted cash, beginning of period	$12,944,329	$16,926,281

Cash and cash equivalents, end of period	$4,471,571	$6,250,268
Restricted cash, end of period	8,582,334	9,444,771
Cash, cash equivalents, and restricted cash, end of period	$13,053,905	$15,695,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Lodging Fund REIT III, Inc. (“LF REIT III”), was formed on April 9, 2018 as a Maryland corporation. LF REIT III, together with its subsidiaries (the “Company”), was formed for the principal purpose of acquiring, through purchase or contribution, direct or indirect ownership interests in a diverse portfolio of limited-service, select-service, full-service and extended stay hotel properties located primarily in “America’s Heartland,” which the Company defines as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. LF REIT III has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2018. The Company’s business activities are directed and managed by Legendary Capital REIT III, LLC (the “Advisor”) and its affiliates, which are related parties through common management, pursuant to the Amended and Restated Advisory Agreement (the “Advisory Agreement”), dated June 1, 2018. The Company has no foreign operations or assets, and operates its business as one operating and reportable segment.

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. As of March 31, 2024, the OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and four classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), Series Growth & Opportunity II (“GO II”) Limited Partner Units (“Series GO II LP Units”), and Series T Limited Partnership Units (“Series T LP Units”). LF REIT III was the sole general partner of the OP, as of March 31, 2024 and December 31, 2023. As of March 31, 2024, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,124,503 Series GO LP Units, 217,951 Series GO II LP Units and 5,073,506 Series T LP Units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results to be attained in the entire fiscal year or for any subsequent period.

The unaudited condensed consolidated financial statements include the accounts of LF REIT III, the OP, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest, including variable interest entities (“VIEs”) where the Company is the primary beneficiary. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of the rights held by other interests. If the entity is considered to be a VIE, the Company determines whether the Company is the primary beneficiary, and then consolidates those VIEs for which the Company has determined that the Company is the primary beneficiary. If the entity in which the Company holds an interest does not meet the definition of a VIE, the Company evaluates whether the Company has a controlling financial interest through the Company’s voting interest in the entity. The Company consolidates entities when the Company owns more than 50 percent of the voting shares of a company or otherwise has a controlling financial interest. References in these financial statements to the net (loss) income attributable to stockholders do not include non-controlling interests, which represent the outside ownership interests of the Company’s consolidated, non-wholly owned entities and are presented separately in the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of the Company’s unaudited condensed consolidated financial statements and the accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—Revenues consist of amounts derived from hotel operations, including room sales and other hotel revenues, and are presented on a disaggregated basis in the Company’s condensed consolidated statements of operations. These revenues are recorded net of any sales and occupancy taxes collected from the hotel guests. All revenues are recorded on an accrual basis as they are earned. Any cash received prior to a guest’s arrival is recorded as an advance deposit from the guest and recognized as revenue at the time of the guest’s occupancy at the hotel property.

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

For the three months ended March 31, 2024 and March 31, 2023, there were no acquisitions in hotel properties.

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

The Company evaluates its hotel properties for indicators of impairment. If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal.  As of March 31, 2024, there were no indicators of impairment to the hotel properties and no impairment charges were recorded for any periods presented herein.

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, and is included in sales and marketing in the condensed consolidated statements of operations.

Non-controlling Interest—Non-controlling interests represent the portion of equity in a subsidiary held by owners other than the Company. Non-controlling interests are reported in the condensed consolidated balance sheets within equity, separate from stockholders’ equity. Revenue and expenses attributable to both the Company and the non-controlling interests are reported in the condensed consolidated statements of operations, with net income or loss attributable to non-controlling interests reported separately from net income or loss attributable to the Company.

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

Accounts Receivable—Accounts receivable consist primarily of receivables due from hotel guests for room stays and meeting and banquet room rentals, which are uncollateralized customer obligations. Management determines the likelihood of collectability of receivables on an individual customer basis, based on the amount of time the balance has been outstanding, likelihood of collecting, and the customer’s current economic status. The carrying amount of the accounts receivables is reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. As of March 31, 2024 and December 31, 2023, there was no allowance for credit losses.

Deferred Financing Costs—Deferred financing costs represent origination fees, legal fees, and other costs associated with obtaining financing. Deferred financing costs are presented on the condensed consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. The Company expenses unamortized deferred financing costs when the associated financing agreement is refinanced or repaid before maturity unless certain criteria are met that would allow for the carryover of such costs to the refinanced agreement. Costs incurred in connection with potential financial transactions that are not completed are expensed in the period in which it is determined the financing will not be completed.

Offering Costs—The Company has incurred certain costs related directly to the Company’s private offerings consisting of, among other costs, commissions, legal, due diligence costs, printing, marketing, filing fees, postage, data processing fees, and other offering related costs. These costs are capitalized and recorded as a reduction of equity proceeds on the accompanying condensed consolidated balance sheets.

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

Franchise Fees—The Company pays initial fees related to hotel franchise rights prior to acquiring a hotel property. The fees are included in prepaid expenses and other assets until the time the related hotel property is acquired. Initial franchise fees related to hotel properties that are acquired are amortized on a straight-line basis over the life of the agreement. Initial franchise fees related to hotel properties that are not acquired are refunded to the Company, net of any associated fees, and any fees are expensed as incurred. Franchise fees on the accompanying condensed consolidated statements of operations include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, and reservation fees and other related costs.

Acquisition Costs—The Company incurs costs during the review of potential hotel property acquisitions including legal fees, environmental reviews, market studies, financial advisory services, and other professional service fees. If the Company does complete a property acquisition, an acquisition fee of up to 1.4% is charged by the Advisor, based on the purchase price of the property plus any estimated PIP costs. For transactions determined to be asset acquisitions, these costs are capitalized as part of the overall cost of the project. For transactions determined to be business combinations, these costs would be expensed in the period incurred. Acquisition-related and acquisition due diligence costs that relate to a property that is not acquired, are expensed and included in acquisition costs on the accompanying condensed consolidated statements of operations. Prior to the ultimate determination of whether a property will be acquired or not, acquisition-related and acquisition due diligence costs are recorded as, and included in, prepaid expenses and other assets on the accompanying condensed consolidated balance sheets.

Stock-Based Compensation—During 2022, the Company began compensating its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and the Company recognizes stock-based compensation expense in the quarter they are issued based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $10,570 and $10,570 for the three months ended March 31, 2024 and 2023, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

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

The TRS accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company performs periodic reviews for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the unaudited condensed consolidated financial statements.

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

The Company’s financial instruments as of March 31, 2024 and December 31, 2023 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the condensed consolidated financial statements approximate their fair value as of March 31, 2024.

Recent Accounting Pronouncements—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis and disclosure in interim periods about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and requires a public entity that has a single reportable segment to provide all disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. This ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU is expected to only impact the notes to the Company’s condensed consolidated financial statements by requiring additional disclosure but will have no impact on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This update requires disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. The adoption of this ASU is expected to only impact the notes to the Company’s condensed consolidated financial statements by requiring additional disclosure but will have no impact on the Company’s condensed consolidated financial statements.

3. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Land and land improvements	$32,655,286	$32,655,286
Building and building improvements	245,177,241	245,132,662
Furniture, fixtures, and equipment	24,033,825	23,850,758
Right-of-use asset - ground lease	7,340,868	7,340,868
Construction in progress	7,569,922	6,097,067
Investment in hotel properties, at cost	316,777,142	315,076,641
Less: accumulated depreciation and amortization	(30,453,086)	(27,729,162)
Investment in hotel properties, net	$286,324,056	$287,347,479

As of March 31, 2024, the Company consolidated nineteen hotel properties, consisting of eighteen hotel properties owned by the Company and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, with an aggregate of 2,261 rooms located in ten states.

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

	March 31,	December 31,
	2024	2023
Assets
Investment in hotel properties, net of accumulated depreciation of $1,468,950 and $1,281,612	$20,873,769	$21,194,229
Cash and cash equivalents	247,127	163,501
Restricted cash	1,018,167	851,290
Accounts receivable, net	216,030	412,856
Prepaid expenses and other assets	50,372	27,622
Total Assets	$22,405,465	$22,649,498

Liabilities
Debt, net	$12,044,956	$12,086,033
Finance lease liability	4,638,771	4,750,889
Accounts payable	142,713	143,030
Accrued expenses	243,012	109,897
Other liabilities	294,125	302,228
Total liabilities	$17,363,577	$17,392,077

Ground Leases

The Company has ground leases on two of its Hotel Properties in which a right-of-use asset and corresponding finance lease liability is recognized pursuant to ASC 842:

a)	Sheraton Northbrook - matures in 2067 and has a yearly base rent that increases 3% every year through maturity. As of March 31, 2024, this finance lease had a discount rate of 7.75%.
b)	El Paso University - matures in 2054 and has annual rentals comprised of a base rent due at the beginning of the year plus, if applicable, a percent of revenue in excess of the base rent. The annual base rent of the El Paso ground lease is adjusted every five years by an average of a percent of the annual revenue in preceding years. If revenue remains below the previous five-year base rent, then there is no change to base rent. As of March 31, 2024, the finance lease had a discount rate of 9.00%.

For the three months ended March 31, 2024 and 2023, the Company recognized aggregate interest expense of $162,195 and $158,500, respectively and right-of-use amortization expense of $165,414 and $165,414, respectively related to the finance lease, which is included within “Depreciation and amortization” on the condensed consolidated statements of operations.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s condensed consolidated balance sheet as of March 31, 2024.

2024 (9 months)	$348,854
2025	624,112
2026	645,791
2027	660,511
2028	675,672
Thereafter	43,341,125
Total finance lease payments	46,296,065
Interest	(33,253,511)
Present value of finance lease liabilities	$13,042,554

4. DEBT

At March 31, 2024 and December 31, 2023, all forms of debt consists of the following:

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	March 31,	Maturity	March 31,	December 31,
	2024	Date	2024	2023
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,672,162	$5,698,543
Hampton Inn & Suites - Pineville(2)	5.13%	6/6/2024	8,312,997	8,368,135
Hampton Inn - Eagan(1)	4.60%	1/1/2025	8,781,864	8,839,737
Home2 Suites - Prattville(3)	4.13%	8/1/2024	8,931,100	8,984,688
Home2 Suites - Lubbock	4.69%	10/6/2026	7,040,914	7,103,138
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,766,891	8,809,051
Homewood Suites - Southaven(4)	3.70%	3/3/2025	12,569,173	12,658,773
Courtyard by Marriott - Aurora(5)(6)	11.44%	2/5/2025	15,000,000	15,000,000
Holiday Inn - El Paso(6)(7)	5.00%	5/15/2024	7,600,000	7,600,000
Hilton Garden Inn - Houston(8)	3.85%	9/2/2026	13,761,657	13,852,705
Sheraton - Northbrook(6)(9)	11.69%	12/5/2024	4,026,202	4,026,202
Hampton Inn - Fargo	4.00%	3/1/2027	7,048,891	7,095,283
Courtyard by Marriott - El Paso(10)(20)	6.01%	5/13/2027	9,931,566	9,975,072
Fairfield Inn & Suites - Lakewood(6)(11)	12.32%	10/5/2025	12,000,000	13,845,000
Fairfield Inn & Suites - Lakewood - A-1	14.50%	3/27/2026	4,896,801	—
Residence Inn - Fort Collins(12)(13)	11.58%	5/4/2025	11,200,000	11,200,000
Residence Inn - Fort Collins - CapEx(12)(14)	12.86%	5/4/2025	1,875,000	1,875,000
Residence Inn - Fort Collins - A-1(12)(15)	7.00%	8/2/2028	501,465	501,465
Hilton Garden Inn - El Paso	4.94%	8/6/2025	12,265,246	12,341,759
Hilton Garden Inn - Pineville(10)(20)	6.20%	8/25/2027	7,008,584	7,020,000
Hilton Garden Inn - Charlotte(10)(20)	6.20%	8/25/2027	9,789,055	9,805,000
Holiday Inn Express - Wichita(10)	6.41%	12/21/2027	5,642,000	5,642,000
Total Mortgage Debt			182,621,568	180,241,551
Premium on assumed debt, net			207,918	203,135
Deferred financing costs, net			(2,772,288)	(2,574,861)
Net Mortgage			180,057,198	177,869,825

$5.0 million revolving line of credit - Western(16)(17)	9.50%	4/15/2024	4,401,139	4,651,139
$15.5 million revolving line of credit - A-1 Bonds(18)	14.50%	12/31/2024	14,630,430	13,176,807
$0.6 million loan - NHS(19)	7.00%	3/3/2025	600,000	600,000

Total Lines of Credit			19,631,569	18,427,946

Debt, net			$199,688,767	$196,297,771
(1)	On February 26, 2025, the Cedar Rapids Property and Eagan Property loans were extended to March 31, 2025 along with a new interest rate of 9.50%. The Company and the lender are working to finalize an extension of these loans as of the date of this filing. See Note 10 “Subsequent Events.”
(2)	On July 23, 2024, the Hampton Inn & Suites Pineville was sold and the loan was repaid on the closing date.
(3)	On November 4, 2024, this loan was repaid in full and refinanced with a new loan secured by the Prattville Property. See Note 10 “Subsequent Events”.
(4)	On December 6, 2024, this loan was repaid in full and refinanced with a new loan secured by the Southaven Property. See Note 10 “Subsequent Events”.
(5)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%. The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(6)	Loan is interest-only until maturity.

(7)	On May 15, 2024, the maturity date was extended to November 15, 2024 along with a new interest rate of 9.00%. On January 16, 2025, the maturity date was extended to April 15, 2025 along with a new interest rate of 12.00%. See Note 10 “Subsequent Events.”
(8)	Loan is interest-only for the first 24 months after origination.
(9)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%. On December 24, 2024, the Company converted the Northbrook Property debt to Series A Preferred Units. See Note 10 “Subsequent Events.”
(10)	Loan is interest-only for the first 18 months after origination.
(11)	Variable interest rate equal to SOFR Index plus 7.00%.
(12)	On April 18, 2023, Tranche 1 and Tranche 2 were repaid in full and refinanced with a new loan secured by the Fort Collins Property.
(13)	Variable interest rate equal to SOFR Index plus 6.25%.
(14)	Variable interest rate equal to SOFR Index plus 7.50%.
(15)	Tranche 3’s maturity date is August 2, 2028.Loan is interest-only through February 25, 2024.
(16)	Variable interest rate equal to U.S. Prime plus 1.00%
(17)	On May 10, 2024, the maturity date was extended to June 5, 2024. The Company and Western State Bank are working to finalize an extension of this line of credit as of the date of this filing. See Note 10 “Subsequent Events.”
(18)	On December 20, 2024, this line of credit was increased to $20.0 million, the interest rate was increased to 17.50% and the maturity date was extended to December 31, 2027. See Note 6, - Legendary A-1 Bonds, LLC (“A-1 Bonds”) and Note 10 “Subsequent Events.”
(19)	On August 21, 2024, the maturity date was extended to September 30, 2025. See Note 10 “Subsequent Events.”
(20)	On March 27, 2025, the lender of the El Paso Courtyard Property, Pineville HGI Property, and Charlotte Property sold the loan to a new lender. See Note 10 “Subsequent Events.”

Mortgage Debt

As of March 31, 2024, the Company was not in compliance with the required financial covenants under the terms of its promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts the Company into a trigger period pursuant to the loan documents. On July 23, 2024, the Company sold the Pineville Property and the loan was repaid in full.

The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities. As of March 31, 2024, the estimated fair value of the Company’s mortgage debt was $180.9 million, compared to the gross carrying value $182.6 million. As of December 31, 2023, the estimated fair value of the Company’s mortgage debt was $178.5 million, compared to the gross carrying value $180.2 million.

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

See Note 10 “Subsequent Events” of the notes to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of changes to mortgage debt occurring subsequent to March 31, 2024.

Future Minimum Payments

As of March 31, 2024, the future minimum principal payments on the Company’s debt were as follows:

2024 (9 months)	$56,203,319
2025	74,450,413
2026	25,582,982
2027	37,441,359
2028	708,616
Thereafter	7,866,448
202,253,137

Premium on assumed debt, net	207,918
Deferred financing costs, net	(2,772,288)
$199,688,767

The $56.2 million of future minimum principal payments due in 2024 includes the maturities of the mortgage debt secured individually by the Cedar Rapids Property, Pineville Property, Prattville Property, El Paso Property and Northbrook Property, along with the A-1 and Western Lines of Credit. See Note 10 “Subsequent Events” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments and refinancing subsequent to March 31, 2024.

5. INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the period ended March 31, 2024 and did not pay any federal and state income taxes for the period ended March 31, 2023. The Company did not have any uncertain tax positions as of March 31, 2024 or December 31, 2023.

The Company’s TRS generated a net operating loss (“NOL”) for the three months ended March 31, 2024 and the year ended December 31, 2023, which can be carried forward to offset future taxable income. As of March 31, 2024, the Company expects its TRS to generate additional NOL during the year ended December 31, 2023, and as a result, the Company has recognized a full valuation allowance against its deferred tax assets of $9.1 million, resulting in a net deferred tax liability of $2.9 million. As of December 31, 2023, the Company had recorded a net deferred tax liability of $3.0 million, primarily attributable to its NOLs generated in the current year and prior periods, net of temporary differences primarily related to deprecation. The net deferred tax liability is recognized on the condensed consolidated balance sheet within Other Liabilities. The Company’s NOLs will expire in 2038 through 2044 for state tax purposes and will not expire for federal tax purposes. As of March 31, 2024, and December 31, 2023, the Company had deferred tax assets attributable to NOL carryforwards for federal income tax purposes of $7.5 million and $7.1 million, respectively, and NOL carryforwards for state income tax purposes of $1.6 million and $1.6 million, respectively. The Company recorded a valuation allowance of $8.7 million against the deferred tax asset in 2023. As of March 31, 2024, the tax years 2021 through 2023 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

6. RELATED PARTY TRANSACTIONS

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

Per the terms of the Operating Partnership’s operating agreement, the Advisor receives distributions from the Operating Partnership in connection with their ownership of non-voting Series B LP Units. The Advisor’s ownership of Series B LP Units is presented as non-controlling interest on the accompanying unaudited condensed consolidated financial statements. In years other than the year of liquidation, after the Company’s common stockholders have received a 6% cumulative but not compounded return on their original capital contributions, the Advisor receives distributions equal to 5% of the total distributions made. In the year of liquidation, termination, merger or other cessation of the general partner, or the liquidation of the Operating Partnership, holders of the Series B LP Units shall be distributed an amount equal to 5% of the limited partners’ capital contributions after the common stockholders and the limited partners have received a return of their original capital contributions plus a 6% cumulative but not compounded return. In the year of liquidation, termination, merger or other cessation of the general partner, or the liquidation of the Operating Partnership holders of the Series B LP Units shall also be distributed an amount equal to 20% of the net proceeds from the sale of the properties, after the common stockholders and the limited partners have received a return of their original capital contributions plus a 6% cumulative but not compounded return from all distributions.

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

Fees and reimbursements incurred and payable to the Advisor and its affiliates, for the three months ended March 31, 2024 and 2023, were as follows:

	Incurred
	For the Three Months Ended March 31,
	2024	2023
Fees:
Financing fees	90,000	—
Asset management fees	631,017	613,742
	$721,017	$613,742

Reimbursements:
Offering costs	$585,048	$384,190
General and administrative	911,346	634,447
Sales and marketing	13,671	34,672
Acquisition costs	51,942	14,726
	$1,562,007	$1,068,035

For the three months ended March 31, 2024, the Operating Partnership recorded distributions payable to the Advisor in the amount of $15,303 in connection with the Advisor’s ownership of Series B LP Units. For the three months ended March 31, 2023, the Operating Partnership recorded distributions payable to the Advisor in the amount of $88,992. As of March 31, 2024 and December 31, 2023, the Company had distributions payable to the Advisor in the amount of $658,708 and $643,405, respectively. For the three months ended March 31, 2024 and 2023, the Company paid distributions in the amount of $3,344 and $10,031, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock. For the three months ended March 31, 2024 and 2023, the Company paid Corey Maple distributions in an amount of $896 and $0, respectively, in connection with his ownership of 15,361 Series GO LP Units.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of March 31, 2024, Corey Maple, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama, Southaven, Mississippi, and Fargo, North Dakota, which had original loan amounts of $9.6 million, $13.5 million, and $7.4 million, respectively, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of 50% of the loan secured by the Wichita Property, is a guarantor of the new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million, and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Maple is also a guarantor of the loan secured by the El Paso University Property, which had an original principal loan amount of $14.4 million. As of March 31, 2024, Norman Leslie is a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, the new loan secured by the Fort Collins Property, and the new loan secured by the Lakewood Property, which had an original loan amount of $9.3 million, $11.2 million and $12.0 million, respectively. For the three months ended March 31, 2024 and 2023, the Company accrued guarantee fees in the amount of $37,312 and $38,317, respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $1,319,913 remained unpaid at March 31, 2024 and is included in Due to related parties on the accompanying condensed consolidated balance sheet. See Note 10, “Subsequent Events,” for a description of additional guarantees entered into subsequent to March 31, 2024.

As of March 31, 2024 and December 31, 2023, the Company had amounts due and payable to the Advisor and its affiliates of $11.3 million and $10.6 million, respectively, which is included in Due to related parties on the accompanying condensed consolidated balance sheets.

NHS, LLC dba National Hospitality Services — NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor.

Property Management Services

As of March 31, 2024, NHS provides property management and hotel operations management services for the Company’s hotel properties, pursuant to individual management agreements. The agreements have an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms.

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

Loan Agreement

The Company has a $600,000 loan (the “NHS Loan”) with NHS (see Note 4). The NHS Loan requires interest only payments, with all outstanding principal and interest amounts being due and payable at maturity. The NHS Loan has a fixed interest rate of 7.0% and a maturity date on September 30, 2025.

Fees and reimbursements incurred and payable to NHS for the three months ended March 31, 2024 and 2023, and fees and reimbursements payable to NHS as of March 31, 2024 and December 31, 2023, were as follows:

	Incurred		Payable as of
	For the Three Months Ended March 31,		March 31,	December 31,
	2024	2023	2024	2023
Fees:
Management fees	$207,378	$224,591	$393,676	$186,298
Administrative fees	21,782	26,947	42,744	20,962
Accounting fees	37,872	46,280	64,237	32,220
	$267,032	$297,818	$500,657	$239,480

Reimbursements	$243,264	$272,800	$402,033	$216,595

See Note 10 “Subsequent Events” for updates in connection with the property management services and the NHS Loans subsequent to March 31, 2024.

One Rep Construction, LLC (“One Rep”) — One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2024 and 2023 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the three months ended March 31, 2024 and 2023, the Company incurred $0 and $110,299 of construction management fees and reimbursements payable to One Rep, respectively. As of March 31, 2024 and December 31, 2023, the amounts outstanding and due to One Rep were $34,856 and $34,856, respectively, which is included in due to related parties on the accompanying condensed consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) — A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. As of March 31, 2024, the Company has an outstanding balance on its line of credit (the “A-1 Revolving Line of Credit”) amounting to $14.6 million loan (see Note 4).  As of March 31, 2024, the A-1 Revolving Line of Credit has a fixed interest rate of 14.50% and had a maturity of December 31, 2024. See Note 10, “Subsequent Events,” for a description of amendments to the A-1 Revolving Line of Credit occurring subsequent to March 31, 2024 and a description of new loans entered into with A-1 Bond subsequent to March 31, 2024.

7. FRANCHISE AGREEMENTS

As of March 31, 2024 and December 31, 2023, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement. For the three months ended March 31, 2024 and 2023, amortization in connection with these agreements was $43,264 and $43,264 respectively and is included within “Franchise fees, net” on the condensed consolidated balance sheet.

8. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 900,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each share of common stock entitles the holder to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions as authorized by the Company’s board of directors. The rights of the holders of shares of preferred stock may be defined at such time any series of preferred shares are issued. As of March 31, 2024, the Company had issued and sold 10,256,596 shares of common stock, including 1,178,471 shares attributable to the DRIP described below, and received aggregate proceeds of $100.3 million.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279	$(797,789)
	$306,065	$0.029	$903,061	$109,218	$1,012,279	$(797,789)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2023	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$255,083
	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$255,083
(1)	Distributions for the period from January 1, 2023 through March 31, 2023 were payable to each stockholder as 100% in cash on a monthly basis. No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through March 31, 2024 were payable to each stockholder as 100% in cash.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2023 through March 31, 2023 were paid on a monthly basis. In general, distributions for all record dates of a given month during such period are paid on or about the tenth day of the following month. No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through March 31, 2024.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its Share Repurchase Plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our Share Repurchase Plan. The Company repurchased no shares during the three months ended March 31, 2024 and March 31, 2023. As of March 31, 2024, the Company had repurchased 287,525 shares which represents an original investment of $2,858,355 for $2,794,469 under the share repurchase plan. As of March 31, 2024, all redemption proceeds had been paid. As of March 31, 2024, the Company had $1,466,850 available for eligible repurchases for the remainder of 2024.

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

Non-Controlling Interests

As of March 31, 2024, the Operating Partnership had five classes of Limited Partner Units – 1) the Common LP Units, 2) the Series B LP Units, 3) the Series T LP Units, 4) the Series GO LP Units and 5) the Series GO II LP Units. The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects (as defined below).

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of March 31, 2024, the Operating Partnership had issued and sold 612,100 Common LP Units, with a current value of $10.57 per unit, in connection with the Northbrook Property and the El Paso Airport Property acquisitions.

Non-Controlling Interest – Series B LP Units

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

As of March 31, 2024, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Operating Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T LP Units at the time of conversion. As of March 31, 2024, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the three months ended March 31, 2024 and 2023, the Company declared distributions of $0 and $0, respectively.

Non-Controlling Interest – Series GO LP Units

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

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Units Offering for sales which were pending as of that date. As of March 31, 2024, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

Non-Controlling Interest – Series GO II LP Units

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

Upon the sale of all or substantially all of the GP Units held by LF REIT III or any sale, exchange or merger of LF REIT III or the Operating Partnership (each, a “Termination Event”), or with respect to proceeds received upon the sale or exchange of a property which are not reinvested in additional properties, distributions will be made between the Series GO LP Units and the other Participating Partnership Units (including the Series GO II LP Units) as follows: (i) first, to the Participating Partnership Units in proportion to their Partnership Units until the GP Units (the Common LP Units and the

Interval Units) have received 70% of their original capital contributions (determined on a grossed-up basis) reduced by any prior distributions received in connection with the sale of a property in which the sale proceeds are not reinvested in additional properties; (ii) second, to the Participating Partnership Units in proportion to their Partnership Units until each Participating Partnership Unit has received a Participating Amount ($1.00 for any period after December 31, 2020, $2.00 for any period after December 31, 2021 and $3.00 for any period after December 31, 2022, determined as a singular determination and not a cumulative determination); (iii) third, to the Participating Partnership Units (other than the Series GO LP Units) in proportion to their Partnership Units until the GP Units have received any remaining unreturned original capital contributions; (iv) fourth, to the Series GO Limited Partners in proportion to their Series GO LP Units until the amount distributed to the Series GO Limited Partners per Series GO LP Unit is equal to the amount distributed to the Participating Partnership Units per Participating Partnership Unit (other than the Series GO Limited Partners) pursuant to (iii); and (v) thereafter, to the Participating Partnership Units in proportion to their Participating Partnership Units

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The purchase price of the Series GO II LP Units in the offering is equal to 75% of the Share NAV and, based on the current Share NAV, is $7.93 per Series GO II LP Unit. The Series GO II LP Units will be specially allocated all Net Income (including book up income) in proportion to the 25% issue price shortfall, until the positive Capital Account balance of each Series GO II LP Unit is equal to the Share NAV. As a result, the issuance of the Series GO II LP Units will be dilutive to the General Partner Units and therefore, to the shares of common stock of the Company. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, the Company’s Board of Directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, the Company’s Board of Directors extended the term of the GO II Unit Offering to March 31, 2026. As of March 31, 2024, the Operating Partnership had issued and sold 217,951 Series GO II LP Units and received aggregate proceeds of $1.6 million.

See Note 10 “Subsequent Events” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for information regarding the establishment and issuance of additional series of limited partnership interests subsequent to March 31, 2024.

9. COMMITMENTS AND CONTINGENCIES

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

The Advisor and Corey R. Maple agreed to a settlement with the SEC in connection with the action described above on August 28, 2023, in which the Advisor paid disgorgement of $463,900 to the Company.

Property Performance Consideration - The seller of the Pineville Property (the “Seller”) was entitled to additional cash consideration based on certain performance criteria for a 12-month period between April 1, 2021 and April 30, 2023.

During this time, the Seller could have made a one-time election to receive the additional consideration. As of the date of this filing, no additional consideration had been paid to the Seller and the period to elect to receive additional consideration has passed with no election being made.

Property Purchase Agreement - In November 2019, the Company entered into a purchase agreement, to acquire three hotel properties in Pennsylvania, from a third party group of sellers (collectively, the “PA Sellers”), for $46.9 million plus closing costs, subject to adjustment as provided in the purchase agreement. The Company has deposited a total of $1.5 million into escrow as earnest money (the “Earnest Money”) pending the closing or termination of the purchase agreement. In July 2020, the Company and the PA Sellers exchanged written notices of default with one another in accordance with the terms of the purchase agreement. The notice from each party was based on allegations that the other party failed to perform its obligations under the purchase agreement. On October 27, 2020, the PA Sellers filed a lawsuit against Lodging Fund REIT III OP, LP in the Supreme Court of Pennsylvania alleging breach of the purchase agreement. The PA Sellers sought the full amount of the Earnest Money and recovery of fees and expenses incurred in bringing the lawsuit.

Effective November 20, 2023, the Operating Partnership and the PA Seller entered into a settlement agreement and general release of all claims (the “Settlement Agreement”) regarding the asset purchase agreement dated November 22, 2019. Pursuant to the Settlement Agreement, the PA Seller received $700,000 of the Earnest Money Deposit, and the Operating Partnership had the remaining $800,000 of the Earnest Money Deposit returned. Accrued interest on the Deposit was split between the parties in the same proportion as the allocation of the Earnest Money Deposit. Incurred fees of the Escrow Agent were paid by the Operating Partnership in accordance with the Settlement Agreement. The Operating Partnership and all related entities are released and forever discharged from all claims related to or arising from the Purchase Agreement.

10. SUBSEQUENT EVENTS

A-1 Line of Credit Amendments

On December 20, 2024, the Operating Partnership, the Company and A-1 Bonds entered into a Fifth Amendment to the Revolving Line of Credit Loan Agreement (the “Fifth Amendment”) in connection with the A-1 Line of Credit. The Fifth Amendment extended the maturity date of the A-1 Line of Credit to December 31, 2027, increased the interest rate to 17.5% per annum, and increased the A-1 Line of Credit to $20.0 million. Through the Fifth Amendment, the A-1 Line of Credit is secured by 2,000,000 unissued common limited partnership units of the Operating Partnership. No other changes were made to the A-1 Line of Credit as a result of the Fifth Amendment.

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

El Paso HI Loan Modifications

On May 15, 2024, the El Paso HI Borrower, the Operating Partnership and Corey R. Maple entered into a second loan modification agreement with EPH, which extended the maturity date to November 15, 2024. As a condition to the extension, the El Paso HI Borrower agreed to pay a $76,000 extension fee. With the second modification agreement, the El Paso HI Borrower is entitled to an additional six-month extension, if requested. In addition, the Holiday Inn El Paso

Loan has a new interest rate of 9.00%. The Company and lender are working to finalize an extension of this mortgage as of the date of this filing.

On January 16, 2025, the Company modified the mortgage loan secured by the El Paso Holiday Inn, which increased the interest to 12.00% and extended the maturity date to May 31, 2025, provided certain conditions are met.

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

Pursuant to the New Prattville Loan Agreement, Norman Leslie, a director and executive officer of the Company, entered into a Guaranty (the “New Prattville Guaranty”) with the New Prattville Lender to guarantee payment when due of the principal amount of indebtedness outstanding, including accrued interest and collection costs and expenses, as further described in the New Prattville Guaranty.

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

Cedar Rapids and Eagan Loan Modifications

On February 26, 2025, the Company entered into a Change in Terms Agreement with Western State Bank to amend the existing loans secured by the Cedar Rapids Property and the Eagan Property to extend the maturity date of each loan to March 31, 2025 and to increase the interest rate of each loan to a fixed rate of 9.50%.

Houston Property and Wichita Property Forbearance Agreements

On March 27, 2025, the Company entered into a Forbearance Agreement with Choice Financial Group for the Houston Property and the Wichita Property whereby the Company is required to make payments in the amount aggregating approximately $204,000, accrue interest on each loans secured by the Houston Property and the Wichita Property at a rate of Prine Rate plus 0.50%, and the assignment of sale proceeds from the completion of the pending sale of Pineville HGI in payment for various obligations on the Houston Property and Wichita Property.  In addition, Corey Maple is required to guaranty 50% of each of the indebtedness of the Houston Property and the Wichita Property.

Properties Under Contract

On April 15, 2024, the Operating Partnership and Stow Hotel Associates, LLC (the “Stow Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreements (the “Hampton Stow Contribution Agreement” and “Staybridge Stow Contribution Agreement”) for the acquisition of two hotels:

1)	the Hampton Inn Stow -the contribution of an 84-room Hampton Inn hotel in Stow, Ohio to the Operating Partnership. The aggregate consideration for this hotel under the Hampton Stow Contribution Agreement is $10.2 million, with a majority of the consideration consisting of the assumption by the Operating Partnership of existing debt secured by the hotel and the remaining consideration consisting of the issuance of Series T LP Units of the Operating Partnership.
2)	the Staybridge Suites Stow – the contribution of a 92-room Staybridge Suites hotel in Stow, Ohio to the Operating Partnership. The aggregate consideration for this hotel under Staybridge Stow Contribution Agreement is $10.9 million, with a majority of the consideration consisting of the assumption by the Operating Partnership of existing debt secured by the hotel and the remaining consideration consisting of the issuance of Series T LP Units of the Operating Partnership and cash at closing.

As required by the Contribution Agreement, the Operating Partnership deposited $100,000 in aggregate ($50,000 for each hotel) into an escrow as earnest money pending the closing or termination of each Contribution Agreement. Except in certain circumstances described in each Contribution Agreement, if the Operating Partnership fails to perform its obligations under either Contribution Agreement, it will forfeit the earnest money for the respective acquisition.

The Company terminated the Hampton Stow Contribution Agreement and the Staybridge Stow Contribution Agreement on March 1, 2025. The earnest money deposits were fully refunded to the Operating Partnership.

Pineville Property Sold and Loan Repaid

On July 23, 2024, the Company sold the Pineville Property to an unaffiliated purchaser for $8,850,000 in cash. The mortgage loan secured by the Pineville Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loan have been terminated or released.

Agreement to Sell Pineville HGI Property and Charlotte Property

On December 2, 2024, the Company entered into two purchase and sale agreements for the Pineville HGI Property and the Charlotte Property. The agreement is subject to closing conditions. There can be no assurance the Company will complete any or all of these pending property dispositions on the contemplated terms, or at all.

El Paso Courtyard Property, Charlotte Property and Pineville HGI Property Mortgage Loan Modifications

On March 27, 2025, the mortgage loans secured by the El Paso Airport Property, the Charlotte Property and the Pineville HGI Property (collectively, the “Western Alliance Loans”) were sold to a new lender.  From January 2025 through the date of this filing, we were not in compliance with the payment obligations under the Western Alliance Loans.  However, as discussed above, the sales of the properties are anticipated to close in the near future, and the proceeds are expected to be utilized toward various corporate purposes, including the repayment of these loans. We plan to engage in discussions with the new lender to defer the payment of principal and interest, similar to the terms previously discussed with the old lender.  However, there can be no assurance that the new lender will approve these new payment terms, which could have a material adverse impact on our financial condition and liquidity.

Status of the Offering

On March 24, 2025, the Company’s board of directors extended the term of the Offering to May 31, 2026. As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,300,567 shares of common stock, including 1,215,332 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.8 million.

GO II Unit Offering

On April 17, 2024, our Board of Directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, the Company’s board of directors extended the term of the GO II Unit Offering to March 31, 2026. The Operating Partnership has issued and sold 576,646 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $4.3 million as of the date of this filing.

Creation and Issuance of New Preferred Units and Contribution Agreement

On December 24, 2024, Company entered into two separate amendments to the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Operating Partnership Agreement”) to establish the terms of a new series of limited partner units designated as Series P Preferred Units (“Series P Preferred Units”) and Series A Preferred Units (“Series A Preferred Units”).

Concurrently, the Company entered a loan contribution agreement (the “Contribution Agreement”) to restructure four of its loans with Access Point Financial, LLC (the “Access Point Lender”) – 1) the mortgage loan secured by the Sheraton – Northbrook (“Sheraton Northbrook Loan”)  with unpaid principal balance of approximately $4.0 million, 2) the loans secured  by the Residence Inn - Fort Collins Loan (“Fort Collins Loans”) with collective unpaid principal balance of approximately $13.0 million, 3) the mortgage loan secured by the Courtyard by Marriott – Aurora (“Courtyard Aurora Loan”) with unpaid principal balance of approximately $14.9 million. With respect to the Sheraton Northbrook Loan, the Access Point Lender received 4,067,659.13 Series A Preferred Units in exchange for all of the remaining unpaid principal and interest on the Sheraton Northbrook Loan.  With respect to the Fort Collins Loans and the Courtyard Aurora Loan, the Company is required to refinance each such loan within 90 days of the date of the Contribution Agreement, and to the extent there is remaining unpaid principal and interest on such loans after such refinancing, the Operating Partnership is required to enter into a contribution agreement with the Access Point Lender through which the Access Point Lender will receive Series A Preferred Units in exchange for all of such remaining unpaid principal and interest.

The Series A Preferred Units and Series P Preferred Units have the distribution and redemption rights as set forth in the Operating Partnership Agreement.

The Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued  interest  on  the Fort  Collins  Loans  and  the  Courtyard  Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. The Operating Partnership has issued and sold 35 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $0.4 million as of the date of this filing.

Termination of NHS Property Management Agreements and New Management Agreement with Hotel Equities

On February 10, 2025, the Company entered into hotel management agreements (each, an “Agreement”) with Hotel Equities Group, LLC (“Hotel Equities”), a hotel management company based in Atlanta, Georgia, with respect to each of the eight hotel properties (the “Properties”) currently under hotel management agreements with NHS, a hotel management company owned primarily by Norman Leslie, an officer and director of the Company who is also a 50% owner of the Company’s Sponsor. Hotel Equities is currently providing certain management duties with respect to the Properties pursuant to a partnership agreement with NHS entered into in 2023, pursuant to which NHS received a loan from Hotel Equities and an ongoing revenue participation on certain hotels subject to the partnership agreement in exchange for NHS delegating certain hotel operational duties to Hotel Equities.  The newly executed Agreements between the Company and Hotel Equities are not within the scope of this partnership agreement. The hotel management agreements with the Properties were terminated, effective as of this date. The Company did not incur any material early termination penalties in connection with such terminations.

Concurrently, the new Agreements appoint Hotel Equities as the exclusive manager for the Properties. Pursuant to the Agreements, Hotel Equities will receive a management fee equal to 3.00% of gross revenues of the Properties. Hotel Equities will also receive an accounting services fee of $2,500 per month, a revenue management fee of $2,000 per month, and a technology fee of $1,000 per month for accounting, data intelligence and budget forecast system costs, each with annual escalations of 3% or as set forth in the hotel operating budget. Hotel Equities will also receive a quarterly incentive fee equal to 0.45% of gross revenues of each of the Properties to the extent certain key performance indicators are achieved with respect to such quarter for such Property. Hotel Equities will also be reimbursed for its out-of-pocket expenses incurred in accordance with the hotel operating budget that are directly related to the performance of the hotel management functions. Each Agreement has a five-year initial term, which will be automatically renewed for additional 3-year terms unless earlier terminated by the parties. Except for certain circumstances described in the Agreement or otherwise agreed to by the parties, if Hotel Equities is not retained by the new property owner after a sale of the Property, Hotel Equities is entitled to an off-boarding fee equal to the management fees paid during the 12-month period immediately preceding the date of sale, subject to a 10% reduction following each 12-month period following the effective date of the Agreement. Hotel Equities is also entitled to a termination fee if Hotel Equities terminates the Agreement due to the Company failing to cure certain defaults under the Agreement or if the Company terminates the Agreement other than for cause, which fee is equal to the trailing 12 months of management fees paid to Hotel Equities immediately preceding the date of termination. Further, the Company is required to pay Hotel Equities an annual portfolio incentive fee of 15% of the combined gross operating profit for the Properties which is in excess of the budgeted gross operating profit for such calendar year, provided that total annual management fees, quarterly incentive fees, and portfolio incentive fees shall not exceed 4.5% of the total gross revenue for the calendar year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “our,” “us” and “the Company” refer to Lodging Fund REIT III, Inc., a Maryland corporation, Lodging Fund REIT III OP, LP a Delaware limited partnership, which we refer to as the “Operating Partnership,” Lodging Fund REIT III TRS, Inc., a Delaware corporation, which we refer to as the “Master TRS” and their subsidiaries, except where the context otherwise requires. The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto.

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

Risks Related to Our Business

●	Our business strategy depends significantly on achieving revenue and net income growth from anticipated increases in demand for hotel rooms, which will be adversely affected by weak economic conditions and other economic events, elevated interest rates and travel-related concerns. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.
●	Our advisor, Legendary Capital REIT III, LLC (the “Advisor”), its executive officers and other key personnel, the employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor as well as certain of our officers and directors, whose services are essential to the Company, may be involved in other business ventures, and will face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of the Advisor, its executive officers and key personnel, the employees of the Sponsor, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders.
●	We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties for the same or similar services. Such fees may result in conflicts of interest between the Advisor and our stockholders due to the nature of the incentive fees and management fees.

●	We have paid distributions from proceeds from our ongoing private offering described below (the “Offering”) and, to the extent our board of directors declares future distributions, we may continue to fund distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital.
●	If we are unable to raise substantial funds in our securities offerings, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue.
●	We may be unable to identify properties that meet our investment criteria in a timely manner or on acceptable terms, and may be unable to consummate investment opportunities that we identify, which could result in reduced returns or reduce the amount available for distributions to our stockholders.
●	We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders.
●	We and our hotel managers rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, reservations, billing and operating data. It is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information, which may subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
●	We have been delinquent in our SEC reporting obligations for over 12 months. We cannot provide assurance that our business will not be materially adversely affected by our previous and potential future failures to file required periodic and annual reports on a timely basis. Despite the filing of this quarterly report on Form 10-Q and other outstanding quarterly reports on Form 10-Q and our Annual Report on Form 10-K, we face a continuing risk that the SEC will initiate an administrative proceeding to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failures to timely file our annual reports on Form 10-K and several quarterly reports on Form 10-Q. There may be continued concern on the part of investors and employees about our financial condition and extended filing delay status, which may result in the loss of business opportunities, limitations on our ability to raise capital, and general reputational harm. Any of the foregoing could materially adversely affect our business, results of operations and financial condition.
●	Although our board of directors has authorized management to pursue an exit strategy and position us for a sale or merger as early as 2025, there is no assurance that this process will result in the approval or completion of any specific transaction or outcome. The process of exploring strategic alternatives and marketing our assets could be time consuming and disruptive to our business operations and could divert management’s attention from our business, and we could incur substantial expenses associated with identifying and evaluating potential transactions. Further, any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on favorable terms. There can be no assurance that we will successfully implement our strategy, or that any potential transaction or other strategic alternative will result in stockholder liquidity or provide a return to stockholders that equals or exceeds our estimated value per share.

Risks Related to the Lodging Industry and Real Estate Industry

●	We may be unable to dispose of our properties on advantageous terms or at all due to various factors, including weakness in our properties’ markets, unavailability of financing, changes in the financial condition of prospective purchasers or changes in general economic conditions, which could reduce our cash flow and limit our ability to make distributions to our stockholders.
●	Demand for our properties may be affected by various factors, including an over-supply or over-building of hotel properties in our properties’ markets and general economic conditions. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.
●	Adverse economic, business or real estate developments in our markets, as well as low consumer confidence, declines in corporate budgets, elevated rates of inflation, newly-enacted political policies, and decreases in personal discretionary spending levels, may adversely affect our financial performance and the value of our properties and may limited our ability to pay distributions to our stockholders.
●	Competition for guests, including with other hotels, resorts and vacation rental marketplaces, make reduce our hotels’ revenues and profitability.
●	The hospitality industry is seasonal in nature. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.
●	We rely on management companies to operate our hotel properties, giving us less control than if we were managing the hotels ourselves.
●	Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business.

Risks Related to Debt Financing

●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which will put those investments at risk of forfeiture if we are unable to repay such debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders.
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, refinance or extend existing financing, which will depend on debt and capital markets conditions. In addition, we have loans with variable interest rates and may incur additional variable rate debt in the future. Volatility in these markets could negatively impact such loans. Interest rates remain elevated, and higher interest rates required by lenders on loans that we have refinanced or extended recently have resulted in higher debt service costs. There can be no assurance that we will be able to obtain financing or refinance or extend existing financing on favorable terms, or at all.

Federal Income Tax Risks

●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on December 17, 2024, and in Part II, Item 1A herein.

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

Our Advisor is wholly-owned by Corey Maple and Norman Leslie. The Advisor has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services. To facilitate our REIT structure, the Operating Partnership formed Lodging Fund REIT III TRS, Inc., a Delaware corporation (“Master TRS”), to act as the “master” taxable REIT subsidiary (“TRS”) entity. When we acquire a Project, the Master TRS forms a separate wholly-owned TRS to act as lessee of the Project (a “TRS Lessee”). That TRS Lessee will enter into a lease agreement with a wholly-owned subsidiary of the Operating Partnership to operate the Project. As of March 31, 2024, we engaged National Hospitality Services (“NHS”), an entity wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor, to manage nine of the Projects acquired; however, we can engage and have engaged third-party property management companies. Subsequent to March 31, 2024, we terminated the NHS management agreements and engaged a third-party property management company to manage these properties.

We have invested and continue to invest primarily in 80 to 200 room limited-service, select-service, full-service and extended-stay hotel properties with strong mid-market brands in America’s Heartland. As of March 31, 2024, we owned 18 hotel properties and owned an equity and profits interest in the parent of an entity which holds a leasehold interest in one additional hotel property with an aggregate of 2,261 rooms located in ten states.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

Initial Offering

We are currently conducting an offering (the “Offering”) of up to $150,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 and will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On

March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are currently offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 8 “Stockholders’ Equity” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV, effective as of January 6, 2023. As of March 31, 2024, we have issued and sold 10,256,596 shares of common stock, including 1,178,471 shares attributable to the DRIP, and received aggregate proceeds of $100.3 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $85.6 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of March 31, 2024, we have repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469. As of March 31, 2024, all of the redemption proceeds have been paid.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series Growth & Opportunity Limited Partner Units (“Series GO LP Units”), which our board of directors terminated as of February 12, 2022. As of March 31, 2024, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. As of March 31, 2024, the Operating Partnership had issued and sold 217,951 Series GO II LP Units and received gross aggregate proceeds of $1.6 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $1.6 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of March 31, 2024, we had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the year ended December 31, 2023, the Company declared distributions of $0.2 million for the Series T LP Units. During the three months ended March 31, 2024 and 2023, the Company declared distributions of $0 and $0, respectively.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of March 31, 2024, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit at the time of issuance, in connection with two property acquisitions.

See “—Subsequent Events” below for updates on these offerings and an additional offering of Series P Preferred Units subsequent to March 31, 2024.

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

Independent Director Compensation

During 2022, we began compensating our independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. On March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, we issued 500 shares of our common stock to each of our two independent directors. On March 31, 2024, we issued 500 shares of our common stock to each of our two independent directors. For the three months ended March 31, 2024 and 2023, we recognized stock-based compensation expense of $10,570 and $10,570, respectively. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

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

On August 28, 2023, the Advisor and Mr. Maple, without admitting or denying the findings, agreed to an administrative cease-and-desist order relating to Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended. A copy of the order can be found on the SEC’s website at https://www.sec.gov/files/litigation/admin/2023/33-11227.pdf. As part of the settlement, the Advisor paid disgorgement of $463,900, prejudgment interest of $85,432 and a civil monetary penalty of $225,000 and Mr. Maple agreed to pay a civil monetary penalty of $100,000. Additionally, the Advisor has undertaken to (a) retain a qualified independent consultant acceptable to the SEC, at the Advisor’s expense, within 60 days of the date of entry of the order to review the Advisor’s policies, procedures and controls regarding the proper allocation of expenses between the Advisor and the Company as provided in the order, (b) require the consultant to submit a report to the Advisor and the SEC staff within 120 days of the entry of the order with its findings and any recommendations for changes or improvements, and (c) adopt, implement and maintain all policies, procedures and practices recommended by the consultant’s report within 120 days of receiving the report from the consultant. As of the date of this filing, each of these actions has been taken by the Advisor and Mr. Maple, as applicable, in accordance with the terms of the SEC order.

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

Market Outlook

The outlook for the lodging industry in the first half of 2025 remains cautiously optimistic, driven by strong leisure demand and a steady recovery in business travel. Upscale and Upper Midscale hotels are benefiting from cost-conscious travelers seeking value amid inflationary pressures. Industry trends include increased focus on sustainability, adoption of digital technologies, and enhanced guest experiences to compete with alternative accommodations like vacation rentals. While economic uncertainties and labor shortages pose challenges, the midscale segment is well-positioned to attract a broad customer base due to its affordability and evolving amenities. Challenges persisted in 2024 and will continue to persist through 2025, with inflation, interest rates, insurance premiums, supply chain disruptions, labor costs and labor shortages all contributing to the slow recovery.

While the government has taken steps to curb inflation, there is much uncertainty as to the impact these steps will have on the elevated inflation rates. This elevated inflation may impact financial conditions and results of operations. Any increase in inflation could have an adverse impact on expenses, which could potentially increase at a rate higher than revenue. Additionally, an increase in inflation could cause an increase in variable interest rates.

Evolving governmental policies may also adversely impact financial conditions and results of operations, specifically with the uncertainty surrounding tariffs and their material impact on business. A segment of our business comes from federal employees, and with governmental layoffs, there is uncertainty surrounding the potential impact on our results of operations.

Continued improvement in operating results will be dependent on continued strength in leisure travel and a recovery of business travel, as well as moderating inflation and interest rates. In addition, if in the future there is a pandemic, epidemic or outbreak of another highly infectious or contagious disease or other health concern affecting states or regions in which we operate, we and our properties may be subject to similar risks and uncertainties as posed by COVID-19.

Liquidity and Capital Resources

Overview

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, operating expenses, including payments to our Advisor and property managers, capital expenditures directly associated with our hotels and distributions to our stockholders. Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, operating expenses, including payments to our Advisor and property managers, and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including OP units, and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Lenders in connection with several recent refinancings and extensions of debt obligations have required increased interest rates, increasing our debt service obligations. Our interest expense could increase in the future as a result of these recent refinancings and extensions and as we continue to refinance our maturing debt. Our ability to raise capital through the issuance of additional equity is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. We had also used the net proceeds from the GO Unit Offering to conduct our operations. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and unused proceeds from the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2024, we had raised approximately $100.3 million in gross offering proceeds from the sale of shares of our common stock in the Offering, approximately $21.5 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering and approximately $1.6 million in gross offering proceeds from the sale of the Series GO II LP Units in our GO II Unit Offering. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of March 31, 2024, we consolidated nineteen hotel properties, consisting of eighteen hotel properties owned by us and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for all but one of the properties acquired in 2022 and the equity and profits interest acquired in 2022, the issuance of Series T LP Units to the contributor as part of the consideration. Operating cash needs during the three months ended March 31, 2024 were met through cash flow generated by these real estate investments and with proceeds from our Offering and the GO Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of March 31, 2024, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 58%.

In addition to making investments in accordance with our investment objectives, we expect to use capital resources to make certain payments to the Advisor and its affiliates and NHS. These payments include the various fees and expenses to be paid to the Advisor and its affiliates in connection with the selection, acquisition and management of Projects, as well as reimbursement of certain organization and other offering expenses described below. The Advisor earns a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any property improvement plan (“PIP”) at the time of each hotel property acquisition, a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing, and an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. The Advisor may also be paid a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing, a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, and real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one-half of the total commissions paid with respect to such property if a commission is paid to a third-party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty amount, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may earn an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B LP Unit holders) have received a 6% cumulative, but not compounded, return per annum. Per the terms of the Operating Partnership’s operating agreement, the Advisor receives distributions from the Operating Partnership in connection with their ownership of non-voting Series B LP Units. The Advisor’s ownership of Series B LP Units is presented as non-controlling interest on the accompanying unaudited condensed consolidated financial statements.

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

As of March 31, 2024, NHS earned a monthly base management fee for property management services, including overseeing the day-to-day operations of the nine hotel properties for which it served as the property manager, in an amount up to 4% of gross revenue, plus additional fees and expense reimbursements. Subsequent to March 31, 2024, all of the NHS management agreements have been terminated and a third-party management company now manages those properties.  See “—Subsequent Events” below.

Our other hotel properties are managed by Vista Host Inc., Interstate Management Company, LLC (“Aimbridge”), KAJ Hospitality Inc. and Raines Hospitality Inc. These management companies earn a base management fee in an amount between 2.0% and 3.0% of gross revenue, plus monthly accounting fees and in some cases a monthly fee for customized accounting services, revenue management and digital marketing. They also may earn an incentive management fee if certain performance metrics are achieved. We also reimburse the management companies for certain costs of operating the hotel properties on our behalf. All reimbursements are paid to such management companies at cost.

One Rep, a related party, provides construction oversight, project management, and other related services to the Company. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company also reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost.

The franchise agreements for certain of our hotels require we provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of March 31, 2024, we have set aside $5.2 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $2.1 million on capital improvements at our operating hotels during the three months ended March 31, 2023 and approximately $1.7 million on capital improvements at our operating hotels during the three months ended March 31, 2024.

Debt

Lines of Credit & Loans

Revolving Line of Credit - Western State Bank

On February 10, 2020, we entered into a $5.0 million revolving line of credit with Western State Bank (the “Western Revolving Line of Credit”). The Western Revolving Line of Credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity. As of March 31, 2024, the maturity date was April 30, 2024. The interest rate as of March 31, 2024 was 9.50% per annum. As of March 31, 2024, the Western Revolving Line of Credit was secured by our Cedar Rapids Property, Eagan Property, and Fargo Property which are also subject to term loans with the same lender, and 300,000 Common LP Units of the Operating Partnership. The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of March 31, 2024, there was a $4.4 million balance outstanding on the Western Line of Credit.

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

As of the date of this filing, $0.5 million is outstanding under the Western Line of Credit.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (“A-1 Bonds”), which is an affiliate of the Advisor which is owned by Norman Leslie, a director and officer of the Company and principal of the Advisor and Corey Maple, a director of the Company and principal of the Advisor. The A-1 Revolving Line of Credit requires monthly payments of interest only beginning September 1, 2022, with all outstanding principal and interest amounts being due and payable at maturity.

On March 27, 2024, the Operating Partnership, the Company and A-1 Bonds entered into a Fourth Amendment to the Revolving Line of Credit Loan Agreement (the “Fourth Amendment”) in connection with the A-1 Line of Credit. The Fourth Amendment extended the maturity date of the A-1 Line of Credit to December 31, 2024 and increased the A-1 Line of Credit to $15.5 million. Through the Fourth Amendment, the A-1 Line of Credit is secured by 1,550,000 unissued common limited partnership units of the Operating Partnership. In consideration of the extension of the maturity date, the Operating Partnership paid to the A-1 Lender an extension fee in the amount of $133,000. The Fourth Amended and Restated Promissory Note (the “Amended Promissory Note”) entered into by the Operating Partnership in connection with the Fourth Amendment provides that (i) the interest rate on the A-1 Line of Credit is increased to 14.5% per annum, and (ii) the A-1 Lender will receive an exit fee equal to 1.5% of the full amount due under the Line of Credit upon the earlier of (a) full repayment (whether on the maturity date or prior thereto or any other date), and (b) the maturity date. No other changes were made to the A-1 Line of Credit as a result of the Fourth Amendment or the Amended Promissory Note.  As of March 31, 2024, there was a $14.6 million balance outstanding on the A-1 Revolving Line of Credit.

As of date of this filing, $13.6 million is outstanding under the A-1 Line of Credit.

NHS Loan

On March 6, 2023, we entered into a $600,000 loan agreement (the “NHS Loan”) with NHS. As of March 31, 2024, the NHS Loan had a fixed interest rate of 7.0% per annum and a maturity date of January 31, 2024. Outstanding amounts under the NHS Loan may be prepaid in whole or in part without penalty. The NHS Loan is secured by 60,000 partnership units of the Operating Partnership. All accrued interest is due and payable on the maturity date with the full principal balance. On August 21, 2024, we entered into a Change in Terms Agreement with the Operating Partnership and NHS in connection with the NHS Loan to extend the maturity date of the NHS Loan to September 30, 2025.  As of March 31, 2024, there was a $600,000 balance outstanding on the NHS Loan.

As of the date of this filing, $0.6 million is outstanding under the NHS Loan.

Mortgage Debt

As of March 31, 2024, we had $182.6 million in outstanding mortgage debt secured by each of its nineteen consolidated properties, with maturity dates ranging from May 2024 to April 2029. Interest rates on the mortgage debt are as follows:

-	Seventeen of the loans have fixed interest rates ranging from 3.70% to 14.50%.
-	One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 10.68% as of March 31, 2024.
-	One loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 10.93% as of March 31, 2024.
-	One loan is a variable interest loan at a rate of SOFR rate plus 6.25% resulting in an effective rate of 11.58% as of March 31, 2024.
-	One loan is a variable interest loan at a rate of SOFR rate plus 7.50% resulting in an effective rate of 12.86% as of March 31, 2024.
-	One loan is a variable interest loan at a rate of SOFR rate plus 7.00% resulting in an effective rate of 12.32% as of March 31, 2024.
-	Collectively, the weighted-average interest rate is 6.44%.

The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period following origination, and generally require a balloon payment due at maturity. As of March 31, 2024 and December 31, 2023, certain mortgage debt was guaranteed by the members of the Advisor. See Note 6 “Related Party Transactions” of the notes to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor. As part of the consolidated outstanding mortgage debt above, the owner of the leasehold interest in the El Paso University Property is the borrower under a $14.4 million loan secured by the leasehold interest in the El Paso University Property. See “—Subsequent Events” below for a description of changes to mortgage debt occurring subsequent to March 31, 2024.

As of March 31, 2024, we were not in compliance with the required financial covenants under the terms of our promissory note secured by the Pineville Property and related loan documents (the “Pineville Loan”), which constitutes an event that puts us into a trigger period pursuant to the loan documents. On July 23, 2024, we sold the Pineville Property and the loan was repaid in full.

The fair value of our mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities. As of March 31, 2024, the estimated fair value of our mortgage debt was $180.9 million, compared to the gross carrying value $182.6 million. As of December 31, 2023, the estimated fair value of our mortgage debt was $178.5 million, compared to the gross carrying value $180.2 million.

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

See “—Subsequent Events” below for a description of changes to mortgage debt occurring subsequent to March 31, 2024.

Employee Retention Credit (“ERC”)

Under the provisions of the CARES Act, and the subsequent extension of the CARES Act, the Company was eligible for a refundable Employee Retention Credit (“ERC”) subject to certain criteria. During 2021, the Company applied for and received a $0.8 million employee retention credit that is included in other income (expense) in the condensed consolidated statements of operations. The Company received the funds from the ERC in April of 2023.

Properties Under Contract

As of March 31, 2024, we had no hotel properties under contract. See “—Subsequent Events” below for a description of purchase agreements entered into subsequent to March 31, 2024 that remain under contract as of the date of this filing.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by operating activities	$(797,789)	$255,083
Net cash used in investing activities	(1,709,100)	(2,099,652)
Net cash provided by financing activities	2,616,465	613,327
Net increase (decrease) in cash, cash equivalents and restricted cash	$109,576	$(1,231,242)

Cash Flows From Operating Activities

As of March 31, 2024, we owned eighteen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. During the three months ended March 31, 2024, net cash used by operating activities was $0.8 million and during the three months ended March 31, 2023, net cash provided by operating activities was $0.3 million. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See "— Results of Operations" for further discussion of our operating results for the three months ended March 31, 2024 and 2023.

Cash Flows From Investing Activities

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2024 and consisted of $1.7 million used for the improvements and additions to hotel properties. Net cash used in investing activities was $2.1 million for the three months ended March 31, 2023 and consisted of $2.1 million used for improvements and additions to hotel properties.

Cash Flows From Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $2.6 million and consisted primarily of the following:

●	$0.1 million of net cash used by offering proceeds related to our Offerings, net of payments of commissions and other offering costs of $0.8 million;
●	$3.4 million of net cash provided by debt financing as a result of proceeds from mortgage debt of $16.9 million and lines of credit of $1.5 million, partially offset by principal payments on debt of $14.5 million, principal payments on lines of credit of $0.3 million and payments of financing costs of $0.1 million; and
●	$0.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.1 million.

During the three months ended March 31, 2023, net cash provided by financing activities was $0.6 million and consisted primarily of the following:

●	$0.4 million of net cash provided by offering proceeds related to our Offering, net of payments of commissions and other offering costs of $0.2 million;
●	$1.9 million of net cash provided by debt financing as a result of proceeds from lines of credit of $2.6 million, partially offset by principal payments on debt of $0.5 million, principal payments on lines of credit of $0.1 million and payments of financing costs of $0.1 million; and
●	$1.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.4 million.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first quarter of 2024 and 2023:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279	$(797,789)
	$306,065	$0.029	$903,061	$109,218	$1,012,279	$(797,789)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2023	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$255,083
	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$255,083
(1)	Distributions for the period from January 1, 2023 through March 31, 2023 were payable to each stockholder as 100% in cash on a monthly basis. No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through March 31, 2024 were payable to each stockholder as 100% in cash.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2023 through March 31, 2023 were paid on a monthly basis. In general, distributions for all record dates of a given month during such period are paid on or about the tenth day of the following month. No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through March 31, 2024.

For the three months ended March 31, 2024, we paid aggregate distributions of $1.0 million, including $0.9 million of distributions paid in cash and $0.1 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the three months ended March 31, 2024 was $6.5 million. Net cash flow used in operations for the three months ended March 31, 2024 was $0.8 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

For the three months ended March 31, 2023, we paid aggregate distributions of $1.8 million, including $1.4 million of distributions paid in cash and $0.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the three months ended March 31, 2023 was $3.9 million. Net cash flows provided in operations for the three months ended March 31, 2023 was $0.3 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

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

Results of Operations

Outlook

We expect that revenue, operating expenses, maintenance costs, real estate taxes and insurance, interest expense and management fees will each increase in future periods as a result of owning our current hotel properties for a full annual operating cycle, as well as anticipated future acquisitions of real estate investments. Interest expenses are also expected to increase in future periods as a result of higher interest rates on recently refinanced or extended loans as well as future refinancings of maturing debt. However, future operating results could be impacted by changing market and industry factors, see “ – Market Outlook” above.

Our results of operations for the three months ended March 31, 2024 and March 31, 2023 are not indicative of those expected in future periods, as we were actively raising capital through our Offering along with acquiring hotel properties during both of these periods As of March 31, 2024 and 2023, we owned nineteen and thirteen properties, respectively, for a full 12-month operating cycle. After receiving all necessary third-party approvals, the Lakewood Property, acquired March 29, 2022, opened for business on August 16, 2022.

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

Comparison of the three months ended March 31, 2024 versus the three months ended March 31, 2023

Revenue

Room revenues totaled $14.9 million and $15.2 million for the three months ended March 31, 2024 and 2023, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $1.1 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. These changes are a result of a decreased occupancy as of March 31, 2024 in comparison to the corresponding prior period. Hotel occupancy, ADR, and RevPAR were 61.14%, $118.39, and $72.39, respectively, for the three months ended March 31, 2024. Hotel occupancy, ADR, and RevPAR were 63.22%, $118.34, and $74.81, respectively, for the three months ended March 31, 2023.

Property Operations Expenses

Property operations expenses were $8.7 million and $8.0 million for the three months ended March 31, 2024 and 2023, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The $0.7 million increase in property operations expenses was primarily due to an increase in costs due to a high inflationary environment.

General and Administrative Expenses

General and administrative expenses were $3.1 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The $0.7 million increase in property operations expenses was primarily due to an increase in costs due to a high inflationary environment.

Sales and Marketing Expenses

Sales and marketing expenses remained generally unchanged, amounting to $1.2 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel cost, hotel brand loyalty program costs, advertising and other marketing costs.

Franchise Fees

Franchise fees were flat at $1.4 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs.

Management Fees

Management fees were flat at $1.2 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties.

Acquisition Expenses

Acquisition expenses were $8,542 and $8,766 for the three months ended March 31, 2024 and 2023, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE.

Depreciation and Amortization

Depreciation and Amortization expenses were generally unchanged, amounting to $2.7 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively.

Other Expense, net

Other expense, net was $0.3 million and $46,121 for the three months ended March 31, 2024 and 2023, respectively.

Interest Expense

Interest expense was $3.9 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively. The $0.4 million increase in interest expense was primarily due to amendments in the debt structure and an overall increase in interest rates. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, higher interest rates on several of our recently refinanced and extended loans as well as future refinancings of maturing debt, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

We evaluate our hotel properties for indicators of impairment. If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal.  As of March 31, 2024, there were no indicators of impairment to the hotel properties and no impairment charges were recorded for any periods presented herein.

Consolidations

We use judgment when evaluating whether we have a controlling financial interest in an entity, including the assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests in an entity that are not controllable through voting interests. If the entity is considered to be a variable interest entity (“VIE”), we use judgment in determining whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interest in the entity. Changes to judgments used in evaluating our partnerships and other investments could materially affect our unaudited condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

A-1 Line of Credit Amendments

On December 20, 2024, the Operating Partnership, the Company and A-1 Bonds entered into a Fifth Amendment to the Revolving Line of Credit Loan Agreement (the “Fifth Amendment”) in connection with the A-1 Line of Credit. The Fifth Amendment extended the maturity date of the A-1 Line of Credit to December 31, 2027, increased the interest rate to 17.5% per annum, and increased the A-1 Line of Credit to $20.0 million. Through the Fifth Amendment, the A-1 Line of Credit is secured by 2,000,000 unissued common limited partnership units of the Operating Partnership. No other changes were made to the A-1 Line of Credit as a result of the Fifth Amendment.

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

NHS Loan

On August 21, 2024, we entered into a Change in Terms Agreement with the Operating Partnership and NHS in connection with the NHS Loan to extend the maturity date of the NHS Loan to September 30, 2025.

El Paso HI Loan Modifications

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

On January 16, 2025, the Company modified the mortgage loan secured by the El Paso Holiday Inn, which increased the interest to 12.00% and extended the maturity date to May 31, 2025, provided certain conditions are met.

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

Cedar Rapids and Eagan Loan Modifications

On February 26, 2025, subsidiaries of the Operating Partnership entered into a Change in Terms Agreement with Western State Bank to amend the existing loans secured by the Cedar Rapids Property and the Eagan Property to extend the maturity date of each loan to March 31, 2025 and to increase the interest rate of each loan to a fixed rate of 9.50%.

Houston Property and Wichita Property Forbearance Agreements

On March 27, 2025, the Company entered into a Forbearance Agreement with Choice Financial Group for the Houston Property and the Wichita Property whereby the Company is required to make payments in the amount aggregating approximately $204,000, accrue interest on each loans secured by the Houston Property and the Wichita Property at a rate of Prine Rate plus 0.50%, and the assignment of sale proceeds from the completion of the pending sale of Pineville HGI in payment for various obligations on the Houston Property and Wichita Property.  In addition, Corey Maple is required to guaranty 50% of each of the indebtedness of the Houston Property and the Wichita Property.

Properties Under Contract

On April 15, 2024, the Operating Partnership and Stow Hotel Associates, LLC (the “Stow Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreements (the “Hampton Stow Contribution Agreement” and “Staybridge Stow Contribution Agreement”) for the acquisition of two hotels:

3)	the Hampton Inn Stow – the contribution of an 84-room Hampton Inn hotel in Stow, Ohio to the Operating Partnership. The aggregate consideration for this hotel under the Hampton Stow Contribution Agreement is $10.2 million, with a majority of the consideration consisting of the assumption by the Operating Partnership of existing debt secured by the hotel and the remaining consideration consisting of the issuance of Series T LP Units of the Operating Partnership.
4)	the Staybridge Suites Stow – the contribution of a 92-room Staybridge Suites hotel in Stow, Ohio to the Operating Partnership. The aggregate consideration for this hotel under the Staybridge Stow Contribution Agreement is $10.9 million, with a majority of the consideration consisting of the assumption by the Operating Partnership of existing debt secured by the hotel and the remaining consideration consisting of the issuance of Series T LP Units of the Operating Partnership and cash at closing.

As required by the Contribution Agreements, the Operating Partnership deposited $100,000 in aggregate ($50,000 for each hotel) into an escrow as earnest money pending the closing or termination of each Contribution Agreement. Except in certain circumstances described in each Contribution Agreement, if the Operating Partnership fails to perform its obligations under either Contribution Agreement, it will forfeit the earnest money for the respective acquisition.

The Company terminated the Hampton Stow Contribution Agreement and the Staybridge Stow Contribution Agreement on March 1, 2025. The earnest money deposits were fully refunded to the Operating Partnership.

Pineville Property Sold and Loan Repaid

On July 23, 2024, the Company sold the Pineville Property to an unaffiliated purchaser for $8,850,000 in cash. The mortgage loan secured by the Pineville Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loan have been terminated or released.

Agreement to Sell Pineville HGI Property and Charlotte Property

On December 2, 2024, the Company entered into two purchase and sale agreements for the Pineville HGI Property and the Charlotte Property. The agreement is subject to closing conditions. There can be no assurance the Company will complete any or all of these pending property dispositions on the contemplated terms, or at all.

El Paso Courtyard Property, Charlotte Property and Pineville HGI Property Mortgage Loan Modifications

On March 27, 2025, the mortgage loans secured by the El Paso Airport Property, the Charlotte Property and the Pineville HGI Property (collectively, the “Western Alliance Loans”) were sold to a new lender.  From January 2025 through the date of this filing, we were not in compliance with the payment obligations under the Western Alliance Loans.  However, as discussed above, the sales of the properties are anticipated to close in the near future, and the proceeds are expected to be utilized toward various corporate purposes, including the repayment of these loans. We plan to engage in discussions with the new lender to defer the payment of principal and interest, similar to the terms previously discussed with the old lender.  However, there can be no assurance that the new lender will approve these new payment terms, which could have a material adverse impact on our financial condition and liquidity.

Status of the Offering

On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,300,567 shares of common stock, including 1,215,332 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.8 million.

GO II Unit Offering

On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. The Operating Partnership has issued and sold 576,646 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $4.3 million as of the date of this filing.

Creation and Issuance of New Preferred Units and Contribution Agreement

On December 24, 2024, Company entered into two separate amendments to the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Operating Partnership Agreement”) to establish the terms of a new series of limited partner units designated as Series P Preferred Units (“Series P Preferred Units”) and Series A Preferred Units (“Series A Preferred Units”).

Concurrently, the Company entered a loan contribution agreement (the “Contribution Agreement”) to restructure four of its loans with Access Point Financial, LLC (the “Access Point Lender”) – 1) the mortgage loan secured by the Sheraton – Northbrook (“Sheraton Northbrook Loan”)  with unpaid principal balance of approximately $4.0 million, 2) the loans secured  by the Residence Inn - Fort Collins Loan (“Fort Collins Loans”) with collective unpaid principal balance of approximately $13.0 million, 3) the mortgage loan secured by the Courtyard by Marriott – Aurora (“Courtyard Aurora Loan”) with unpaid principal balance of approximately $14.9 million. With respect to the Sheraton Northbrook Loan, the Access Point Lender received 4,067,659.13 Series A Preferred Units in exchange for all of the remaining unpaid principal and interest on the Sheraton Northbrook Loan.  With respect to the Fort Collins Loans and the Courtyard Aurora Loan, the Company is required to refinance each such loan within 90 days of the date of the Contribution Agreement, and to the extent there is remaining unpaid principal and interest on such loans after such refinancing, the Operating Partnership is required to enter into a contribution agreement with the Access Point Lender through which the Access Point Lender will receive Series A Preferred Units in exchange for all of such remaining unpaid principal and interest.

The Series A Preferred Units and Series P Preferred Units have the distribution and redemption rights as set forth in the Operating Partnership Agreement.

The Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued  interest  on  the Fort  Collins  Loans  and  the  Courtyard  Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. The Operating Partnership has issued and sold 35 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $0.4 million as of the date of this filing.

Termination of NHS Property Management Agreements and New Management Agreement with Hotel Equities

On February 10, 2025, the Company entered into hotel management agreements (each, an “Agreement”) with Hotel Equities Group, LLC (“Hotel Equities”), a hotel management company based in Atlanta, Georgia, with respect to each of the eight hotel properties (the “Properties”) currently under hotel management agreements with NHS, a hotel management company owned primarily by Norman Leslie, an officer and director of the Company who is also a 50% owner of the Company’s Sponsor. Hotel Equities is currently providing certain management duties with respect to the Properties pursuant to a partnership agreement with NHS entered into in 2023, pursuant to which NHS received a loan from Hotel Equities and an ongoing revenue participation on certain hotels subject to the partnership agreement in exchange for NHS delegating certain hotel operational duties to Hotel Equities.  The newly executed Agreements between the Company and Hotel Equities are not within the scope of this partnership agreement. The hotel management agreements with the Properties were terminated, effective as of this date. The Company did not incur any material early termination penalties in connection with such terminations.

Concurrently, the new Agreements appoint Hotel Equities as the exclusive manager for the Properties. Pursuant to the Agreements, Hotel Equities will receive a management fee equal to 3.00% of gross revenues of the Properties. Hotel Equities will also receive an accounting services fee of $2,500 per month, a revenue management fee of $2,000 per month, and a technology fee of $1,000 per month for accounting, data intelligence and budget forecast system costs, each with annual escalations of 3% or as set forth in the hotel operating budget. Hotel Equities will also receive a quarterly incentive fee equal to 0.45% of gross revenues of each of the Properties to the extent certain key performance indicators are achieved with respect to such quarter for such Property. Hotel Equities will also be reimbursed for its out-of-pocket expenses incurred in accordance with the hotel operating budget that are directly related to the performance of the hotel management functions. Each Agreement has a five-year initial term, which will be automatically renewed for additional 3-year terms unless earlier terminated by the parties. Except for certain circumstances described in the Agreement or otherwise agreed to by the parties, if Hotel Equities is not retained by the new property owner after a sale of the Property, Hotel Equities is entitled to an off-boarding fee equal to the management fees paid during the 12-month period immediately preceding the date of sale, subject to a 10% reduction following each 12-month period following the effective date of the Agreement. Hotel Equities is also entitled to a termination fee if Hotel Equities terminates the Agreement due to the Company failing to cure certain defaults under the Agreement or if the Company terminates the Agreement other than for cause, which fee is equal to the trailing 12 months of management fees paid to Hotel Equities immediately preceding the date of termination. Further, the Company is required to pay Hotel Equities an annual portfolio incentive fee of 15% of the combined gross operating profit for the Properties which is in excess of the budgeted gross operating profit for such calendar year, provided that total annual management fees, quarterly incentive fees, and portfolio incentive fees shall not exceed 4.5% of the total gross revenue for the calendar year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risks have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act of 1934 Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, March 31, 2024, our disclosure controls and procedures were effective.

Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting

In connection with the review of the Company’s condensed consolidated financial statements for the quarter ended September 30, 2022, we identified a material weakness in our control activities related to the accounting treatment of an acquisition of a controlling interest in an entity which holds the leasehold interest in a hotel property that occurred in August 2022. This material weakness was identified as a result of the incorrect application of the prevailing accounting guidance under accounting principles generally accepted in the United States of America (“US GAAP”). Importantly, this material weakness did not result in any misstatement to the financial statements issued for the three months ended March 31, 2022, or the three and six months ended June 30, 2022.

Management’s Remediation Efforts

Management has implemented comprehensive measures to ensure that the control deficiencies contributing to the material weakness are remediated. These actions include:

●	Engaging an external consulting firm with expertise in technical matters involving US GAAP to assist with technical accounting issues as needed.

●	Expanding controls to establish a formal review process to enhance the completeness and accuracy of the accounting records and financial statements.

●	Strengthening the risk and control matrix to enable management to better assess areas with higher susceptibility to financial statement risk.

●	Formalizing and documenting processes and controls within significant accounts and cycles.

●	Broadening the process for management to test the effectiveness of key controls within the financial reporting process.

We believe that as a result of these actions, the previously reported material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, other than the remediation actions described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. See Note 9 “Commitments and Contingencies” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a discussion of ongoing legal proceedings and governmental authority inquiries. Other than such proceedings, management is not aware of any current or pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such legal proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

See the risks below and the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on December 17, 2024.

Our business strategy depends significantly on achieving revenue and net income growth from anticipated increases in demand for hotel rooms, which will be adversely affected by weak economic conditions and other economic events, high rates of inflation and travel-related concerns, and risks associated with possible future pandemics and outbreaks.

Our business strategy depends significantly on achieving revenue and net income growth from anticipated improvement in demand for hotel rooms. We cannot, however, provide any assurances that demand for hotel rooms will increase from current levels, or the time or extent of any demand growth that we do experience. If demand does not increase in the near future, or if demand weakens, our operating results and growth prospects could be adversely affected. The lodging industry has historically been closely linked to the performance of the general economy and thus, is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions can result from various events that are beyond our control, including terrorist attacks, wars, including the current conflict between Russia and Ukraine, travel-related health concerns, travel-related accidents, and unusual weather patterns and natural disasters such as tornados, hurricanes, or earthquakes, and uncertainties regarding actual and potential shifts in United States and foreign trade, economic and other policies, including treaties, tariffs, layoffs of U.S. federal workers and freezes of federal funding.

The United States has recently experienced significant inflation. Inflation could have an adverse impact on our financing costs (either through near-term borrowings on our variable rate debt, including our credit facilities, or refinancing of existing debt at higher interest rates), and general and administrative expenses and property operating expenses, as these costs could increase at a rate higher than our rental and other revenue. To the extent our exposure to increases in interest rates is not eliminated through interest rate caps or other protection agreements, such increases may also result in higher debt service costs, which will adversely affect our cash flows. Historically, during periods of increasing interest rates, real estate valuations have generally decreased due to rising capitalization rates, which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate assets. Although the extent of any prolonged periods of higher interest rates remains unknown at this time, negative impacts to our cost of capital may adversely affect our future business plans and growth, at least in the near term. Elevated inflation may also have an adverse effect on our operating expenses, including, but not limited to, labor, supplies, repairs and maintenance, as these costs could increase at a rate higher than our revenues. Inflation could also have an adverse effect on consumer spending, which could impact occupancy levels at our hotel properties and, in turn, our own results of operations.

If we experience a pandemic or epidemic in the future, any increases in unemployment, increasing labor costs and shortages, decreased capital spending, declines in consumer confidence, commodity and other price inflation, supply chain disruptions, or economic slowdowns or recessions that may result therefrom may cause sustained negative consumer or business sentiment and reduced demand for travel and lodging, and may cause an increase in renovation, construction and operating costs, and may limit our access to critical operating supplies, all of which would materially and adversely affect our business, financial performance and condition, operating results and cash flows.

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

Restrictions on the availability of real estate financing, high interest rates and the cost of loans has increased our debt service payments and may make it difficult for us to finance or refinance the hotel properties on terms acceptable to us or at all.

Market fluctuations in real estate loans may affect the availability and cost of loans needed to acquire or refinance the hotel properties. Lenders of several loans that we have refinanced or extended recently have required higher interest rates than the original loans. There is no assurance that we will be able to obtain the required financing to acquire or refinance the hotel properties. Restrictions on the availability of real estate financing or high interest rates on real estate loans may also adversely affect our ability to sell the hotel properties. Interest rates have increased and may continue to rise, though the timing and amount of any such future interest rate increases are uncertain. As a result, the interest rates available for future real estate loans and refinancings may be higher than the current interest rates for such loans, which may have a material and adverse impact on the hotel properties and us.

Elevated interest rates have increased our interest costs, and future increases in interest rates could further increase our interest costs and reduce our cash flows.

As of the date of this filing, we had a total of $48.5 million of variable rate notes payable, including our existing line of credit with Western State Bank, and it is anticipated that the loans we obtain in the future may have variable interest rates. Any increase in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. An increase in interest rates could also affect our ability to refinance or extend existing financing on favorable terms, or at all. Lenders of several loans that we have refinanced or extended recently have required higher interest rates that the original loans. Given the challenges affecting the U.S. real estate industry and the elevated interest rate environment, in order to refinance or extend loans, we expect our interest expense to increase in the future as a result of recent extensions and as we continue to refinance our maturing debt. In the event that the interest rate on any loan increases significantly, we may not have sufficient funds to pay the required interest payments. In such event, the continued ownership of the applicable hotel property may be threatened. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times or on terms that may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 8 “Stockholders’ Equity” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV. During the three months ended March 31, 2024 we sold 13,403 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $0.1 million, including 10,877 shares issued pursuant to our dividend reinvestment plan. During the three months ended March 31, 2024, aggregate selling commissions of $770 and marketing and diligence allowances and other wholesale selling costs and expenses of $0.5 million were paid in connection with the private offering.

Go II Units Offering

On April 7, 2023, the Operating Partnership commenced a private placement offering of its Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO II LP Units (a “Series GO II Limited Partner”) will have the right to exchange its Series GO II LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange; provided, however, that until such time as the Series GO II LP Units have been allocated Net Income (including book-up income) such that their positive Capital Account balance is equal to the net asset value of the Company’s shares of common stock (the “Share NAV”), the exchange right will be limited and the Series GO II Limited Partners will only be entitled to receive a pro rata portion of a REIT Share equal to the positive Capital Account balance of the Series GO II LP Unit divided by the Share NAV. The exchange right is not available until all of the following have occurred (the “Exchange Date”):  (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO II Limited Partner has held its Series GO II LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available;

and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the three months ended March 31, 2024, the Operating Partnership issued 88,165 Series GO II LP Units. During the three months ended March 31, 2024, aggregate selling commissions were $13,210 and marketing and diligence allowances and other wholesale selling costs and expenses of $3,422 were paid in connection with the GO II Unit Offering.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan and the discretion provided therein, we will repurchase shares within 21 days following the end of a calendar quarter. During the three months ended March 31, 2024, we repurchased no shares of our common stock.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2024	—	$—	(1)
February 2024	—	$—	(1)
March 2024	—	$—	(1)
Total	—
Three Months Ended March 31, 2024	—
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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2024.

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

LODGING FUND REIT III, INC.

Date:	April 15, 2025	By:	/s/ Norman H. Leslie
Norman H. Leslie
President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer and Director
(principal executive officer)

Date:	April 15, 2025	By:	/s/ Samuel C. Montgomery
Samuel C. Montgomery
Chief Financial Officer
(principal financial officer)