Form 10-Q
period 2024-09-30
Lodging Fund REIT III, Inc.
filed 2025-04-16
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of April 15, 2025, there were 10,013,042 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Assets
Investment in hotel properties, net of accumulated depreciation and amortization of $32,848,868 and $27,729,162	$269,123,499	$287,347,479
Cash and cash equivalents	2,614,918	3,052,937
Restricted cash	5,584,749	9,891,392
Accounts receivable, net	1,551,080	1,466,879
Franchise fees, net	1,950,405	2,190,058
Prepaid expenses and other assets	2,025,599	1,825,589
Total Assets (variable interest entities - $22,495,601 and $22,649,498)	$282,850,250	$305,774,334

Liabilities and Equity
Debt, net	$189,955,171	$196,297,771
Finance lease liabilities	13,137,946	13,106,110
Accounts payable	4,094,175	3,877,980
Accrued expenses	9,338,230	7,808,118
Distributions payable	214,919	1,012,279
Due to related parties	13,431,010	11,164,605
Other liabilities	4,499,364	4,203,421
Total liabilities (variable interest entities - $17,465,851 and $17,392,077)	234,670,815	237,470,284

Commitments and contingencies (See Note 9)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 10,010,475 and 9,955,668 shares issued and outstanding	100,104	99,556
Additional paid-in capital	97,835,727	97,285,211
Accumulated deficit	(103,304,061)	(86,154,207)
Total stockholders' (deficit) equity	(5,368,230)	11,230,560
Non-controlling interest – Series B LP Units	(4,907,831)	(3,869,459)
Non-controlling interest – Series GO LP Units	7,378,321	10,933,302
Non-controlling interest – Series GO II LP Units	2,764,398	765,162
Non-controlling interest – Series T LP Units	45,524,201	45,524,201
Non-controlling interest – Common LP Units	2,788,576	3,720,284
Total equity	48,179,435	68,304,050
Total Liabilities and Equity	$282,850,250	$305,774,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Room revenue	$19,739,518	$19,800,092	$54,480,124	$54,450,185
Other revenue	1,150,114	1,139,665	3,414,539	3,515,683
Total revenue	20,889,632	20,939,757	57,894,663	57,965,868

Expenses
Property operations	9,361,145	9,153,250	27,456,257	26,357,159
General and administrative	2,920,013	2,721,467	8,654,020	7,579,924
Sales and marketing	1,222,424	1,308,458	3,700,768	3,671,850
Franchise fees	1,877,276	1,854,040	5,073,003	5,009,775
Management fees	1,311,120	1,357,487	3,858,164	3,939,314
Acquisition expense	10,366	108,467	24,478	125,691
Depreciation and amortization	2,536,191	2,501,563	7,845,720	7,633,945
Total expenses	19,238,535	19,004,732	56,612,410	54,317,658

Other (Expense) Income
Loss from sale of hotel property	(4,638,883)	—	(4,638,883)	—
Other (expense) income, net	(1,590,537)	(27,615)	(2,504,412)	1,383,302
Interest expense	(4,656,947)	(3,622,611)	(12,673,839)	(11,050,307)
Total other (expense) income	(10,886,367)	(3,650,226)	(19,817,134)	(9,667,005)

Net Loss Before Income Taxes	(9,235,270)	(1,715,201)	(18,534,881)	(6,018,795)

Income tax benefit	119,514	21,137	113,794	122,130

Net Loss	(9,115,756)	(1,694,064)	(18,421,087)	(5,896,665)

Net loss attributable to non-controlling interest - Series B LP Units	(455,780)	(84,306)	(920,140)	(294,375)
Net loss attributable to non-controlling interest - Series GO LP Units	(1,398,597)	(264,831)	(2,851,969)	(944,104)
Net loss attributable to non-controlling interest - Series GO II LP Units	(303,736)	(3,776)	(471,336)	(13,461)
Net loss attributable to non-controlling interest - Common LP Units	(397,772)	(75,320)	(811,122)	(268,510)

Net Loss Attributable to Common Stockholders	$(6,559,871)	$(1,265,831)	$(13,366,520)	$(4,376,215)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.66)	$(0.13)	$(1.34)	$(0.45)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	9,998,333	9,857,876	9,977,731	9,753,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock					Non-Controlling Interest
			Additional		Total
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series GO 2	Series T	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	LP Units	Equity
Balance at December 31, 2022	9,607,463	$96,074	$93,798,070	$(67,239,693)	$26,654,451	$(2,841,056)	$14,688,392	$—	$45,739,120	$4,751,639	$88,992,546
Issuance of common stock	61,190	612	625,388	—	626,000	—	—	—	—	—	626,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	10,570
Offering costs	—	—	—	(449,537)	(449,537)	—	(2,665)	—	—	—	(452,202)
Distributions declared ($0.175 per share)	—	—	—	(1,690,854)	(1,690,854)	(88,992)	(270,884)	—	—	(107,117)	(2,157,847)
Distributions reinvested	39,418	394	395,426	—	395,820	—	—	—	—	—	395,820
Net loss	—	—	—	(2,907,639)	(2,907,639)	(196,267)	(640,192)	—	—	(182,076)	(3,926,174)
Balance at March 31, 2023	9,709,071	$97,090	$94,829,444	$(72,287,723)	$22,638,811	$(3,126,315)	$13,774,651	$—	$45,739,120	$4,462,446	$83,488,713
Issuance of common stock	39,534	395	393,475	—	393,870	—	—	—	—	—	393,870
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	306,863	—	—	306,863
Offering costs	—	—	—	(555,193)	(555,193)	—	—	(82,344)	—	—	(637,537)
Distributions declared ($0.175 per share)	—	—	—	(1,704,373)	(1,704,373)	(89,704)	(341,515)	—	—	(107,117)	(2,242,709)
Distributions reinvested	38,318	383	384,389	—	384,772	—	—	—	—	—	384,772
Net loss	—	—	—	(202,745)	(202,745)	(13,802)	(39,081)	(9,685)	—	(11,114)	(276,427)
Balance at June 30, 2023	9,787,923	$97,878	$95,617,868	$(74,750,034)	$20,965,712	$(3,229,821)	$13,394,055	$214,834	$45,739,120	$4,344,215	$81,428,115
Issuance of common stock	65,768	658	649,342	—	650,000	—	—	—	—	—	650,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	10,570
Offering costs	—	—	—	(510,274)	(510,274)	—	—	(5,937)	—	—	(516,211)
Distributions declared ($0.175 per share)	—	—	—	(1,725,300)	(1,725,300)	(90,805)	(473,962)	—	—	(107,117)	(2,397,184)
Distributions reinvested	37,946	379	380,654	—	381,033	—	—	—	—	—	381,033
Net loss	—	—	—	(1,265,831)	(1,265,831)	(84,306)	(264,831)	(3,776)	—	(75,320)	(1,694,064)
Balance at September 30, 2023	9,892,637	$98,925	$96,658,424	$(78,251,439)	$18,505,910	$(3,404,932)	$12,655,262	$205,121	$45,739,120	$4,161,778	$77,862,259

Balance at December 31, 2023	9,955,668	$99,556	$97,285,211	$(86,154,207)	$11,230,560	$(3,869,459)	$10,933,302	$765,162	$45,524,201	$3,720,284	$68,304,050
Issuance of common stock	1,526	15	14,985	—	15,000	—	—	—	—	—	15,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	650,000	—	—	650,000
Offering costs	—	—	—	(609,699)	(609,699)	—	(6)	(22,049)	—	—	(631,754)
Distributions declared ($0.029 per share)	—	—	—	(290,762)	(290,762)	(15,303)	(91,131)	—	—	(17,853)	(415,049)
Distributions reinvested	10,877	109	109,109	—	109,218	—	—	—	—	—	109,218
Net loss	—	—	—	(4,689,599)	(4,689,599)	(318,732)	(1,005,950)	(75,106)	—	(286,100)	(6,375,487)
Balance at March 31, 2024	9,969,071	$99,690	$97,419,865	$(91,744,267)	$5,775,288	$(4,203,494)	$9,836,215	$1,318,007	$45,524,201	$3,416,331	$61,666,548
Issuance of common stock	2,543	25	24,973	—	24,998	—	—	—	—	—	24,998
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	875,000	—	—	875,000
Offering costs	—	—	—	(444,169)	(444,169)	—	—	(60,462)	—	—	(504,631)
Distributions declared ($0.113 per share)	—	—	—	(1,122,620)	(1,122,620)	(59,085)	(351,504)	—	—	(51,726)	(1,584,935)
Distributions reinvested	17,586	176	176,413	—	176,589	—	—	—	—	—	176,589
Net loss	—	—	—	(2,117,050)	(2,117,050)	(145,628)	(447,422)	(92,494)	—	(127,250)	(2,929,844)
Balance at June 30, 2024	9,990,200	$99,901	$97,631,811	$(95,428,106)	$2,303,606	$(4,408,207)	$9,037,289	$2,040,051	$45,524,201	$3,237,356	$57,734,296
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	1,075,000	—	—	1,075,000
Offering costs	—	—	—	(483,051)	(483,051)	—	—	(46,917)	—	—	(529,968)
Distributions declared ($0.083 per share)	—	—	—	(833,033)	(833,033)	(43,844)	(260,371)	—	—	(51,008)	(1,188,256)
Distributions reinvested	19,275	193	193,356	—	193,549	—	—	—	—	—	193,549
Net loss	—	—	—	(6,559,871)	(6,559,871)	(455,780)	(1,398,597)	(303,736)	—	(397,772)	(9,115,756)
Balance at September 30, 2024	10,010,475	$100,104	$97,835,727	$(103,304,061)	$(5,368,230)	$(4,907,831)	$7,378,321	$2,764,398	$45,524,201	$2,788,576	$48,179,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(18,421,087)	$(5,896,665)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	7,845,720	7,633,945
Stock-based compensation	31,710	31,710
Amortization of deferred financing costs and debt premiums	1,288,560	852,767
Gain on extinguishment of debt	—	(700,000)
Loss on disposal of fixed assets	490,540	108,659
Loss on sale of hotel property	4,638,883	—
Deferred tax expense	(243,317)	(121,957)
Change in operating assets and liabilities:
Accounts receivable	(84,201)	(42,384)
Franchise fees	175,000	—
Prepaid expenses and other assets	(200,010)	2,264,096
Increase in finance lease liability	31,836	31,629
Accounts payable	164,309	1,221,098
Accrued expenses	1,530,112	(400,156)
Due to related parties	2,627,062	3,938,543
Other liabilities	539,260	(3,016,386)
Net cash provided by operating activities	414,377	5,904,899
Cash Flows from Investing Activities:
Proceeds from sale of hotel property	8,850,000	—
Improvements and additions to hotel properties	(3,536,509)	(6,074,695)
Net cash provided by (used in) investing activities	5,313,491	(6,074,695)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	16,896,801	11,200,000
Proceeds from lines of credit	3,670,593	4,643,584
Principal payments on mortgage debt	(24,208,606)	(12,050,106)
Principal payments on lines of credit	(3,246,400)	(349,375)
Payments of deferred financing costs	(743,548)	(426,736)
Proceeds from issuance of common stock	39,998	1,669,870
Proceeds from issuance of GO II Units	2,600,000	306,863
Payments of offering costs	(1,956,735)	(1,200,302)
Distributions paid	(3,524,633)	(5,283,193)
Net cash used in financing activities	(10,472,530)	(1,489,395)
Net change in cash, cash equivalents, and restricted cash	(4,744,662)	(1,659,191)
Beginning Cash, Cash Equivalents, and Restricted Cash	12,944,329	16,926,281
Ending Cash, Cash Equivalents, and Restricted Cash	$8,199,667	$15,267,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,046,850	$9,564,398
Income taxes paid	$—	$42,158

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt issued for refinance of Lakewood Property	$4,896,801	$—
Offering costs included in accounts payable	$51,886	$253,552
Offering costs included in due to related parties	$(342,268)	$152,096
Distributions included in due to related parties	$(18,389)	$244,051
Reinvested distributions	$479,356	$1,161,625

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$3,052,937	$6,193,449
Restricted cash, beginning of period	9,891,392	10,732,832
Cash, cash equivalents, and restricted cash, beginning of period	$12,944,329	$16,926,281

Cash and cash equivalents, end of period	$2,614,918	$4,470,530
Restricted cash, end of period	5,584,749	10,796,560
Cash, cash equivalents, and restricted cash, end of period	$8,199,667	$15,267,090

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. As of September 30, 2024, the OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and four classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), Series Growth & Opportunity II (“GO II”) Limited Partner Units (“Series GO II LP Units”) and Series T Limited Partnership Units (“Series T LP Units”). LF REIT III was the sole general partner of the OP, as of September 30, 2024 and December 31, 2023. As of September 30, 2024, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,124,503 Series GO LP Units, 475,324 Series GO II LP Units and 5,073,506 Series T LP Units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to quarterly financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023. Results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results to be attained in the entire fiscal year or for any subsequent period.

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

For the nine months ended September 30, 2024 and 2023, there were no acquisitions in hotel properties.

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

The Company evaluates its hotel properties for indicators of impairment. If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal. As of September 30, 2024, there were no indicators of impairment to the hotel properties and no impairment charges were recorded for any periods presented herein.

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $2.1 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively, and was $0.7 million and $0.7 million for the three months ended September 30, 2024 and 2023 respectively, and is included in sales and marketing in the condensed consolidated statements of operations.

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

Accounts Receivable—Accounts receivable consist primarily of receivables due from hotel guests for room stays and meeting and banquet room rentals, which are uncollateralized customer obligations. Management determines the likelihood of collectability of receivables on an individual customer basis, based on the amount of time the balance has been outstanding, likelihood of collecting, and the customer’s current economic status. The carrying amount of the accounts receivables is reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. As of September 30, 2024 and December 31, 2023, there was no allowance for credit losses.

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

Stock-Based Compensation—During 2022, the Company began compensating its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and the Company recognizes stock-based compensation expense in the quarter they are issued based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $31,710 and $31,710 for the nine months ended September 30, 2024 and 2023, respectively, and was $10,570 and $10,570 for the three months ended September 30, 2024 and 2023 respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

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

The Company’s financial instruments as of September 30, 2024 and December 31, 2023 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the unaudited condensed consolidated financial statements approximate their fair value as of September 30, 2024.

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

Reclassifications—Certain amounts included in the September 30, 2023 condensed consolidated financial statements have been reclassified to conform to the September 30, 2024 presentation.

3. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Land and land improvements	$30,640,753	$32,655,286
Building and building improvements	237,190,183	245,132,662
Furniture, fixtures, and equipment	24,072,665	23,850,758
Right-of-use asset - ground lease	7,340,868	7,340,868
Construction in progress	2,727,898	6,097,067
Investment in hotel properties, at cost	301,972,367	315,076,641
Less: accumulated depreciation and amortization	(32,848,868)	(27,729,162)
Investment in hotel properties, net	$269,123,499	$287,347,479

As of September 30, 2024, the Company consolidated eighteen hotel properties, consisting of seventeen hotel properties owned by the Company and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, with an aggregate of 2,150 rooms located in ten states.

Properties Under Contract

On April 15, 2024, the Operating Partnership and Stow Hotel Associates, LLC (the “Stow Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreements (the “Hampton Stow Contribution Agreement” and “Staybridge Stow Contribution Agreement”) for the acquisition of two hotels:

1)	the Hampton Inn Stow – the contribution of an 84-room Hampton Inn hotel in Stow, Ohio to the Operating Partnership. The aggregate consideration for this hotel under the Hampton Stow Contribution Agreement is $10.2 million, with a majority of the consideration consisting of the assumption by the Operating Partnership of existing debt secured by the hotel and the remaining consideration consisting of the issuance of Series T LP Units of the Operating Partnership.
2)	the Staybridge Suites Stow – the contribution of a 92-room Staybridge Suites hotel in Stow, Ohio to the Operating Partnership. The aggregate consideration for this hotel under the Staybridge Stow Contribution Agreement is $10.9 million, with a majority of the consideration consisting of the assumption by the Operating Partnership of existing debt secured by the hotel and the remaining consideration consisting of the issuance of Series T LP Units of the Operating Partnership and cash at closing.

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

The Company terminated the Hampton Stow Contribution Agreement and the Staybridge Stow Contribution Agreement on March 1, 2025. Th earnest money deposits were fully refunded to the Operating Partnership.

Sale of Pineville Property

On July 23, 2024, the Company sold the Pineville Property to an unaffiliated purchaser for $8,850,000 in cash. The mortgage loan secured by the Pineville Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loan have been terminated or released. During the three and nine-months ended September 30, 2024, the Company recognized a loss of $4,638,883.

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

	September 30,	December 31,
	2024	2023
Assets
Investment in hotel properties, net of accumulated depreciation of $1,786,400 and $1,281,612	$20,888,624	$21,194,229
Cash and cash equivalents	368,275	163,501
Restricted cash	811,411	851,290
Accounts receivable, net	351,871	412,856
Prepaid expenses and other assets	75,420	27,622
Total Assets	$22,495,601	$22,649,498

Liabilities
Debt, net	$11,962,618	$12,086,033
Finance lease liability	4,638,771	4,750,889
Accounts payable	63,326	143,030
Accrued expenses	439,148	109,897
Other liabilities	361,988	302,228
Total liabilities	$17,465,851	$17,392,077

Ground Leases

The Company has ground leases on two of its Hotel Properties in which a right-of-use asset and corresponding finance lease liability is recognized pursuant to ASC 842:

a)	Sheraton Northbrook - matures in 2067 and has a yearly base rent that increases 3% every year through maturity. As of September 30, 2024, this finance lease had a discount rate of 7.75%.
b)	El Paso University - matures in 2054 and has annual rentals comprised of a base rent due at the beginning of the year plus, if applicable, a percent of revenue in excess of the base rent. The annual base rent of the El Paso ground lease is adjusted every five years by an average of a percent of the annual revenue in preceding years. If revenue remains below the previous five-year base rent, then there is no change to base rent. As of September 30, 2024, the finance lease had a discount rate of 9.00%.

For the three months ended September 30, 2024 and 2023, the Company recognized aggregate interest expense of $164,063 and $160,355, respectively and right-of-use amortization expense of $13,471 and $13,471, respectively related to the finance lease, which is included within “Depreciation and amortization” on the condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company recognized aggregate interest expense of $489,399 and $478,295, respectively and right-of-use amortization expense of $192,356 and $192,356, respectively related to the finance lease, which is included within “Depreciation and amortization” on the condensed consolidated statements of operations.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s condensed consolidated balance sheet as of September 30, 2024.

2024 (3 months)	$117,042
2025	624,112
2026	645,791
2027	660,511
2028	675,672
Thereafter	43,341,125
Total finance lease payments	46,064,253
Interest	(32,926,307)
Present value of finance lease liabilities	$13,137,946

4. DEBT

At September 30, 2024 and December 31, 2023, all forms of debt consists of the following:

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	September 30,	Maturity	September 30,	December 31,
	2024	Date	2024	2023
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,624,070	$5,698,543
Hampton Inn & Suites - Pineville(2)	—	—	—	8,368,135
Hampton Inn - Eagan(1)	7.60%	1/1/2025	8,680,539	8,839,737
Home2 Suites - Prattville(3)	9.34%	10/29/2024	8,859,649	8,984,688
Home2 Suites - Lubbock	4.69%	10/6/2026	6,916,040	7,103,138
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,683,366	8,809,051
Homewood Suites - Southaven(4)	3.70%	3/3/2025	12,392,495	12,658,773
Courtyard by Marriott - Aurora(5)(6)	11.31%	2/5/2025	14,942,298	15,000,000
Holiday Inn - El Paso(6)(7)	9.00%	11/15/2024	7,600,000	7,600,000
Hilton Garden Inn - Houston(8)	3.85%	9/2/2026	13,582,546	13,852,705
Sheraton - Northbrook(6)(9)	11.69%	12/5/2024	4,026,202	4,026,202
Hampton Inn - Fargo	7.00%	3/1/2027	6,966,110	7,095,283
Courtyard by Marriott - El Paso(10)(19)	6.01%	5/13/2027	9,845,815	9,975,072
Fairfield Inn & Suites - Lakewood(6)(11)	12.35%	10/5/2025	12,000,000	13,845,000
Fairfield Inn & Suites - Lakewood - A-1	14.50%	3/27/2026	4,896,801	—
Residence Inn - Fort Collins(12)(13)	11.58%	5/4/2025	11,200,000	11,200,000
Residence Inn - Fort Collins - CapEx(12)(14)	12.86%	5/4/2025	1,823,453	1,875,000
Residence Inn - Fort Collins - A-1(12)(15)	7.00%	8/2/2028	501,465	501,465
Hilton Garden Inn - El Paso	4.94%	8/6/2025	12,112,661	12,341,759
Hilton Garden Inn - Pineville(10)(19)	6.20%	8/25/2027	6,951,091	7,020,000
Hilton Garden Inn - Charlotte(10)(19)	6.20%	8/25/2027	9,708,731	9,805,000
Holiday Inn Express - Wichita(10)	6.41%	12/21/2027	5,616,414	5,642,000
Total Mortgage Debt			172,929,746	180,241,551
Premium on assumed debt, net			226,271	203,135
Deferred financing costs, net			(2,052,985)	(2,574,861)
Net Mortgage			171,103,032	177,869,825

$5.0 million revolving line of credit - Western(16)(17)	9.00%	8/15/2024	4,151,139	4,651,139
$15.5 million revolving line of credit - A-1 Bonds(18)	14.50%	12/31/2024	14,101,000	13,176,807
$0.6 million loan - NHS	7.00%	9/30/2025	600,000	600,000
Total Other Debt			18,852,139	18,427,946

Debt, net			$189,955,171	$196,297,771
(1)	On February 26, 2025, the Cedar Rapids Property and Eagan Property loans were extended to March 31, 2025 along with a new interest rate of 9.50%. The Company and the lender are working to finalize an extension of these loans as of the date of this filing. See Note 10 “Subsequent Events.”

(2)	On July 23, 2024, the Hampton Inn & Suites Pineville was sold and the loan was repaid on the closing date.
(3)	On November 4, 2024, this loan was repaid in full and refinanced with a new loan secured by the Prattville Property. See Note 10 “Subsequent Events”.
(4)	On December 6, 2024, this loan was repaid in full and refinanced with a new loan secured by the Southaven Property. See Note 10 “Subsequent Events”.
(5)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%. The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(6)	Loan is interest-only until maturity.
(7)	On January 16, 2025, the maturity date was extended to April 15, 2025 along with a new interest rate of 12.00%. See Note 10 “Subsequent Events.”
(8)	Loan is interest-only for the first 24 months after origination.
(9)	Variable interest rate equal to 30-day LIBOR or equivalent rate plus 6.25%, provided that LIBOR or equivalent rate shall not be less than 0.75%. On December 24, 2024, the Company converted the Northbrook Property debt to Series A Preferred Units. See Note 10 “Subsequent Events.”
(10)	Loan is interest-only for the first 18 months after origination.
(11)	Variable interest rate equal to SOFR Index plus 7.00%.
(12)	On April 18, 2023, Tranche 1 and Tranche 2 were repaid in full and refinanced with a new loan secured by the Fort Collins Property.
(13)	Variable interest rate equal to SOFR Index plus 6.25%.
(14)	Variable interest rate equal to SOFR Index plus 7.50%.
(15)	Tranche 3’s maturity date is August 2, 2028.Loan is interest-only through February 25, 2024.
(16)	Variable interest rate equal to U.S. Prime plus 1.00%
(17)	The Company and Western State Bank are working to finalize an extension of this line of credit as of the date of this filing. See Note 10 “Subsequent Events.”
(18)	On December 20, 2024, this line of credit was increased to $20.0 million, the interest rate was increased to 17.50% and the maturity date was extended to December 31, 2027. See Note 6, - Legendary A-1 Bonds, LLC (“A-1 Bonds”) and Note 10 “Subsequent Events.”
(19)	On March 27, 2025, the lender of the El Paso Courtyard Property, Pineville HGI Property, and Charlotte Property sold the loan to a new lender. See Note 10 “Subsequent Events.”

Mortgage Debt

The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of September 30, 2024, the estimated fair value of the Company’s mortgage debt was $173.5 million, compared to the gross carrying value of $172.9 million. As of December 31, 2023, the estimated fair value of the Company’s mortgage debt was $178.5 million, compared to the gross carrying value of $180.2 million.

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

See Note 10 “Subsequent Events” of the notes to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of changes to mortgage debt occurring subsequent to September 30, 2024.

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

Future Minimum Payments

As of September 30, 2024, the future minimum principal payments on the Company’s debt were as follows:

2024 (3 months)	$54,215,287
2025	65,782,591
2026	25,440,865
2027	37,768,138
2028	708,616
Thereafter	7,866,388
191,781,885

Premium on assumed debt, net	226,271
Deferred financing costs, net	(2,052,985)
$189,955,171

The $54.2 million of future minimum principal payments due in 2024 includes the maturities of the mortgage debt secured individually by the Cedar Rapids Property, Pineville Property, Prattville Property, El Paso Property and Northbrook Property, along with the A-1 and Western Lines of Credit. See Note 10 “Subsequent Events” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of amendments and refinancing subsequent to September 30, 2024.

5. INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the period ended September 30, 2024 and did not pay any federal and state income taxes for the period ended September 30, 2023. The Company did not have any uncertain tax positions as of September 30, 2024 or December 31, 2023.

The Company’s TRS generated a net operating loss (“NOL”) for the nine months ended September 30, 2024 and the year ended December 31, 2023, which can be carried forward to offset future taxable income. As of September 30, 2024, the Company expects its TRS to generate additional NOL during the year ended December 31, 2024, and as a result, the Company has recognized a full valuation allowance against its deferred tax assets of $10.0 million, resulting in a net deferred tax liability of $2.8 million. As of December 31, 2023, the Company had recorded a net deferred tax liability of $3.0 million, primarily attributable to its NOLs generated in the current year and prior periods, net of temporary differences primarily related to deprecation. The net deferred tax liability is recognized on the condensed consolidated balance sheet within Other Liabilities. The Company’s NOLs will expire in 2038 through 2044 for state tax purposes and will not expire for federal tax purposes. As of September 30, 2024, and December 31, 2023, the Company had deferred tax assets attributable to NOL carryforwards for federal income tax purposes of $8.4 million and $7.1 million, respectively, and NOL carryforwards for state income tax purposes of $1.6 million and $1.6 million, respectively. The Company recorded a valuation allowance of $8.7 million against the deferred tax asset in 2022. As of September 30, 2024, the tax years 2021 through 2023 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

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

Fees and reimbursements incurred and payable to the Advisor and its affiliates, for the nine months ended September 30, 2024 and 2023, were as follows:

	Incurred
	For the Nine Months Ended September 30,
	2024	2023
Fees:
Financing fees	90,000	84,000
Asset management fees	1,859,445	1,860,496
	$1,949,445	$1,944,496

Reimbursements:
Offering costs	$1,457,772	$1,163,681
General and administrative	2,799,495	2,332,578
Sales and marketing	42,755	134,459
Acquisition costs	87,158	190,995
Other (income) expense, net	113,982	—
	$4,501,162	$3,821,713

For the three and nine months ended September 30, 2024, the Operating Partnership recorded distributions payable to the Advisor in the amount of $43,844 and $118,232, respectively, in connection with the Advisor’s ownership of Series B LP Units. For the three and nine months ended September 30, 2023, the Operating Partnership recorded distributions payable to the Advisor in the amount of $90,805 and $269,501, respectively. As of September 30, 2024 and December 31, 2023, the Company had distributions payable to the Advisor in the amount of $625,016 and $643,405, respectively. For the nine months ended September 30, 2024 and 2023, the Company paid distributions in the amount of $16,240 and $30,092, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock. For the nine months ended September 30, 2024 and 2023, the Company paid Corey Maple distributions in an amount of $4,352 and $0, respectively, in connection with his ownership of 15,361 Series GO LP Units.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of September 30, 2024, Corey Maple, is a guarantor of the Company’s loans secured by the hotel properties located in Prattville, Alabama, Southaven, Mississippi, and Fargo, North Dakota, which had original loan amounts of $9.6 million, $13.5 million, and $7.4 million, respectively, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of 50% of the loan secured by the Wichita Property, is a guarantor of the new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT

III OP, LP. Mr. Maple is also a guarantor of the loan secured by the El Paso University Property, which had an original principal loan amount of $14.4 million. As of September 30, 2024, Norman Leslie is a guarantor of the Company’s new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million, and is a guarantor under the Company’s new loan secured by the Lakewood Property, which had an original loan amount of $12.0 million. Norman Leslie was was a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million, which loan was repaid and guaranty terminated in July 2024. For the nine months ended September 30, 2024 and 2023, the Company accrued guarantee fees in the amount of $93,783 and $114,199 respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $1,432,855 remained unpaid at September 30, 2024 and is included in Due to related parties on the accompanying condensed consolidated balance sheet. See Note 10, “Subsequent Events,” for a description of additional guarantees entered into subsequent to September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company had amounts due and payable to the Advisor and its affiliates of $12.1 million and $10.6 million respectively, which is included in Due to related parties on the accompanying condensed consolidated balance sheets.

NHS, LLC dba National Hospitality Services — NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor.

Property Management Services

As of September 30, 2024, NHS provides property management and hotel operations management services for the Company’s hotel properties, pursuant to individual management agreements. The agreements have an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms.

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

NHS also earns a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received by sellers or contributors during the period of due diligence. Such fee is waived if, upon acquisition by us, NHS is selected as the management company for the hotel property. NHS is also reimbursed for actual out-of-pocket costs incurred in providing the due diligence services. See Note 10 “Subsequent Events” for an additional transaction with NHS occurring subsequent to September 30, 2024.

Loan Agreement

The Company has a $600,000 loan (the “NHS Loan”) with NHS (see Note 4). The NHS Loan requires interest only payments, with all outstanding principal and interest amounts being due and payable at maturity. The NHS Loan has a fixed interest rate of 7.0% and a maturity date on September 30, 2025.

Fees and reimbursements incurred and payable to NHS for the nine months ended September 30, 2024 and 2023, and fees and reimbursements payable to NHS as of September 30, 2024 and December 31, 2023, were as follows:

	Incurred		Payable as of
	For the Nine Months Ended September 30,		September 30,	December 31,
	2024	2023	2024	2023
Fees:
Management fees	$746,621	$835,776	$443,199	$186,298
Administrative fees	80,118	94,033	46,734	20,962

Accounting fees	100,992	122,024	72,048	32,220
	$927,731	$1,051,833	$561,981	$239,480

Reimbursements	$607,324	$639,528	$468,173	$216,595

One Rep Construction, LLC (“One Rep”) — One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2024 and 2023 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the nine months ended September 30, 2024 and 2023, the Company incurred $8,278 and $191,803 of construction management fees and reimbursements payable to One Rep, respectively. As of September 30, 2024 and December 31, 2023, the amounts outstanding and due to One Rep were $42,661 and $37,858, respectively, which is included in due to related parties on the accompanying condensed consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) — A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. As of September 30, 2024, the Company has an outstanding balance on its line of credit (the “A-1 Revolving Line of Credit”) amounting to $14.1 million loan (see Note 4). As of September 30, 2024, the A-1 Revolving Line of Credit has a fixed interest rate of 14.50% and had a maturity of December 31, 2024. See Note 10, “Subsequent Events,” for a description of amendments to the A-1 Revolving Line of Credit occurring subsequent to September 30, 2024 and a description of new loans entered into with A-1 Bond subsequent to September 30, 2024.

7. FRANCHISE AGREEMENTS

As of September 30, 2024 and December 31, 2023, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement. For the three months ended September 30, 2024 and 2023, amortization in connection with these agreements was ($21,875) and $43,264, respectively and is included within “Franchise fees, net” on the condensed consolidated balance sheet. For the nine months ended September 30, 2024 and 2023, amortization in connection with these agreements was $64,653 and $129,792, respectively and is included within “Franchise fees, net” on the condensed consolidated balance sheet.

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

Common Stock

Initial Offering

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, at a price of $10.00 per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in December 2021, to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of September 30, 2024, the Company had issued and sold 10,297,999 shares of common stock, including 1,215,332 shares attributable to the DRIP described below, and received aggregate proceeds of $100.7 million.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company, purchasing shares of common stock at 95% of the then-current share net asset value (“NAV”).

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279	$(797,789)
Second Quarter 2024	1,181,705	0.113	820,706	176,589	997,295	2,885,588
Third Quarter 2024	876,877	0.083	1,192,192	193,549	1,385,741	(1,673,422)
	$2,364,647	$0.225	$2,915,960	$479,356	$3,395,316	$414,377

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2023	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$255,083
Second Quarter 2023	1,794,077	0.175	1,317,166	384,772	1,701,938	2,873,898
Third Quarter 2023	1,816,105	0.175	1,344,743	381,033	1,725,776	2,775,918
	$5,390,028	$0.525	$4,086,711	$1,161,625	$5,248,336	$5,904,899
(1)	Distributions for the period from January 1, 2023 through September 30, 2023 were payable to each stockholder as 100% in cash on a monthly basis. No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through August 31, 2024 were payable to each stockholder as 100% in cash. No distributions were declared for the period of September 1, 2024 through September 30, 2024
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2023 through September 30, 2023 were paid on a monthly basis. In general, distributions for all record dates of a given month during such period are paid on or about the tenth day of the following month. No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through August 31 2024. No distributions were declared for the period of September 1, 2024 through September 30, 2024

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its Share Repurchase Plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our Share Repurchase Plan. The Company repurchased no shares during the nine months ended September 30, 2024 and September 30, 2023. As of September 30, 2024, the Company had repurchased 287,525 shares which represents an original investment of $2,858,355 for $2,794,469 under the share repurchase plan. As of September 30, 2024, all redemption proceeds had been paid. As of September 30, 2024, the Company had $1,466,850 available for eligible repurchases for the remainder of 2024.

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

Non-Controlling Interests

As of September 30, 2024, the Operating Partnership had five classes of Limited Partner Units – 1) the Common LP Units, 2) the Series B LP Units, 3) the Series T LP Units, 4) the Series GO LP Units and 5) the Series GO II LP Units. The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects (as defined below).

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of September 30, 2024, the Operating Partnership had issued and sold 612,100 Common LP Units, with a current value of $10.57 per unit, in connection with the Northbrook Property and the El Paso Airport Property acquisitions.

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

As of September 30, 2024, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Operating Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T LP Units at the time of conversion. As of September 30, 2023, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the nine months ended September 30, 2024 and 2023, the Company declared distributions of $0 and $0, respectively.

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

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Units Offering for sales which were pending as of that date. As of September 30, 2024, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

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

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The purchase price of the Series GO II LP Units in the offering is equal to 75% of the Share NAV and, based on the current Share NAV, is $7.93 per Series GO II LP Unit. The Series GO II LP Units will be specially allocated all Net Income (including book up income) in proportion to the 25% issue price shortfall, until the positive Capital Account balance of each Series GO II LP Unit is equal to the Share NAV. As a result, the issuance of the Series GO II LP Units will be dilutive to the General Partner Units and therefore, to the shares of common stock of the Company. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2025, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On March 24, 2025, the Company’s Board of Directors extended the term of the GO II Unit Offering to March 31, 2026. As of September 30, 2024, the Operating Partnership had issued and sold 475,324 Series GO II LP Units and received aggregate proceeds of $3.6 million.

See Note 10 “Subsequent Events” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for information regarding the establishment and issuance of additional series of limited partnership interests subsequent to September 30, 2024.

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

El Paso HI Property Loan Modification

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

Our Advisor is wholly-owned by Corey Maple and Norman Leslie. The Advisor has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services. To facilitate our REIT structure, the Operating Partnership formed Lodging Fund REIT III TRS, Inc., a Delaware corporation (“Master TRS”), to act as the “master” taxable REIT subsidiary (“TRS”) entity. When we acquire a Project, the Master TRS forms a separate wholly-owned TRS to act as lessee of the Project (a “TRS Lessee”). That TRS Lessee will enter into a lease agreement with a wholly-owned subsidiary of the Operating Partnership to operate the Project. As of September 30, 2024, we engaged National Hospitality Services (“NHS”), an entity wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor, to manage nine of the Projects acquired; however, we can engage and have engaged third-party property management companies. Subsequent to September 30, 2024, we terminated the NHS management agreements and engaged a third-party property management company to manage these properties.

We have invested and continue to invest primarily in 80 to 200 room limited-service, select-service, full-service and extended-stay hotel properties with strong mid-market brands in America’s Heartland. As of September 30, 2023, we owned 17 hotel properties and owned an equity and profits interest in the parent of an entity which holds a leasehold interest in one additional hotel property with an aggregate of 2,150 rooms located in ten states.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

Initial Offering

We are currently conducting an offering (the “Offering”) of up to $150,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 and will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On

March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are currently offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 8 “Stockholders’ Equity” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV, effective as of January 6, 2023. As of September 30, 2024, we have issued and sold 10,297,999 shares of common stock, including 1,215,332 shares attributable to the DRIP, and received aggregate proceeds of $100.7 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $85.3 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of September 30, 2024, we have repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469. As of September 30, 2024, all of the redemption proceeds have been paid.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series Growth & Opportunity Limited Partner Units (“Series GO LP Units”), which our board of directors terminated as of February 12, 2022. As of September 30, 2024, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2025, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. As of September 30, 2024, the Operating Partnership had issued and sold 475,324 Series GO II LP Units and received gross aggregate proceeds of $3.6 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $3.4 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of September 30, 2024, we had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the year ended December 31, 2023, the Company declared distributions of $0.2 million for the Series T LP Units. During the nine months ended September 30, 2024 and 2023, the Company declared distributions of $0 and $0, respectively.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of September 30, 2024, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit at the time of issuance, in connection with two property acquisitions.

See “—Subsequent Events” below for updates on these offerings and an additional offering of Series P Preferred Units subsequent to September 30, 2024.

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

Independent Director Compensation

During 2022, we began compensating our independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. On March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, we issued 500 shares of our common stock to each of our two independent directors. On March 31, 2024, June 30, 2024 and September 30, 2024, we issued 500 shares of our common stock to each of our two independent directors. For the nine months ended September 30, 2024 and 2023, we recognized stock-based compensation expense of $31,710 and $31,710, respectively. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

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

On August 28, 2023, the Advisor and Mr. Maple, without admitting or denying the findings, agreed to an administrative cease-and-desist order relating to Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended. A copy of the order can be found on the SEC’s website at https://www.sec.gov/files/litigation/admin/2023/33-11227.pdf. As part of the settlement, the Advisor paid disgorgement of $463,900, prejudgment interest of $85,431.50 and a civil monetary penalty of $225,000 and Mr. Maple agreed to pay a civil monetary penalty of $100,000. Additionally, the Advisor has undertaken to (a) retain a qualified independent consultant acceptable to the SEC, at the Advisor’s expense, within 60 days of the date of entry of the order to review the Advisor’s policies, procedures and controls regarding the proper allocation of expenses between the Advisor and the Company as provided in the order, (b) require the consultant to submit a report to the Advisor and the SEC staff within 120 days of the entry of the order with its findings and any recommendations for changes or improvements, and (c) adopt, implement and maintain all policies, procedures and practices recommended by the consultant’s report within 120 days of receiving the report from the consultant. As of the date of this filing, each of these actions has been taken by the Advisor and Mr. Maple, as applicable, in accordance with the terms of the SEC order.

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

We are dependent upon the net proceeds from our Offering to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. We had also used the net proceeds from the GO Unit Offering to conduct our operations. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering and unused proceeds from the GO Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2024, we had raised approximately $100.7 million in gross offering proceeds from the sale of shares of our common stock in the Offering, approximately $21.5 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering and approximately $3.6 million in gross offering proceeds from the sale of the Series GO II LP Units in our GO II Unit Offering. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of September 30, 2024, we consolidated eighteen hotel properties, consisting of seventeen hotel properties owned by us and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for all but one of the properties acquired in 2022 and the equity and profits interest acquired in 2022, the issuance of Series T LP Units to the contributor as part of the consideration. Operating cash needs during the nine months ended September 30, 2024 were met through cash flow generated by these real estate investments and with proceeds from our Offering and the GO Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%. We will target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of September 30, 2024, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 57%.

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

As of September 30, 2024, NHS earned a monthly base management fee for property management services, including overseeing the day-to-day operations of the nine hotel properties for which it served as the property manager, in an amount up to 4% of gross revenue, plus additional fees and expense reimbursements. Subsequent to September 30, 2024, all of the

NHS management agreements have been terminated and a third-party management company now manages those properties. See “—Subsequent Events” below.

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

The franchise agreements for certain of our hotels require we provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of September 30, 2024, we have set aside $3.7 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $6.1 million on capital improvements at our operating hotels during the nine months ended September 30, 2023 and approximately $3.7 million on capital improvements at our operating hotels during the nine months ended September 30, 2024.

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

The interest rate as of September 30, 2024 was 9.00% per annum. As of September 30, 2024, the Western Revolving Line of Credit was secured by our Cedar Rapids Property, Eagan Property, and Fargo Property which are also subject to term loans with the same lender, and 300,000 Common LP Units of the Operating Partnership. The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of September 30, 2024, there was a $4.2 million balance outstanding on the Western Line of Credit. See “- Subsequent Events” below for a description of amendments to the Western Line of Credit subsequent to September 30, 2024.

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

NHS Loan

On March 6, 2023, we entered into a $600,000 loan agreement (the “NHS Loan”) with NHS. As of September 30, 2024, the NHS Loan had a fixed interest rate of 7.0% per annum and a maturity date of January 31, 2024. Outstanding amounts under the NHS Loan may be prepaid in whole or in part without penalty. The NHS Loan is secured by 60,000 partnership units of the Operating Partnership. All accrued interest is due and payable on the maturity date with the full principal balance. On August 21, 2024, we entered into a Change in Terms Agreement with the Operating Partnership and NHS in connection with the NHS Loan to extend the maturity date of the NHS Loan to September 30, 2025. As of September 30, 2024, there was a $600,000 balance outstanding on the NHS Loan.

As of the date of this filing, $0.6 million is outstanding under the NHS Loan.

Mortgage Debt

As of September 30, 2024, we had $181.9 million in outstanding mortgage debt secured by each of our eighteen consolidated properties, with maturity dates ranging from September 2024 to April 2029. Interest rates on the mortgage debt are as follows:

-	Fifteen of the loans have fixed interest rates ranging from 3.70% to 14.50%.
-	One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 11.31% as of September 30, 2024.
-	One loan is a variable interest loan at a rate of LIBOR or an equivalent rate plus 6.25%, provided that the variable rate shall not be less than 0.75%, resulting in an effective rate of 11.69% as of September 30, 2024.
-	One loan is a variable interest loan at a rate of SOFR rate plus 6.25% resulting in an effective rate of 11.58% as of September 30, 2024.
-	One loan is a variable interest loan at a rate of SOFR rate plus 7.50% resulting in an effective rate of 12.86% as of September 30, 2024.
-	One loan is a variable interest loan at a rate of SOFR rate plus 7.00% resulting in an effective rate of 12.35% as of September 30, 2024.
-	Collectively, the weighted-average interest rate is 7.20%.

The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period up to 18 months following origination, and generally require a balloon payment due at maturity. As of September 30, 2024 and December 31, 2023, certain mortgage debt was guaranteed by the members of the Advisor. See Note 6 “Related Party Transactions” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor. As part of the consolidated outstanding mortgage debt above, the owner of the leasehold interest in the El Paso University Property is the borrower under a $14.4 million loan secured by the leasehold interest in the El Paso University Property. See “—Subsequent Events” below for a description of changes to mortgage debt occurring subsequent to September 30, 2024.

The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities. As of September 30, 2024, the estimated fair value of the Company’s mortgage debt was $173.5 million, compared to the gross carrying value $172.9 million. As of December 31, 2023, the estimated fair value of the Company’s mortgage debt was $178.5 million, compared to the gross carrying value $180.2 million

Fort Collins Loan Refinancing

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

See “—Subsequent Events” below for a description of changes to mortgage debt occurring subsequent to September 30, 2024.

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

The Company terminated the Hampton Stow Contribution Agreement and the Staybridge Stow Contribution Agreement on March 1, 2025. Th earnest money deposits were fully refunded to the Operating Partnership.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$414,377	$5,904,899
Net cash used in (provided by) investing activities	5,313,491	(6,074,695)
Net cash used in financing activities	(10,472,530)	(1,489,395)
Net decrease in cash, cash equivalents and restricted cash	$(4,744,662)	$(1,659,191)

Cash Flows From Operating Activities

As of September 30, 2024, we owned seventeen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. During the nine months ended September 30, 2024, net cash provided by operating activities was $0.4 million and during the nine months ended September 30, 2023, net cash provided by operating activities was $5.9 million. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See "— Results of Operations" for further discussion of our operating results for the nine months ended September 30, 2024 and 2023.

Cash Flows From Investing Activities

Net cash used in investing activities was $5.3 million for the nine months ended September 30, 2024 and primarily consisted of $3.5 million used for the improvements and additions to hotel properties offset by $8.9 million provided from the sale of the Pineville Property. Net cash used in investing activities was $6.1 million for the nine months ended September 30, 2023 and consisted of $6.1 million used for the improvements and additions to hotel properties.

Cash Flows From Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was $10.5 million and consisted primarily of the following:

●	$0.7 million of net cash provided by offering proceeds related to our Offerings, net of payments of commissions and other offering costs of $2.0 million;
●	$7.6 million of net cash used by debt financing as a result of proceeds from mortgage debt of $16.9 million, proceeds from lines of credit of $3.7 million and financing costs of $0.7 million, offset by principal payments on debt of $24.2 million and principal payments on lines of credit of $3.2 million; and
●	$3.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.5 million.

During the nine months ended September 30, 2023, net cash used in financing activities was $1.5 million and consisted primarily of the following:

●	$0.8 million of net cash provided by offering proceeds related to our Offering and GO II Unit Offering, net of payments of commissions and other offering costs of $1.2 million;
●	$2.3 million of net cash used by debt financing as a result of proceeds from mortgage debt of $11.2 million and proceeds from lines of credit of $4.6 million, partially offset by principal payments on debt of $12.1 million, principal payments on lines of credit of $0.3 million and payments of financing costs of $0.4 million; and
●	$5.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.2 million.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first three quarters of 2024 and 2023:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279	$(797,789)
Second Quarter 2024	1,181,705	0.113	820,706	176,589	997,295	2,885,588
Third Quarter 2024	876,877	0.083	1,192,192	193,549	1,385,741	(1,673,422)
	$2,364,647	$0.225	$2,915,960	$479,356	$3,395,316	$414,377

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2023	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$255,083
Second Quarter 2023	1,794,077	0.175	1,317,166	384,772	1,701,938	2,873,898
Third Quarter 2023	1,816,105	0.175	1,344,743	381,033	1,725,776	2,775,918
	$5,390,028	$0.525	$4,086,711	$1,161,625	$5,248,336	$5,904,899
(1)	Distributions for the period from January 1, 2023 through September 30, 2023 were payable to each stockholder as 100% in cash on a monthly basis. No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through August 31, 2024 were payable to each stockholder as 100% in cash. No distributions were declared for the period of September 1, 2024 through September 30, 2024
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2023 through September 30, 2023 were paid on a monthly basis. In general, distributions for all record dates of a given month during such period are paid on or about the tenth day of the following month. No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through August 31 2024. No distributions were declared for the period of September 1, 2024 through September 30, 2024

For the nine months ended September 30, 2024, we paid aggregate distributions of $3.4 million, including $2.9 million of distributions paid in cash and $0.5 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the nine months ended September 30, 2024 was $18.4 million. Net cash flow provided by operations for the nine months ended September 30, 2024 was $0.4 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

For the nine months ended September 30, 2023, we paid aggregate distributions of $5.2 million, including $4.1 million of distributions paid in cash and $1.2 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the nine months ended September 30, 2023 was $5.9 million. Net cash flow provided by operations for the nine months ended September 30, 2023 was $5.9 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

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

Our results of operations for the nine months ended September 30, 2024 and September 30, 2023 are not indicative of those expected in future periods, as we were actively raising capital through our Offering along with acquiring hotel properties during both of these periods As of September 30, 2024 and 2023, we owned eighteen properties for a full 12-month operating cycle.

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

Comparison of the three months ended September 30, 2024 versus the three months ended September 30, 2023

Revenue

Room revenues totaled $19.7 million and $19.8 million for the three months ended September 30, 2024 and 2023, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $1.2 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. Hotel occupancy, ADR, and RevPAR were 73.18%, $135.10, and $98.86, respectively, for the three months ended September 30, 2024. Hotel occupancy, ADR, and RevPAR were 72.14%, $132.01, and $95.23, respectively, for the three months ended September 30, 2023.

Property Operations Expenses

Property operations expenses remained generally unchanged, amounting to $9.4 million and $9.2 million for the three months ended September 30, 2024 and 2023, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties.

General and Administrative Expenses

General and administrative expenses were $2.9 million and $2.7 million for the three months ended September 30, 2024 and 2023, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment.

Sales and Marketing Expenses

Sales and marketing expenses remained generally unchanged, amounting to $1.2 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs.

Franchise Fees

Franchise fees were flat at $1.9 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs.

Management Fees

Management fees remained generally unchanged, amounting to $1.3 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties.

Acquisition Expenses

Acquisition expenses were $10,366 and $108,467 for the three months ended September 30, 2024 and 2023, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions.

Depreciation and Amortization

Depreciation and amortization expenses were flat at $2.5 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively.

Loss on sale of hotel property

Loss on sale of hotel property was $4.6 million for the three months ended September 30, 2024 resulting from the sale of the Pineville Property. There were no sales of any assets during the three months ended September 30, 2023

Other Expense, net

Other expense was $1.6 million and $27,615 for the three months ended September 30, 2024 and 2023, respectively. The majority of the expense related to writing off uncompleted projects.

Interest Expense

Interest expense was $4.7 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively. The $1.1 million increase in interest expense was primarily due to amendments in the debt structure and overall increases in interest rates. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, higher interest rates on several of our recently refinanced and extended loans as well as future refinancings of maturing debt, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Comparison of the nine months ended September 30, 2024 versus the nine months ended September 30, 2023

Revenue

Room revenues totaled $54.5 million and $54.5 million for the nine months ended September 30, 2024 and 2023, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $3.4 million and $3.5 million for the nine months ended September 30, 2024 and 2023, respectively. Hotel occupancy, ADR, and RevPAR were 69.09%, $129.01, and $89.14, respectively, for the nine months ended September 30, 2024. Hotel occupancy, ADR, and RevPAR were 69.53%, $126.92, and $88.25, respectively, for the nine months ended September 30, 2023.

Property Operations Expenses

Property operations expenses were $27.5 million and $26.4 million for the nine months ended September 30, 2024 and 2023, respectively. The $1.1 million increase in property operations expenses was primarily due to an increase in costs due to a high inflationary environment.

General and Administrative Expenses

General and administrative expenses were $8.7 million and $7.6 million for the nine months ended September 30, 2024 and 2023 respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The $1.1 million increase in property operations expenses was primarily due to an increase in costs due to a high inflationary environment.

Sales and Marketing Expenses

Sales and marketing expenses were flat at $3.7 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs.

Franchise Fees

Franchise fees remained generally unchanged, amounting to $5.1 million and $5.0 million for the nine months ended September 30, 2024 and 2023, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs.

Management Fees

Management fees were flat at $3.9 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties.

Acquisition Expenses

Acquisition expenses were $24,478 and $125,691 for the nine months ended September 30, 2024 and 2023, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions.

Depreciation and Amortization

Depreciation and amortization expense was $7.8 million and $7.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Loss on sale of hotel property

Loss on sale of hotel property was $4.6 million for the three months ended September 30, 2024 resulting from the sale of the Pineville Property. There were no sales of any assets during the three months ended September 30, 2023

Other (Expense) Income, net

Other expense was $2.5 million and other income was $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. The majority of the expense related to writing off uncompleted projects, loan guarantee fees, and losses on sales of fixed assets.

Interest Expense

Interest expense was $12.7 million and $11.1 million for nine months ended September 30, 2024 and 2023, respectively. The $1.6 million increase in interest expense was primarily due to amendments in the debt structure and overall increases in interest rates. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, higher interest rates on several of our recently refinanced and extended loans as well as future refinancings of maturing debt, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

We evaluate our hotel properties for indicators of impairment. If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal. As of September 30, 2024, there were no indicators of impairment to the hotel properties and no impairment charges were recorded for any periods presented herein.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

El Paso HI Property Loan Modification

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act of 1934 Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, September 30, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, other than the remediation actions described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. See Note 10 “Commitments and Contingencies” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a discussion of ongoing legal proceedings and governmental authority inquiries. Other than such proceedings, management is not aware of any current or pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such legal proceedings contemplated by governmental authorities.

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

As of the date of this filing, we had a total of $48.1 million of variable rate notes payable, including our existing line of credit with Western State Bank, and it is anticipated that the loans we obtain in the future may have variable interest rates. Any increase in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. An increase in interest rates could also affect our ability to refinance or extend existing financing on favorable terms, or at all. Lenders of several loans that we have refinanced or extended recently have required higher interest rates that the original loans. Given the challenges affecting the U.S. real estate industry and the elevated interest rate environment, in order to refinance or extend loans, we expect our interest expense to increase in the future as a result of recent extensions and as we continue to refinance our maturing debt. In the event that the interest rate on any loan increases significantly, we may not have sufficient funds to pay the required interest payments. In such event, the continued ownership of the applicable hotel property may be threatened. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times or on terms that may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 8 “Stockholders’ Equity” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV. During the three months ended September 30, 2024 we sold 20,275 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $0.2 million, including 19,275 shares issued pursuant to our dividend reinvestment plan. During the three months ended September 30, 2024, aggregate selling commissions of $0 and marketing and diligence allowances and other wholesale selling costs and expenses of $0.4 million were paid in connection with the private offering.

GO II Units Offering

On April 7, 2023, we commenced a private offering of limited partnership units in the OP, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2025, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO II LP Units (a “Series GO II Limited Partner”) will have the right to exchange its Series GO II LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange; provided, however, that until such time as the Series GO II LP Units have been allocated Net Income (including book-up income) such that their positive Capital Account balance is equal to the net asset value of the Company’s shares of common stock (the “Share NAV”), the exchange right will be limited and the Series GO II Limited Partners will only be entitled to receive a pro rata portion of a REIT Share equal to the positive Capital Account balance of the Series GO II LP Unit divided by the Share NAV. The exchange right is not available until all of the following have occurred (the “Exchange Date”):  (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO II Limited Partner has held its Series GO II LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the three months ended September 30, 2024, the we issued and sold 143,437 Series GO II LP Units and received gross aggregate proceeds of $1.1 million. During the three months ended September 30, 2024, aggregate selling commissions of $36,474 and marketing and diligence allowances and other wholesale selling costs and expenses of $6,214 were paid in connection with the private offering.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan and the discretion provided therein, we will repurchase shares within 21 days following the end of a calendar quarter. During the nine months ended September 30, 2024, we repurchased no shares of our common stock.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2024	—	$—	(1)
February 2024	—	$—	(1)
March 2024	—	$—	(1)
Total	—
April 2024	—	$—	(1)
May 2024	—	$—	(1)
June 2024	—	$—	(1)
Total	—
July 2024	—	$—	(1)
August 2024	—	$—	(1)
September 2024	—	$—	(1)
Total	—
Nine Months Ended September 30, 2024	—
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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2024.

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

4.1		Dividend Reinvestment Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.296	*	Change in Terms Agreement for Loan Agreement with NHS LLC dba National Hospitality Services, dated as of August 21, 2024

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Share Repurchase Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

* Filed herewith.

** Furnished herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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