Form 10-K
period 2024-12-31
Lodging Fund REIT III, Inc.
filed 2025-04-29
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s shares of common stock. On June 1, 2018 the registrant launched its ongoing private offering of its shares of common stock, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were 9,990,199 shares of common stock held by non-affiliates as of June 30, 2023.

As of April 28, 2025, there were 10,013,042 outstanding shares of common stock of the registrant.

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

Our Advisor is wholly-owned by Corey Maple, a director of the Company, and Norman Leslie, an officer and director of the Company. To facilitate our REIT structure, the Operating Partnership formed Lodging Fund REIT III TRS, Inc., a Delaware corporation (“Master TRS”), to act as the “master” taxable REIT subsidiary (“TRS”) entity. When we acquire a Project, the Master TRS forms a separate wholly-owned TRS to act as lessee of the Project (a “TRS Lessee”). That TRS Lessee will enter into a lease agreement with a wholly-owned subsidiary of the Operating Partnership to operate the Project. Through February 2025, we have engaged National Hospitality Services (“NHS”) to manage nine of the Projects acquired to date; on February 10, 2025, the Company terminated the contract with NHS and entered into hotel management agreements with Hotel Equities Group, LLC, a third party property management agency. We have engaged other third party property management companies with the oversight and property management of the remaining nine properties within the portfolio. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services.

Initial Offering

We are currently conducting an offering (the “Offering”) in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 in an amount of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are currently offering the shares in the private offering at an offering price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an offering price of $10.04 per share. As of December 31, 2024, the Company had issued and sold 10,298,999 shares of common stock, including 1,215,332 shares attributable to our DRIP, and received aggregate proceeds of $100.7 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately

$84.9 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of December 31, 2024, we have repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469. See Part II Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Plan”.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series Growth & Opportunity Limited Partner Units (“Series GO LP Units”), which our board of directors terminated as of February 12, 2022. As of December 31, 2024, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series Growth & Opportunity II Limited Partner Units (“Series GO II LP Units”), with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of the Company as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. As of December 31, 2024, the Operating Partnership had issued and sold 507,335 Series GO II LP Units and received gross aggregate proceeds of $3.8 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $3.7 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of December 31, 2024, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the year ended December 31, 2024 and 2023, the Company declared distributions of $48,263 and $0.2 million for the Series T LP Units.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2024, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit at the time of issuance, in connection with two property contributions.

Series P Preferred Units

On December 24, 2024, the Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued interest on the Fort Collins Loans and the Courtyard Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. As of December 31, 2024, the Operating Partnership has issued and sold 35 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $0.4 million as of the date of this filing.

Series A Preferred Units

On December 24, 2024, the Operating Partnership entered into an amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership to establish the terms of a new limited partner unit designated as Series A Preferred Units. Concurrently, the Company entered a loan contribution agreement (the “Contribution Agreement”) to restructure four of its loans with Access Point Financial, LLC (the “Access Point Lender”) – 1) the mortgage loan secured by the Sheraton – Northbrook (“Sheraton Northbrook Loan”) with unpaid principal balance of approximately $4.0 million, 2) the loans secured by the Residence Inn - Fort Collins Loan (“Fort Collins Loans”) with collective unpaid principal balance of approximately $13.0 million, 3) the mortgage loan secured by the Courtyard by Marriott – Aurora (“Courtyard Aurora Loan”) with unpaid principal balance of approximately $14.9 million. With respect to the Sheraton Northbrook Loan, the Access Point Lender received 4,067,659 Series A Preferred Units in exchange for all of the remaining unpaid principal and interest on the Sheraton Northbrook Loan. With respect to the Fort Collins Loans and the Courtyard Aurora Loan, the Company is required to refinance each such loan within 90 days of the date of the Contribution Agreement, and to the extent there is remaining unpaid principal and interest on such loans after such refinancing, the Operating Partnership is required to enter into a contribution agreement with the Access Point Lender through which the Access Point Lender will receive Series A Preferred Units in exchange for all of such remaining unpaid principal and interest.

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

Independent Director Compensation

During 2022, we began compensating our independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. On March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, we issued 500 shares of our common stock to each of our two independent directors and on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, we issued 500 shares of our common stock to each of our two independent directors. For the years ended December 31, 2024 and 2023, we recognized stock-based compensation expense of $42,280 and $42,280. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

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

On August 28, 2023, the Advisor and Mr. Maple, without admitting or denying the findings, agreed to an administrative cease-and-desist order relating to Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended. A copy of the order can be found on the SEC’s website at https://www.sec.gov/files/litigation/admin/2023/33-11227.pdf. As part of the settlement, the Advisor paid disgorgement of $463,900, prejudgment interest of $85,432 and a civil monetary penalty of $225,000 and Mr. Maple paid a civil monetary penalty of $100,000. Additionally, the Advisor has undertaken to (a) retain a qualified independent consultant acceptable to the SEC, at the Advisor’s expense, within 60 days of the date of entry of the order to review the Advisor’s policies, procedures and controls regarding the proper allocation of expenses between the Advisor and the Company as provided in the order, (b) require the consultant to submit a report to the Advisor and the SEC staff within 120 days of the entry of the order with its findings and any recommendations for changes or improvements, and (c) adopt, implement and maintain all policies, procedures and practices recommended by the consultant’s report within 120 days of receiving the report from the consultant. As of the date of this filing, each of these actions has been taken by the Advisor and Mr. Maple, as applicable, in accordance with the terms of the SEC order.

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

Our Investment Strategy

Real Estate Portfolio

We acquired our first real estate property on November 30, 2018. As of December 31, 2024, our real estate portfolio consisted of eighteen Projects located in the following cities: Cedar Rapids, Iowa; Pineville, North Carolina; Eagan, Minnesota; Prattville, Alabama; Lubbock, Texas; Southaven, Mississippi; Aurora, Colorado; El Paso, Texas; Houston, Texas; Northbrook, Illinois; Fargo, North Dakota; Lakewood, Colorado; Fort Collins, Colorado; Charlotte, North Carolina; and Wichita, Kansas, referred to in this Form 10-K as the “Cedar Rapids Property,” the “Eagan Property,” the “Prattville Property,” the “Lubbock Home2 Property,” the “Lubbock Fairfield Property,” the “Southaven Property,” the “Aurora Property,” the “El Paso HI Property,” the “Houston Property,” the “Northbrook Property”; the “Fargo Property”; the “El Paso Airport Property”; the “Lakewood Property”; the “Fort Collins Property”; the “El Paso University Property”; the “Charlotte Property”; the “Pineville HGI Property”; and the “Wichita Property” respectively. We own an equity and profits interest in the parent of the entity which holds a leasehold interest in the El Paso University Property. See Part I, Item 2 “Properties” for a more detailed description of our real estate portfolio.

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

We generally have acquired a fee interest in hotel properties directly through special purpose entities which are generally wholly owned subsidiaries of our Operating Partnership. We may also make investments in certain hotel properties through joint ventures with third-party institutions, developers, operators, investors and other third parties as well as with affiliates of the Advisor. Such joint ventures may be leveraged with debt financing or unleveraged. We invest in our hotels through a mechanism known as an Umbrella Partnership REIT (“UPREIT”), whereby the owner of the hotel property desires to exchange its hotel property for limited partnership interests in the Operating Partnership pursuant to an UPREIT contribution agreement. We have purchased hotel properties, and anticipate that we will purchase additional hotel properties, using the UPREIT model as they generally require less cash investment, while providing tax and other benefits to the property sellers, but we may also enter into purchase and sale agreements with the seller. As of the date of this filing, we acquired ten hotel properties pursuant to an UPREIT contribution agreement.

We have financed and plan to continue to finance the purchase of hotel properties with proceeds from the Offering and loans obtained from third-party lenders and Legendary A-1 Bonds, LLC, an affiliate of the Advisor. We expect to use moderate leverage to enhance the total cash flow to our stockholders. We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties; however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of our board of directors. As of December 31, 2024, our aggregate loan-to-value ratio, based on the aggregate purchase price of the hotel properties, was approximately 58%. We seek to obtain financing on the most favorable terms available. Loans are expected to be nonrecourse and will be secured by the applicable hotel property. In some cases, however, we have been, and in the future may be, required to enter into guarantees for the loans for certain non-recourse carve-outs.

We have obtained and may in the future obtain lines of credit or other financings, secured by one or more of the hotel properties, to provide financing for acquisitions, to fund property improvements and other capital expenditures, to make distributions, and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2024, we had a $5.0 million line of credit with Western Bank, a $20.0 million line of credit with Legendary A-1 Bonds, LLC to provide immediate capital to fund acquisitions of the hotel properties and a $0.6 million dollar Line of Credit with NHS. As of December 31, 2023, we had a $5.0 million line of credit with Western Bank and a $13.5 million line of credit with Legendary A-1 Bonds, LLC to provide immediate capital to fund acquisitions of the hotel properties. As of December 31, 2024, we had $19.0 million outstanding on the lines of credit. As of December 31, 2023, we had $18.4 million outstanding on the line of credit.

As of December 31, 2024 and 2023, we had $174.3 million and $180.2 million, respectively, in outstanding mortgage debt secured by eighteen and nineteen hotel properties, respectively, with maturity dates ranging from September 2024 to April 2029 and fixed and variable interest rates ranging from 3.70% to 14.5%. As of December 31, 2024 and 2023, the weighted-average interest rate was 7.48% and 6.24% respectively. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt” for additional details.

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

As of December 31, 2024, we owned a portfolio of eighteen hotel properties, including the equity and profits interest in the parent of the entity which holds a leasehold interest in the El Paso University Property. We have no plans to acquire assets other than hotel properties, which limits the diversification of the type of properties we own. If we do not raise substantial funds in our securities offerings, we will be limited in the number and type of investments we and the Operating Partnership may make, which will result in a less diversified portfolio. We may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to experience more volatility due to the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase, which may limit our ability to pay distributions to our stockholders. A limited number of hotel properties may place a substantial portion of the funds invested in the same geographical location with the same property-related risks. In that case, the decline in a particular real estate market could substantially and adversely impact us. In the event of an economic recession affecting the economies of the areas in which the hotel properties are located, a decline in real estate values in general or the occurrence of any one of many other adverse circumstances, our financial performance could be materially and adversely affected.

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

Despite the filing of this annual report on Form 10-K, we face a continuing risk that the SEC will initiate an administrative proceeding to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to timely file our annual reports on Form 10-K and our quarterly reports on Form 10-Q. There may be continued concern on the part of investors and employees about our financial condition and extended filing delay status, which may result in the loss of business opportunities, limitations on our ability to raise capital, and general reputational harm. Any of the foregoing could materially adversely affect our business, results of operations and financial condition.

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

Our existing hotel properties are, and we expect future hotel properties will be, subject to franchise agreements, and we may become subject to the risks that result from concentrating the hotel properties in one or several hotel franchise brands. Our hotel operators will need to comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which the hotel properties will operate. Pursuant to certain franchise agreements, certain upgrades are required every few years, and franchisors may also impose upgraded or new brand standards, which can add substantial expense for the affected hotel properties. The franchisors also may require us to make certain capital improvements to maintain the hotel properties in accordance with system standards, the cost of which can be substantial and may reduce cash available for distribution to our stockholders. Planned capital expenditures and upgrades may cost more and take longer to complete than expected as a result of increasing labor costs and shortages and other price inflation and shortages of materials due to supply chain challenges and adverse impacts of various political policies, including tariffs and immigration.

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

We may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from other sources, including debt financing and proceeds from our Offering. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations. Distributions we paid through December 31, 2024 have been paid from proceeds from our Offering, and we expect that future distributions we may pay will not be made solely from our cash flow from operations. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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

The Advisory Agreement may result in a conflict of interest between the Advisor and our stockholders due to the Advisor’s receipt of certain incentive and management fees related to operating the Company. For example, the Advisor may earn increased management fees if a hotel property is retained, but it may be advantageous for our stockholders for such hotel property to be sold and the proceeds distributed. In addition, certain incentive fees are payable to the Advisor upon the sale or acquisition of a hotel property. This could incentivize the Advisor to acquire or dispose of hotel properties in instances where such acquisitions or dispositions are not in the best interests of our stockholders. Furthermore, NHS, the company which provides certain due diligence services related to property acquisitions and a lender under one of our loans, is an affiliate of Norman H. Leslie who is an officer of the Company and the Advisor. In addition, One Rep, the construction management company which provides construction oversight, project management and other related services, is owned by Corey Maple, Norman H. Leslie and David Ekman. In addition, A-1 Bonds a lender under one of our lines of credit and several loans secured by certain of our hotel properties, is an affiliate of Norman H. Leslie and Corey Maple. These relationships may be determined to cause conflicts of interest among the affected parties.

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

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions and political policies, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of the hotel properties and therefore, the net operating profits of our TRS Lessees. A substantial part of our business strategy is based on the anticipation that the lodging markets will experience improving economic fundamentals in the future. We cannot predict the extent to which the lodging industry will improve. In the event conditions in the industry do not improve, or if they deteriorate, our ability to execute our business strategy would be adversely affected, which could adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.

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

Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas, with such supply issues increasing to historical levels in 2024 and 2023. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business. Additionally, competition for qualified employees has required us to pay meaningfully higher wages to attract employees, and continued tightness in labor markets could result in continued escalation of labor costs.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (now a division of First Citizens Bank) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, which has been followed by the collapse of Signature Bank, Silvergate Capital Corp. and First Republic Bank. Other than one account at Signature Bank for one of our hotel properties, we do not currently have direct exposure to these financial institutions. If a depository institution in which we deposit funds is adversely impacted from conditions in the financial or credit markets or otherwise, it could impact access to our cash or cash equivalents and could adversely impact our financial condition. Our cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2024. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties' ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

We have obtained, and expect in the future to obtain, loans to acquire the hotel properties and thus, the hotel properties will be leveraged. We may also obtain mortgage debt on hotel properties that we already own in order to obtain funds to acquire additional hotel properties, to fund property improvements and other capital expenditures, to make distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of our board of directors. As of December 31, 2024, our aggregate loan-to-value ratio, based on the aggregate purchase price of the hotel properties, was approximately 57%. No assurance can be given that future cash flow will be sufficient to make the debt service payments on any loans and to cover all operating expenses. If the hotel properties’ revenues are insufficient to pay debt service and operating costs, we may be required to seek additional working capital. There can be no assurance that such additional funds will be available. In the event additional funds are not available, the lenders may foreclose on the hotel properties and our stockholders could lose their investment. In addition, the degree to which we are leveraged could have an adverse impact on us, including (i) increased vulnerability to adverse general economic and market conditions, (ii) impaired ability to expand and to respond to increased competition, (iii) impaired ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes and (iv) requiring that a significant portion of cash provided by operating activities be used for the payment of debt obligations, thereby reducing funds available for distributions, operations and future business opportunities.

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

As of the date of this filing, we had a total of $39.9 million of variable rate notes payable, including our existing line of credit with Western State Bank, and it is anticipated that the loans we obtain in the future may have variable interest rates. Any increase in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. An increase in interest rates could also affect our ability to refinance or extend existing financing on favorable terms, or at all. Lenders of several loans that we have refinanced or extended recently have required higher interest rates that the original loans. Given the challenges affecting the U.S. real estate industry and the elevated interest rate environment, in order to refinance or extend loans, we expect our interest expense to increase in the future as a result of recent extensions and as we continue to refinance our maturing debt. In the event that the interest rate on any loan increases significantly, we may not have sufficient funds to pay the required interest payments. In such event, the continued ownership of the applicable hotel property may be threatened. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times or on terms that may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.

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

Rent paid by a lessee that is a “related party tenant” of a REIT will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of the hotel properties to our TRS Lessees. A TRS Lessee will not be treated as a “related party tenant,” and will not be treated as directly operating the hotel properties to the extent the hotel properties are operated by an “eligible independent contractor.” If our hotel property operators do not qualify as “eligible independent contractors,” we would not qualify as a REIT. Each of the management companies that enters into a management agreement with our TRS Lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS Lessees to be qualifying income for our REIT income test requirements. In order to qualify as an eligible independent contractor, an operator must not own more than 35% of our outstanding shares (by value). In addition, if the operator is a corporation, not more than 35% of the total combined voting power of whose stock (or 35% of the total shares of all classes of whose stock), or, if the operator is not a corporation, not more than 35% of the interest in whose assets or net profits is owned, directly or indirectly, by one or more persons owning 35% or more of our shares of common stock. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares of common stock by our hotel property operators and their owners, there can be no assurance that these ownership levels will not be exceeded.

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

The tax laws or regulations governing REITs or the administrative interpretations thereof may be amended at any time. We cannot predict if or when any new or amended law, regulation, or administrative interpretation will be adopted, promulgated, or become effective, and an such change may apply retroactively. Because the IRS, the U.S. Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time. We anticipate that legislative and regulatory changes, including tax reform, may be likely in the 119th Congress, which convened in January 2025. There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or the tax impact to a stockholder of an investment in our common stock. Stockholders are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

Hotel Properties

As of December 31, 2024, we consolidated eighteen hotel properties, consisting of seventeen hotels properties owned by us and an equity and profits interest in the parent of the entity which holds as leasehold interest in one hotel property. The following table provides summary information regarding the hotel properties owned by us as of December 31, 2024:

				Number
			Date	of Guest	Purchase	Transaction	Total	%
Hotel	Property Type	Location	Purchased	Rooms	Price	Costs	Purchase Price	Interest
Holiday Inn Express (the “Cedar Rapids Property)	Limited-Service	Cedar Rapids, IA	November 30, 2018	83	$7,700,000	$158,333	$7,858,333	100%
Hampton Inn (the “Eagan Property”)	Limited-Service	Eagan, MN	June 19, 2019	122	13,950,000	278,333	14,228,333	100%
Home2 Suites (the “Prattville Property”)	Extended-Stay	Prattville, AL	July 11, 2019	90	14,750,000	356,014	15,106,014	100%
Home2 Suites (the “Lubbock Home2 Property”)	Extended-Stay	Lubbock, TX	December 30, 2019	100	14,150,000	284,776	14,434,776	100%
Fairfield Inn & Suites (the "Lubbock Property")	Limited-Service	Lubbock, TX	January 8, 2020	101	15,150,000	496,431	15,646,431	100%
Homewood Suites (the "Southaven Property")	Extended-Stay	Southaven, MS	February 21, 2020	99	20,500,000	445,090	20,945,090	100%
Courtyard by Marriott (the "Aurora Property")	Select-Service	Aurora, CO	February 4, 2021	141	23,610,000	458,129	24,068,129	100%
Holiday Inn (the "El Paso HI Property")	Select-Service	El Paso, TX	May 12, 2021	175	10,300,000	361,019	10,661,019	100%
Hilton Garden Inn (the "Houston Property")	Select-Service	Houston, TX	August 3, 2021	182	19,910,000	918,353	20,828,353	100%
Sheraton Hotel (the "Northbrook Property")	Full-Service	Northbrook, IL	December 3, 2021	160	11,400,000	340,005	11,740,005	100%
Hampton Inn & Suites (the “Fargo Property”)	Limited-Service	Fargo, ND	January 18, 2022	90	11,440,000	302,222	11,742,222	100%
Courtyard by Marriott (the "El Paso Airport Property")	Select-Service	El Paso, TX	February 8, 2022	90	15,120,000	333,234	15,453,234	100%
Fairfield Inn & Suites (the "Lakewood Property")	Limited-Service	Lakewood, CO	March 29, 2022	142	18,800,000	862,117	19,662,117	100%
Residence Inn (the "Fort Collins Property")	Extended-Stay	Fort Collins, CO	August 3, 2022	113	15,800,000	546,009	16,346,009	100%
Hilton Garden Inn (the "Pineville HGI Property")	Select-Service	Pineville, NC	August 25, 2022	113	10,930,000	347,149	11,277,149	100%
Hilton Garden Inn (the "Charlotte Property")	Select-Service	Charlotte, NC	August 25, 2022	112	15,440,000	416,387	15,856,387	100%
Holiday Inn Express (the "Wichita Property")	Limited-Service	Wichita, KS	December 22, 2022	84	7,400,000	234,310	7,634,310	100%
				1,997	$246,350,000	$7,137,911	$253,487,911

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

Management Agreements

NHS Agreement

As of December 31, 2024, nine of our hotel properties were subject to management agreements with NHS with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. On February 10, 2025, we terminated the management agreements with NHS and entered into new agreements with Hotel Equities Group, LLP (“Hotel Equities”). See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events”.

Vista Host Agreement

As of December 31, 2024, our Southaven Property was subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21, 2025. The agreement automatically renews for two (2) successive five-year periods unless terminated earlier in accordance with its terms.

Aimbridge Agreement

As of December 31, 2024, each of our Houston Property, El Paso Airport Property and El Paso University Property was subject to a management agreement with Interstate Management Company, LLC (“Aimbridge”). The Aimbridge agreement for the Houston Property had an initial term expiring on August 3, 2024 and automatically renewed for additional successive terms of one year each unless terminated earlier in accordance with its terms. The Aimbridge agreement for the El Paso Airport Property and the El Paso University Property has an initial term expiring on February 8, 2027 and August 10, 2027, respectively, both of which will automatically renew for one (1) year periods unless terminated earlier in accordance with its terms.

KAJ Agreement

As of December 31, 2024, each of the Fargo Property and the Wichita Property was subject to a management agreement with KAJ Hospitality Inc. (“KAJ”), each with an initial term expiring January 18, 2027 and December 22, 2027, respectively, both of which automatically renews for successive one-year periods, unless terminated in accordance with its terms.

Raines Agreement

As of December 31, 2024, the Charlotte Property and the Pineville HGI Property were each subject to a management agreement with Raines Hospitality, Inc. (“Raines”), both with an initial term expiring on August 25, 2025 and both of which automatically renews for successive three-year periods, unless terminated in accordance with its terms.

Franchise Agreements

As of December 31, 2024, all of our hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, we pay a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. We paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

Item 3. Legal Proceedings.

We may from time to time be a party to legal proceedings which arise in the ordinary course of our business. See Note 12 “Commitments and Contingencies” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for a discussion of legal proceedings and governmental authority inquiries that were ongoing during the year ended December 31, 2024. Management is not aware of any current or pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such legal proceedings contemplated by governmental authorities.

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

Stockholder Information

As of the date of this filing, we had 10,300,567 shares of our common stock outstanding, held by a total of 1,359 stockholders.

Distribution Information

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing.

Distributions declared, distributions paid, and net cash flow used in operations during 2024 and 2023, aggregated by quarter, are as follows:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279	$(797,789)
Second Quarter 2024	1,181,705	0.113	820,706	176,589	997,295	2,025,385
Third Quarter 2024	876,877	0.083	1,192,192	193,549	1,385,741	(813,219)
Fourth Quarter 2024	—	—	(1,162)	1,162	(0)	(1,983,176)
	$2,364,648	$0.225	$2,914,797	$480,518	$3,395,315	$(1,568,799)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2023	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$264,655
Second Quarter 2023	1,794,077	0.175	1,317,166	384,772	1,701,938	3,484,371
Third Quarter 2023	1,816,105	0.175	1,344,743	381,033	1,725,776	2,155,873
Fourth Quarter 2023	1,826,402	0.175	1,433,319	335,912	1,769,231	(2,345,442)
	$7,216,430	$0.700	$5,520,030	$1,497,537	$7,017,567	$3,559,457
(1)	Distributions for the period from January 1, 2023 through December 31, 2023 were payable to each stockholder as 100% in cash on a monthly basis. No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through August 31, 2024 were payable to each stockholder as 100% in cash. No distributions were declared for the period of September 1, 2024 through December 31, 2024
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2023 through December 31, 2023 were paid on a monthly basis. In general, distributions for all record dates of a given month during such period are paid on or about the tenth day of the following month. No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through August 31 2024. No distributions were declared for the period of September 1, 2024 through December 31, 2024

For the year ended December 31, 2024, we paid aggregate distributions of $3.4 million, including $2.9 million of distributions paid in cash and $0.5 million of distributions reinvested through our dividend reinvestment plan. For the year ended December 31, 2023, we paid aggregate distributions of $7.0 million, including $5.5 million of distributions paid in cash and $1.5 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the years ended December 31, 2024 and 2023, was $29.9 million and $13.4 million, respectively. Net cash flows provided by or used in operations for the years ended December 31, 2024 and 2023, were $1.5 million used in operations and $3.6 million provided by operations, respectively. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

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

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are currently offering the shares in the private offering at an offering price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an offering price of $10.04 per share. During the year ended December 31, 2024, we sold 8,069 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $0.1 million, in addition to 47,738 shares issued pursuant to our dividend reinvestment plan. During the year ended December 31, 2024, aggregate selling commissions of $1,101 and marketing and diligence allowances and other wholesale selling costs and expenses of $1.6 million were paid in connection with the private offering. During the year ended December 31, 2023, we sold 199,071 shares of common stock in the private offering, resulting in gross offering proceeds of approximately $2.0 million, including 149,135 shares issued pursuant to our dividend reinvestment plan. During the year ended December 31, 2023, aggregate selling commissions of $0.1 million and marketing and diligence allowances and other wholesale selling costs and expenses of $1.3 million were paid in connection with the private offering.

GO II Units Offering

On April 7, 2023, the Operating Partnership commenced a private placement offering of its Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO II LP Units (a “Series GO II Limited Partner”) will have the right to exchange its Series GO II LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange; provided, however, that until such time as the Series GO II LP Units have been allocated Net Income (including book-up income) such that their positive Capital Account balance is equal to the net asset value of the Company’s shares of common stock (the “Share NAV”), the exchange right will be limited and the Series GO II Limited Partners will only be entitled to receive a pro rata portion of a REIT Share equal to the positive Capital Account balance of the Series GO II LP Unit divided by the Share NAV. The exchange right is not available until all of the following have occurred (the “Exchange Date”): (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO II Limited Partner has held its Series GO II LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the year ended December 31, 2024, the Operating Partnership issued 377,548 Series GO II LP Units. During the year ended December 31, 2024, aggregate selling commissions were $47,570 and marketing and diligence allowances and other wholesale selling costs and expenses of $9,168 were paid in connection with the GO II Unit Offering. During the year ended December 31, 2023, the Operating Partnership issued 129,787 Series GO II LP Units. During the year ended December 31, 2023, aggregate selling commissions were $3,370 and marketing and diligence allowances and other wholesale selling costs and expenses of $6,345 were paid in connection with the GO II Unit Offering. As of December 31, 2024, the Operating Partnership had issued and sold 507,335 Series GO II LP Units and received gross aggregate proceeds of $3.8 million.

Series P Preferred Units

On December 24, 2024, the Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit to accredited investors only, pursuant to a confidential private placement memorandum. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Rule 506(c) of Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however, all purchasers in the offering must be accredited investors and the Operating Partnership must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued interest on the Fort Collins Loans and the Courtyard Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. As of December 31, 2024, the Operating Partnership has issued and sold 35 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $0.4 million as of the date of this filing.

Series A Preferred Units

On December 24, 2024, the Operating Partnership issued 4,067,659 Series A Preferred Units of the Operating Partnership to  Access Point Financial, LLC in exchange for all of the remaining $4.6 million of unpaid principal and interest on the Sheraton Northbrook Loan as of December 24, 2024, pursuant to the terms of a loan contribution agreement between the Operating Partnership and the lender. The Series A Preferred Units were issued in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were sold to an “accredited investor,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan, we will repurchase shares within 21 days following the end of a calendar quarter. During the year ended December 31, 2024, we repurchased no shares of our common stock. During the year ended December 31, 2024, there were unfulfilled repurchase requests of $3.6 million.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2024	—	$—	(1)
February 2024	—	$—	(1)
March 2024	—	$—	(1)
Total	—
April 2024	—	$—	(1)
May 2024	—	$—	(1)
June 2024	—	$—	(1)
Total	—
July 2024	—	$—	(1)
August 2024	—	$—	(1)
September 2024	—	$—	(1)
Total	—
October 2024	—	$—	(1)
November 2024	—	$—	(1)
December 2024	—	$—	(1)
Total	—
Year Ended December 31, 2024	—

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

The above table is on a cash basis, but we record our shares repurchased, as described below, on an accrual basis. During the years ended December 31, 2024 and 2023, we repurchased no shares of our common stock. Based on the repurchase limits described above, as of December 31, 2024 we had $1,466,850 available for eligible repurchases during 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A discussion regarding our financial condition and results of operations for year-end 2023 compared to year-end 2022 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on December 17, 2024 (“2023 Form 10-K”)

As used herein, the terms “we,” “our,” “us” and “the Company” refer to Lodging Fund REIT III, Inc., a Maryland corporation, Lodging Fund REIT III OP, LP, a Delaware limited partnership, which we refer to as the “Operating Partnership,” Lodging Fund REIT III TRS, Inc., a Delaware corporation, which we refer to as the “Master TRS” and their subsidiaries, except where the context otherwise requires. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto.

Overview

We were formed on April 9, 2018 as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of hotel properties (the “Projects”) located primarily in America’s Heartland, which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2018. We conduct substantially all of our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to an advisory agreement, as amended, under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of any loans, and is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. Through February 2025, we have engaged National Hospitality Services (“NHS”) to manage nine of the Projects acquired to date; on February 10, 2025, the Company terminated the contract with NHS and entered into hotel management agreements with Hotel Equities Group, LLC, a third-party property management agency. We have engaged other third-party property management companies with the oversight and property management of the remaining nine properties within the portfolio. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of the Sponsor, an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services.

We have invested and continue to invest primarily in 80 to 200 room limited service, select-service, full-service and extended stay hotel properties with strong mid-market brands in America’s Heartland. As of December 31, 2024, we consolidated 18 hotel properties, consisting of 17 hotel properties owned by us and an equity and profits interest in the parent of the entity which holds the leasehold interest in one hotel property, with an aggregate of 2,150 rooms located in 10 states. See Part I, Item 1, “Business” of this Annual Report on Form 10-K for more details on our investment objectives and strategy.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

We are currently conducting an offering (the “Offering”) of up to $150,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 and will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. As of December 31, 2024, the Company had issued and sold 10,298,999 shares of common stock, including 1,215,332 shares attributable to our DRIP, and received aggregate proceeds of $100.7 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $84.9 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. During the year ended December 31, 2024, we repurchased no shares of our common stock. No public market exists for the shares of our common stock, and none is expected to develop.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of December 31, 2024, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

The Operating Partnership may issue Series T LP Units or Common LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon a Termination Event as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, Property Improvement Plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance Series T LP Units. As of December 31, 2024, the Company had issued an aggregate of 5,073,506 Series T LP Units and 612,100 Common LP Units in connection with such property contributions.

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2024, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit, at the time of issuance, in connection with property contributions.

On April 7, 2023, the Operating Partnership commenced a private offering of the Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of the Company as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. As of December 31, 2024, the Operating Partnership had issued and sold 507,335 Series GO II LP Units and received gross aggregate proceeds of $3.8 million.

On December 24, 2024, the Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating

Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued interest on the Fort Collins Loans and the Courtyard Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. As of December 31, 2024, the Operating Partnership has issued and sold 35 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $0.4 million as of the date of this filing.

On December 24, 2024, the Operating Partnership entered into an amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership to establish the terms of a new limited partner unit designated as Series A Preferred Units. Concurrently, the Company entered a loan contribution agreement (the “Contribution Agreement”) to restructure four of its loans with Access Point Financial, LLC (the “Access Point Lender”) – 1) the mortgage loan secured by the Sheraton – Northbrook (“Sheraton Northbrook Loan”) with unpaid principal balance of approximately $4.0 million, 2) the loans secured by the Residence Inn - Fort Collins Loan (“Fort Collins Loans”) with collective unpaid principal balance of approximately $13.0 million, 3) the mortgage loan secured by the Courtyard by Marriott – Aurora (“Courtyard Aurora Loan”) with unpaid principal balance of approximately $14.9 million. With respect to the Sheraton Northbrook Loan, the Access Point Lender received 4,067,659 Series A Preferred Units in exchange for all of the remaining unpaid principal and interest on the Sheraton Northbrook Loan. With respect to the Fort Collins Loans and the Courtyard Aurora Loan, the Company is required to refinance each such loan within 90 days of the date of the Contribution Agreement, and to the extent there is remaining unpaid principal and interest on such loans after such refinancing, the Operating Partnership is required to enter into a contribution agreement with the Access Point Lender through which the Access Point Lender will receive Series A Preferred Units in exchange for all of such remaining unpaid principal and interest.

Significant 2024 Events

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

No Acquisitions

During the year ended December 31, 2024, we acquired no hotel properties.

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

On August 28, 2023, the Advisor and Mr. Maple, without admitting or denying the findings, agreed to an administrative cease-and-desist order relating to Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended. A copy of the order can be found on the SEC’s website at https://www.sec.gov/files/litigation/admin/2023/33-11227.pdf. As part of the settlement, the Advisor paid disgorgement of $463,900, prejudgment interest of $85,432 and a civil monetary penalty of $225,000 and Mr. Maple paid a civil monetary penalty of $100,000. Additionally, the Advisor has undertaken to (a) retain a qualified independent consultant acceptable to the SEC, at the Advisor’s expense, within 60 days of the date of entry of the order to review the Advisor’s policies, procedures and controls regarding the proper allocation of expenses between the Advisor and the Company as provided in the order, (b) require the consultant to submit a report to the Advisor and the SEC staff within 120 days of the entry of the order with its findings and any recommendations for changes or improvements, and (c) adopt, implement and maintain all policies, procedures and practices recommended by the consultant’s report within 120 days of receiving the report from the consultant. As of the date of this filing, each of these actions has been taken by the Advisor and Mr. Maple, as applicable, in accordance with the terms of the SEC order.

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

No Acquisitions

During the year ended December 31, 2023, we acquired no hotel properties.

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

We are dependent upon the net proceeds from our Offering and offerings of our Operating Partnership to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. We had also used the net proceeds from the GO Unit Offering to conduct our operations. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering, GO II Unit Offering and Series P Preferred Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2024, we had raised approximately $100.7 million in gross offering proceeds from the sale of shares of our common stock in the Offering, approximately $21.5 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering, approximately $3.8 million in gross offering proceeds from the sale of the Series GO II LP Units in our GO II Unit Offering and approximately $0.4 million in gross offering proceeds from the sale of the Series P Preferred Units in our Series P Preferred Unit Offering. If we are unable to raise substantial funds in the Offering and the Operating Partnership offerings, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of December 31, 2024, we consolidated eighteen hotel properties, consisting of seventeen hotel properties owned by us and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for all but one of the properties acquired in 2022 and the equity and profits interest acquired in 2022, the issuance of Series T LP Units to the contributor as part of the consideration. Operating cash needs during the year ended December 31, 2024 were met through cash flow generated by these real estate investments and with proceeds from our Offering, the GO Unit Offering, the GO II Unit Offering, and the Series P Preferred Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%, however, there can be no assurance that we will achieve this ratio. We target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of December 31, 2024, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 58%.

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

As of December 31, 2024, NHS earns a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties for which it serves as the property manager, in an amount up to 4% of gross revenue. NHS may also earn a monthly accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. We reimburse NHS for certain costs of operating the hotel properties incurred on our behalf. All reimbursements are paid to NHS at cost. NHS also earns a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received from sellers or contributors during the period of due diligence. Such fee is waived if, upon acquisition by us, NHS is selected as the management company for the hotel property. NHS is also reimbursed for actual out-of-pocket costs incurred in providing the due diligence services. As of December 31, 2024, NHS served as property manager for nine of our hotel properties. On February 10, 2025, we terminated the management agreements with NHS and entered into new agreements with Hotel Equities Group, LLP (“Hotel Equities”). See “ – Subsequent Events”.

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

The franchise agreements for certain of our hotels require that we provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of December 31, 2024, we set aside $6.0 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $4.4 million on capital improvements at our operating hotels during the year ended December 31, 2024.

Debt

Mortgage Debt

At December 31, 2024 and December 31, 2023, our mortgage debt obligations consists of the following:

			Outstanding	Outstanding
			Balance as of	Balance as of
	Interest	Maturity	December 31,	December 31,
Hotel Property	Rate	Date	2024	2023
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,619,577	$5,698,543
Hampton Inn & Suites - Pineville(2)	—	—	—	8,368,135
Hampton Inn - Eagan(1)	7.60%	1/1/2025	8,672,347	8,839,737
Home2 Suites - Prattville	7.63%	11/4/2029	9,164,964	8,984,688
Home2 Suites - Lubbock	4.69%	10/6/2026	6,851,578	7,103,138
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,639,616	8,809,051
Homewood Suites - Southaven	7.77%	12/6/2029	18,000,000	12,658,773
Courtyard by Marriott - Aurora(3)(4)	11.31%	2/5/2025(7)	14,935,816	15,000,000
Holiday Inn - El Paso(4)(5)	9.00%	11/15/2024(8)	7,600,000	7,600,000
Hilton Garden Inn - Houston(6)	3.85%	9/2/2026	13,484,482	13,852,705
Sheraton - Northbrook	—	—	—	4,026,202
Hampton Inn - Fargo	7.00%	3/1/2027	6,966,110	7,095,283
Courtyard by Marriott - El Paso(7)(14)	6.01%	5/13/2027	9,800,349	9,975,072
Fairfield Inn & Suites - Lakewood(4)(8)	11.65%	10/5/2025	12,000,000	13,845,000
Fairfield Inn & Suites - Lakewood - A-1	14.50%	3/27/2026	4,896,801	—
Residence Inn - Fort Collins(9)(10)	10.58%	5/4/2025	11,200,000	11,200,000
Residence Inn - Fort Collins - CapEx(9)(11)	12.86%	5/4/2025	1,806,143	1,875,000
Residence Inn - Fort Collins - A-1(9)(12)	7.00%	8/2/2028	501,465	501,465
Hilton Garden Inn - El Paso	4.94%	8/6/2025	12,033,256	12,341,759
Hilton Garden Inn - Pineville(13)(14)	—	—	—	7,020,000
Hilton Garden Inn - Charlotte(13)(14)	—	—	—	9,805,000
Holiday Inn Express - Wichita(7)	6.41%	12/21/2027	5,589,430	5,642,000
Total Mortgage Debt			157,761,934	180,241,551
Premium on assumed debt, net			234,911	203,135
Deferred financing costs, net			(1,639,867)	(2,574,861)
Net Mortgage			$156,356,978	$177,869,825

(1)	On February 26, 2025, the Cedar Rapids Property and Eagan Property loans were extended to March 31, 2025 along with a new interest rate of 9.50%. The Company and the lender are working to finalize an extension of these loans as of the date of this filing. See Note 14 “Subsequent Events.”
(2)	On July 23, 2024, the Hampton Inn & Suites Pineville was sold and the loan was repaid on the closing date.
(3)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%. The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(4)	Loan is interest-only until maturity.
(5)	On January 16, 2025, the maturity date was extended to April 15, 2025 along with a new interest rate of 12.00%. See Note 14 “Subsequent Events.”
(6)	Loan is interest-only for the first 24 months after origination.
(7)	Loan is interest-only for the first 18 months after origination.
(8)	Variable interest rate equal to SOFR Index plus 7.00%.
(9)	On April 18, 2023, Tranche 1 and Tranche 2 were repaid in full and refinanced with a new loan secured by the Fort Collins Property.
(10)	Variable interest rate equal to SOFR Index plus 6.25%.
(11)	Variable interest rate equal to SOFR Index plus 7.50%.
(12)	Tranche 3’s maturity date is August 2, 2028.Loan is interest-only through February 25, 2024.
(13)	On December 2, 2024, the Company entered into two purchase agreements for the Pineville HGI Property and the Charlotte Property and both assets were classified as assets held for sale. See Note 3 “Investment in Hotel Properties”

(14)	On March 27, 2025, the lender of the El Paso Courtyard Property, Pineville HGI Property, and Charlotte Property sold the loan to a new lender. See Note 14 “Subsequent Events.”

As of December 31, 2024, we were not in compliance with the required financial covenants under the terms of its promissory note for the Cedar Rapids Property, Eagan Property, Pineville HGI Property, and Wichita Property. However, we have continued to meet all debt obligations with the respective lenders other than as described under “—Subsequent Events – Mortgage Loan Modifications” below.

Lines of Credit

Line of Credit – Western State Bank

On February 10, 2020, we entered into a line of credit with Western State Bank (“Western Line of Credit”) with a $5.0 million credit limit and an interest rate equal to the U.S. Prime Rate, plus 0.50% (8.50 % as of December 31, 2024 and 9.50% as of December 31, 2023). Throughout 2021 and 2022, the Company amended the Western Line of Credit whereby the maturity was extended to April 15, 2023 and established a rate floor of 4.00%. Further the Western Line of Credit is secured by the Company’s Hampton Inn hotel property in Eagan, Minnesota, the Company’s Holiday Inn Express hotel property in Cedar Rapids, Iowa, the Company’s Hampton Inn hotel property in Fargo, North Dakota and limited partnership units of the Operating Partnership.

During 2023, the Company amended the Western Line of Credit several times which added an additional 200,000 limited partnership units of the Operating Partnership as collateral for the loan, for a total of 300,000 limited partnership units, extended the maturity date of the Western Line of Credit to November 15, 2023, and reduced the maximum credit to $4.67 million and required the Operating Partnership to pay Western State Bank a principal curtailment of $0.3 million. On December 27, 2023, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from November 15, 2023 to April 30, 2024 and increased the interest rate to U.S. Prime Rate, plus 1.00%, with a rate floor of 8.25%. On May 10, 2024, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from April 30, 2024 to June 5, 2024. In addition, the Operating Partnership was required to make a principal payment in the amount of $250,000. The interest rate as of December 31, 2024 was 8.50%. The Company and Western State Bank are working to finalize an extension of the Western Line of Credit as of the date of this filing, however, there can be no assurance that an extension will be granted.

The Company and Western State Bank are working to finalize an extension of the Western Line of Credit as of the date of this filing, however there can be no assurance that an extension will be granted.

The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of December 31, 2024 and, 2023, there was a $4.2 million and $4.7 million balance outstanding on the Western Line of Credit, respectively.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (“A-1 Bonds”), which is an affiliate of the Advisor which is owned by Norman Leslie, a director and officer of the Company and principal of the Advisor and Corey Maple, a director of the Company and principal of the Advisor. The A-1 Revolving Line of Credit requires monthly payments of interest only, with all outstanding principal and interest amounts being due and payable at maturity. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty.

During 2023, the A-1 Revolving Line of Credit was amended twice to increase the line of credit to $13.3 million, to increase the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to

1,330,000 unissued Common LP Units and extend the maturity date to December 31, 2023. At December 31, 2023, the A-1 Revolving Line of Credit had a fixed interest rate of 7.00% per annum.

On December 20, 2024, the Operating Partnership, the Company and A-1 Bonds amended the A-1 Line of Credit to extend the maturity date to December 31, 2027, increase the interest rate to 17.5% per annum, increase the A-1 Line of Credit to $20.0 million and increase the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 2,000,000 unissued Common LP Units.

As of December 31, 2024 and 2023, there was $14.3 million and $13.2 million balance outstanding on the A-1 Line of Credit, respectively.

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

As of both December 31, 2024 and 2023, there was a $600,000 balance outstanding on the NHS Loan.

Mortgage Debt

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

Southaven Refinance

On December 6, 2024, the subsidiaries of the Operating Partnership (the “New Southaven Borrower”) entered into a new $18.0 million loan (the “New Southaven Loan”) with UBS AG. (the “New Southaven Lender”) secured by the Southaven Property. The New Southaven Loan is evidenced by a promissory note and has a fixed interest rate that is equal to the five-year United States Treasury rate plus 3.58%, resulting in an interest rate of 7.77%. The maturity date of the New Southaven Loan is December 6, 2029. The New Southaven Loan requires monthly interest-only payments for the life of the loan, with the outstanding principal balance due at maturity. Prepayment is not permitted during the first year of the New Southaven Loan, but prepayment is permissible with certain stipulations laid out in the loan agreement.

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

Northbrook, Fort Collins and Aurora Contribution Agreement

On December 24, 2024, the Company entered a loan contribution agreement (the “Contribution Agreement”) to restructure four of its loans with Access Point Financial, LLC (the “Access Point Lender”) – 1) the mortgage loan secured by the Sheraton – Northbrook (“Sheraton Northbrook Loan”) with unpaid principal balance of approximately $4.0 million, 2) the loans secured by the Residence Inn - Fort Collins Loan (“Fort Collins Loans”) with collective unpaid principal balance of approximately $13.0 million, 3) the mortgage loan secured by the Courtyard by Marriott – Aurora (“Courtyard Aurora Loan”) with unpaid principal balance of approximately $14.9 million. With respect to the Sheraton Northbrook Loan, the

Access Point Lender received 4,067,659 Series A Preferred Units in exchange for all of the remaining unpaid principal and interest on the Sheraton Northbrook Loan. With respect to the Fort Collins Loans and the Courtyard Aurora Loan, the Company is required to refinance each such loan within 90 days of the date of the Contribution Agreement, and to the extent there is remaining unpaid principal and interest on such loans after such refinancing, the Operating Partnership is required to enter into a contribution agreement with the Access Point Lender through which the Access Point Lender will receive Series A Preferred Units in exchange for all of such remaining unpaid principal and interest

See “– Subsequent Events” below for a description of changes to mortgage debt occurring subsequent to December 31, 2024.

Loan Guarantees

As of December 31, 2024 and, we have accrued a total of $1.5 million and $1.2 million, respectively in guarantee payments due to certain affiliates of the Advisor that have provided personal guarantees on some of our debt obligations, which is included in accrued expense on the accompanying consolidated balance sheets.

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

Contracts for Purchase and Sale of Hotel Properties

Contribution Agreements

As of December 31, 2024, we had two properties under contract pursuant to Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreements entered into on April 15, 2024:

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

We terminated the Hampton Stow Contribution Agreement and the Staybridge Stow Contribution Agreement on March 1, 2025. The earnest money deposits were fully refunded to the Operating Partnership.

Agreement to Sell Pineville HGI Property and Charlotte Property

On December 2, 2024, we entered into two purchase and sale agreements for the Pineville HGI Property and the Charlotte Property. The agreements are subject to closing conditions. There can be no assurance we will complete any or all of these pending property dispositions on the contemplated terms, or at all. We recorded impairment losses of approximately $4.0 million in connection with the pending sales of the Pineville HGI Property and the Charlotte Property.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Years Ended December 31,
	2024	2023
Net cash (used in) provided by operating activities	$(1,568,799)	$3,559,457
Net cash provided by (used in) investing activities	4,480,111	(7,316,870)
Net cash used in financing activities	(5,493,799)	(224,539)
Net decrease in cash, cash equivalents and restricted cash	$(2,582,487)	$(3,981,952)

Cash Flows From Operating Activities

As of December 31, 2024, we owned seventeen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, and during the year ended December 31, 2024, net cash used in operating activities was $1.6 million. As of December 31, 2023, we owned eighteen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, and net cash provided by operating activities was $3.6 million. Our cash flows used in operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses, certain acquisition-related expenses, property management fees, and other working capital changes. See “– Results of Operations” below for further discussion of our operating results for the years ended December 31, 2024 and 2023.

Cash Flows From Investing Activities

Net cash provided by investing activities was $4.5 million for the year ended December 31, 2024, and primarily driven by $8.9 million in proceeds from the sale of the Pineville Property offset by $4.4 million used for the improvements and additions to hotel properties. Net cash used in investing activities was $7.3 million for the year ended December 31, 2023, and primarily used for the improvements and additions to hotel properties.

Cash Flows From Financing Activities

During the year ended December 31, 2024, net cash used in financing activities was $5.5 million and consisted primarily of the following:

●	$0.7 million of net cash provided by offering proceeds related to our Offering, including $2.9 million net cash related to the GO II Unit Offering, which was net of payments of commissions and other offering costs of $2.5 million;
●	$2.7 million of net cash used in debt financing as a result of proceeds from debt financing of $45.8 million and $5.5 million in draws on our line of credit, offset by principal payments on debt financing of $47.7 million, $5.0 million in payments on our line of credit and payments of financing costs of $1.5 million; and
●	$3.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.5 million.

During the year ended December 31, 2023, net cash used in financing activities was $0.2 million and consisted primarily of the following:

●	$1.5 million of net cash provided by offering proceeds related to our Offering, including $1.0 million net cash related to the GO II Unit Offering, which was net of payments of commissions and other offering costs of $1.4 million;
●	$6.3 million of net cash provided by debt financing as a result of proceeds from debt financing of $13.3 million and $6.8 million in draws on our line of credit, offset by principal payments on debt financing of $12.7 million, with $11.0 million related to the RIFC Property, $0.8 million in payments on our line of credit and payments of financing costs of $0.4 million; and
●	$7.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.5 million.

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

Our results of operations for the years ended December 31, 2024 and December 31, 2023 are not indicative of those expected in future periods. As of December 31, 2024 and 2023, we consolidated eighteen and nineteen properties, respectively, for a full 12-month operating cycle.

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

Comparison of the year ended December 31, 2024 versus the year ended December 31, 2023

Revenue

Room revenues totaled $69.5 million and $70.2 million for the years ended December 31, 2024 and December 31, 2023, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $4.8 million and $4.7 million for the years ended December 31, 2024 and December 31, 2023, respectively. Hotel occupancy, ADR, and RevPAR were 67.46%, $127.90, and $86.29, respectively, for the year ended December 31, 2024. Hotel occupancy, ADR, and RevPAR were 67.50%, $126.00, and $85.05, respectively, for the year ended December 31, 2023.

Property Operations Expenses

Property operations expenses remained generally unchanged at $35.8 million and $35.9 million for the years ended December 31, 2024 and December 31, 2023, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties.

General and Administrative Expenses

General and administrative expenses were $12.0 million and $10.5 million for the years ended December 31, 2024 and December 31, 2023, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The $1.5 million increase can be attributed to rising costs due to an inflationary environment.

Sales and Marketing Expenses

Sales and marketing expenses remained flat at $4.9 million for the years ended December 31, 2024 and December 31, 2023, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs.

Franchise Fees

Franchise fees remained generally unchanged at $6.5 million and $6.4 million for the years ended December 31, 2024 and December 31, 2023, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs.

Management Fees

Management fees were $5.1 million and $5.5 million for the years ended December 31, 2024 and December 31, 2023, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties.

Acquisition Expenses

Acquisition expenses were $34,353 and $1.3 million for the years ended December 31, 2024 and December 31, 2023, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that was not ultimately acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE. The decrease in acquisition expenses is primarily due to pending acquisitions that were terminated in 2023.

Depreciation and Amortization

Depreciation and amortization expense remained generally unchanged at $10.4 million and $10.2 million for the years ended December 31, 2024 and December 31, 2023, respectively.

Impairment Loss

Impairment loss was $4.0 million for the year ended December 31, 2024 in connection with the evaluation of Pineville HGI Property and Charlotte Property, both of which are concluded to be held for sale as of December 31, 2024. For the year ended December 31, 2023, there was no impairment loss.

Loss From Sale of Hotel Property

Loss from sale of hotel property was $4.6 million for the year ended December 31, 2024 resulting from the sale of the Pineville Property in July, 2024. For the year ended December 31, 2023, there was no property sales.

Other (Expense) Income, net

Other expense, net was $3.4 million and other income, net was $1.0 million for the years ended December 31, 2024 and December 31, 2023, respectively. The change was primarily due to a majority of the expense related to writing off uncompleted projects in 2024 compared to a gain recorded upon acquisition of the VIE in 2023.

Interest Expense

Interest expense was $17.5 million and $14.6 million for the years ended December 31, 2024 and December 31, 2023, respectively. The $2.9 million increase in interest expense was primarily due to amendments in the debt structure and an increase in interest rates due to inflation.

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

Acquisition of Hotel Properties

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

Impairment of Hotel Properties

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

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general and our expected use of the underlying hotel properties. The assumptions and estimates related to the future cash flows and the capitalization rates are complex and subjective in nature. Changes in economic and operating conditions that occur subsequent to a current impairment analysis and our ultimate use of the hotel property could impact the assumptions and result in future impairment losses to the hotel properties. We recorded a $4.0 million impairment charge for the year ended December 31, 2024 and no impairment charges for the year ended December 31, 2023.

Assessment of Variable Interest Entities

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

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Mortgage Loan Modifications

El Paso HI Property

On January 16, 2025, the Company modified the mortgage loan secured by the El Paso Holiday Inn, which increased the interest to 12.00% and extended the maturity date to May 31, 2025, provided certain conditions are met.

Cedar Rapids Property and Eagan Property

On February 26, 2025, the Company entered into a Change in Terms Agreement with Western State Bank to amend the existing loans secured by the Cedar Rapids Property and the Eagan Property to extend the maturity date of each loan to March 31, 2025 and to increase the interest rate of each loan to a fixed rate of 9.50%.

We and Western State Bank are working to finalize an extension of the loans secured by the Cedar Rapids Property and the Eagan property as of the date of this filing, however there can be no assurance that an extension will be granted.

Houston Property and Wichita Property

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

El Paso Airport Property, Charlotte Property and Pineville HGI Property

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

GO II Unit Offering

On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. The Operating Partnership has issued and sold 636,945 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $4.8 million as of the date of this filing.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on its assessment and the remediation efforts described below, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective based upon those criteria.

Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting

In connection with the review of the Company’s consolidated financial statements for the quarter ended September 30, 2022, we identified a material weakness in our control activities related to the accounting treatment of an acquisition of a controlling interest in an entity which holds the leasehold interest in a hotel property that occurred in August of 2022. This material weakness was identified as a result of the incorrect application of the prevailing accounting guidance under accounting principles generally accepted in the United States of America (“US GAAP”). This material weakness did not result in any misstatement to the financial statements issued for the three months ended March 31, 2022 or the three and six months ended June 30, 2022.

Management’s Remediation Efforts

Management has implemented comprehensive measures to ensure that control deficiencies contributing to the material weakness are remediated The remediation actions include:

●	Engaging with an external consulting firm who has expertise in technical matters involving US GAAP to assist with technical accounting matters as needed.
●	Expanding controls to establish a formal review process to enhance the completeness and accuracy of the accounting records and financial statements.
●	Strengthening the risk and control matrix to enable management to better assess areas of higher susceptibility to financial statement risk.
●	Formalizing and documenting processes and controls within significant accounts and cycles.

●	Broadening the process for management to test the effectiveness of key controls within the financial reporting process.

We believe that as a result of these actions, the previously reported material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2024, other than the remediation actions described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate.

Item 9B. Other Information.

(a) Amendment to Code of Conduct and Ethics

On April 25, 2025, we amended our Code of Conduct and Ethics to adopt insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by our directors and officers and the managers, officers and employees of our advisor and its affiliates who provide services to us, which policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. We also updated the person who will serve as the Compliance Officer.

(b) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information about our executive officers and directors as of April 28, 2025.

Name and Address(1)	Position(s)	Age	Year First Became a Director	Class
Corey R. Maple	Chairman of the Board and Director	59	2018	Class I
Norman H. Leslie	President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer, and Director	58	2018	Class II
Samuel C. Montgomery	Chief Financial Officer	43	n/a	n/a
Perry M. Rynders	Independent Director	67	2019	Class II
Jeffrey T. Leighton	Independent Director	55	2018	Class III
David G. Ekman	Director	63	2018	Class III

(1)	The address of each named executive officer and director is 1635 43rd Street South, Suite 205, Fargo, North Dakota 58103.

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

On August 28, 2023, Mr. Maple, the Advisor and an affiliated manager of another REIT sponsored by our Sponsor, Legacy Hospitality II, LLC (“Legacy”), agreed to an administrative cease-and-desist order filed by the Securities and Exchange Commission (the “SEC”) relating to matters previously discussed in our prior public filings and described more fully in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – SEC Settlement” herein. A copy of the order can also be found on the SEC’s website at https://www.sec.gov/files/litigation/admin/2023/33-11227.pdf. The SEC’s order states that Mr. Maple, the Advisor and Legacy violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, through the improper reimbursement of and financial accounting for certain expenses incurred by the Advisor and Legacy as well as the adequacy of disclosures to investors related to those policies and practices. As part of the settlement, the Advisor paid disgorgement of $463,900, prejudgment interest of $85,431.50 and a civil monetary penalty of $225,000, Legacy agreed to disgorgement of $2,283,000, prejudgment interest of $4,359,012.67 and a civil monetary penalty of $1,150,000, and Mr. Maple paid a civil monetary penalty of $100,000. The Advisor, Legacy and Mr. Maple did not admit or deny the findings contained in the order, except that solely for purposes of exceptions to discharge set forth in Section 523 of the Bankruptcy Code, the findings in the order are true and admitted by Mr. Maple.

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

Board Composition

We currently have five seats on our board of directors. Pursuant to our charter, our board of directors is currently divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. We did not hold an annual meeting of stockholders in 2023 or 2024 and, as of the date of filing, we did not hold an annual meeting of stockholders in 2025. As a result, all of our directors are continuing to serve because their successors have not yet been elected. We anticipate that we will hold an annual meeting during 2025 to elect directors. The board of directors is divided into three classes as follows:

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

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics, which includes insider trading policies and procedures and which applies to all of our officers and directors. The full text of our Code of Conduct and Ethics is posted on our website at https://legendarycap.com/sec-info/ and is filed as an exhibit to this Annual Report on Form 10-K. If any substantive amendments are made to the Code of Conduct and Ethics or any waiver is granted, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding such amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website, at the address and location specified above.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers, directors and persons who beneficially own any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of reports or written representations from such persons, we believe that our executive officers and directors have complied in a timely manner with all applicable Section 16(a) filing requirements for the year ended December 31, 2024 to the date of this filing except as follows:

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

Item 11. Executive Compensation.

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, the Advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. Samuel C. Montgomery, our Chief Financial Officer, is an employee of an affiliate of the Advisor and we reimburse the affiliate, at cost, for an allocated portion of his compensation to the extent he provides services to us. See Item 13 of this Annual Report on Form 10-K for the year ended December 31, 2024, “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the fees and expense reimbursements paid to the Advisor and its affiliates. The Conflicts Committee will discharge the board of directors’ responsibilities relating to the compensation of our executives to the extent applicable.

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

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2024.

	Fees Earned or Paid in		All Other
Name	Cash in 2024(1)	Stock Awards(2)	Compensation(4)	Total
Corey R. Maple(3)	$—	$—	$—	$—
Norman H. Leslie(3)	—	—	—	—
David G. Ekman	—	—	—	—
Jeffrey T. Leighton	21,000	21,140	1,324	43,464
Perry M. Rynders	29,750	21,140	1,324	52,214

(1)	Fees Earned in 2024 or Paid in Cash include meeting fees earned in: (i) 2023 but paid or reimbursed in the first quarter of 2024 as follows: $21,750; and (ii) 2024 and paid in 2025 as follows: $29,000.
(2)	Beginning in the first quarter of 2022, each independent member of the Board of Directors received 500 shares of our common stock every quarter, valued at fair value at the date of issuance. The fair value of the stock for all four quarters of 2024 was $10.57 per share as determined in accordance with FASB ASC Topic 718.
(3)	Directors who are also our executive officers do not receive compensation for services rendered as a director.
(4)	Represents dividends paid on stock awards. Messrs. Leighton and Rynders reinvested dividends pursuant to our dividend reinvestment plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of March 31, 2025, the amount of our common stock beneficially owned (unless otherwise indicated) by any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, and the amount of our common stock and Operating Partnership units beneficially owned (unless otherwise indicated) by (1) our directors, (2) our executive officers, and (3) all of our directors and executive officers as a group.

	Common Stock Beneficially Owned(2)			Common Stock, Series GO LP Units and Series GO II LP Units Beneficially Owned(2)				Series B Units Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number of Shares		Percent(3)	Number of Shares and Units		Percent(4)	Percent(3)	Number of Units		Percent(5)
Ownership in Excess of 5% of Outstanding Common Stock
N/A
Directors and Executive Officers
Corey R. Maple	57,318.6		*	116,761.9	(6)	*	1.17%	1,000.0	(9)	100%
Norman H. Leslie	57,318.6		*	101,400.9	(7)	*	1.01%	1,000.0	(9)	100%
Samuel C. Montgomery	—		—	6,781.9	(8)	*	*	—		—
David G. Ekman	3,039.8		*	13,212.6	(11)	*	*	—		—
Jeffrey T. Leighton	18,785.6		*	18,785.6		*	*	—		—
Perry M. Rynders	6,867.3	(10)	*	6,867.3		*	*	—		—
All directors and executive officers as a group	143,329.9		1.43%	263,810.2		1.92%	2.63%	1,000.0		100%

* Less than 1% of the outstanding shares of common stock

(1)	The address of each named beneficial owner is 1635 43rd Street South, Suite 205, Fargo, North Dakota 58103.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote, or to direct the voting of, such security, or "investment power," which includes the right to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the shares or units is pledged as security.
(3)	Based on a total of 10,013,042 shares of common stock issued and outstanding as of April 28, 2025.
(4)	Based on a total of 10,013,042 shares of common stock, 3,124,503 Series GO LP Units, and 636,945 Series GO II LP Units issued and outstanding as of April 28, 2025.
(5)	Based on a total of 1,000.0 Series B partnership units of the Operating Partnership issued and outstanding as of April 28, 2025.
(6)	Includes 15,361 Series GO LP Units and 44,082.3 Series GO II LP Units
(7)	Includes 44,082.3 Series GO II LP Units

(8)	Includes 6,781.9 Series GO II LP Units
(9)	Includes 1,000.0 Series B partnership units of the Operating Partnership owned by Legendary Capital REIT III, LLC, which is owned and controlled by Messrs. Maple and Leslie.
(10)	Mr. Rynders owns all shares through the Rynders Family Trust, with respect to which he shares voting and investment power with Leah K. Rynders, Trustee.
(11)	Includes 10,172.8 Series GO II LP Units

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

Certain Transactions with Related Persons

The Conflicts Committee has reviewed the material transactions between our affiliates and us since January 1, 2023, as well as any such currently proposed material transactions. Set forth below is a description of such transactions.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates for the years ended December 31, 2024 and 2023, were as follows:

	Incurred
	For the Years Ended December 31,
	2024	2023
Fees:
Financing fees	$90,000	$84,000
Asset management fees	2,451,957	2,488,100
Performance fees	—	195,874
	$2,541,957	$2,767,974

Reimbursements:
Offering costs	$1,901,538	$1,935,023
General and administrative	3,631,895	3,258,648
Sales and marketing	57,574	144,421
Acquisition costs	185,115	185,115
Other	113,982	—
	$5,890,104	$5,523,207

For the years ended December 31, 2024 and 2023, the Operating Partnership recognized distributions payable to the Advisor in the amounts of $118,232 and $360,821, respectively, in connection with the Advisor’s ownership of Series B LP Units.

Samuel C. Montgomery, the Company’s Chief Financial Officer, is an employee of the Sponsor, and the Company reimburses the Sponsor, at cost, for an allocated portion of his compensation to the extent he provides services to the Company. For the years ended December 31, 2024 and 2023, the total amount of executive compensation expenses reimbursed by the Company for Samuel C. Montgomery was $0.1 million and $0.1 million, respectively. For the years ended December 31, 2024 and 2023, the Company paid Corey Maple and Norman Leslie distributions in the amount of $16,240 in connection with their ownership of 57,319 shares and $40,123 in connection with their ownership of 57,319 shares, respectively, each, of the Company’s common stock. Additionally, for the years ended December 31, 2024 and 2023, the Company paid Corey Maple distributions in amount of $4,532 and $1,994, respectively, in connection with his ownership of 15,361 Series GO LP Units.

Our Relationship with NHS, LLC dba National Hospitality Services. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor.

Property Management Services

Through February 2025, NHS provided property management and hotel operations management services for our hotel properties, pursuant to individual management agreements. The agreements had an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which automatically renewed for a period of five years on each successive five-year period, unless terminated in accordance with its terms.

Pursuant to the management agreements, NHS earned a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties, equal to up to 4% of gross revenue. NHS may also earn an accounting fee of $14.00 per room for accounting services, payable monthly, and an administrative fee equal to 0.60% of gross revenues for administrative and other services. We reimbursed NHS for certain costs of operating the properties incurred on behalf of the Company. All reimbursements are paid to NHS at cost.

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

In February 2025, we terminated all property management agreements with NHS and entered into new property management agreements for those hotels with Hotel Equities Group, LLC a third party (See Note 14 “Subsequent Events” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K).

Loan Agreement

We have a $600,000 loan (the “NHS Loan”) with NHS (see Note 6 “Debt” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K). The NHS Loan requires interest only payments, with all outstanding principal and interest amounts being due and payable at maturity. The NHS Loan has a fixed interest rate of 7.0% and a maturity date on September 30, 2025.

Fees and reimbursements earned and payable to, NHS for the years ended December 31, 2024 and 2023, were as follows:

	Incurred		Payable as of
	For the Years Ended December 31,		December 31,
	2024	2023	2024	2023
Fees:
Management fees	$761,201	$1,073,723	$321,408	$186,298
Administrative fees	80,118	119,613	31,950	20,962
Accounting fees	100,992	159,896	47,616	32,220
	$942,311	$1,353,232	$400,974	$239,480

Reimbursements	$672,472	$810,723	$421,333	$216,595

Our Relationship with One Rep Construction, LLC (“One Rep”). One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2024 and 2023 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the years ended December 31, 2024 and 2023, the Company incurred $8,278 and $191,803 of construction management fees and reimbursements payable to One Rep, respectively. As of December 31, 2024 and 2023, the amounts outstanding and due to One Rep were $44,474 and $34,856 respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

Our Relationship with Legendary A-1 Bonds, LLC (“A-1 Bonds”). A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. As of December 31, 2024 and 2023, the Company has an outstanding balance on its line of credit (the “A-1 Revolving Line of Credit”) amounting to $14.3 million and $13.2 million, respectively (see Note 6 “Debt” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K). As of December 31, 2024, the A-1 Revolving Line of Credit was a $20.0 million line of credit with a fixed interest rate of 17.50% and a maturity of December 31, 2027.

Loan Guarantees. The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of December 31, 2024, Corey Maple, is a guarantor of the Company’s loans secured by the hotel property located in Fargo, North Dakota, which had original loan amounts of  $7.4 million, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of 50% of the loan secured by the Wichita Property, is a guarantor of the new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Maple is also a guarantor of the loan secured by the El Paso University Property, which had an original principal loan amount of $14.4 million. As of December 31, 2024, Norman Leslie is a guarantor of the Company’s new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million, and is a guarantor under the Company’s new loan secured by the Lakewood Property, which had an original loan amount of $12.0 million and is a guarantor under the Company’s new loan secured by the Prattville Property, which had an original loan amount of $11.0 million. Mr. Leslie was a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. That loan was repaid in full and the guaranty terminated on July 23, 2024. For the years ended December 31, 2024 and 2023, the Company accrued guarantee fees in the amount of $109,181 and $151,765 respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $1.5 million remained unpaid at December 31, 2024 and is included in Due to Related Party on the accompanying consolidated balance sheet.

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

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

On October 24, 2023, based on the approval of our Audit Committee, the Company engaged Marcum LLP (“Marcum”), a nationally recognized accounting firm, as the Company’s new independent registered public accounting firm. Marcum has audited the financial statements included in this Annual Report on Form 10-K for the years ended December 31, 2024 and 2023.

The Audit Committee reviewed the audit and non-audit services performed by Marcum, as well as the fees charged for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the auditor’s independence.

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

For the years ended December 31, 2024 and 2023, all services rendered by Marcum were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

Fees Paid to Independent Registered Public Accounting Firm

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements for the years ended December 31, 2024 and 2023, by Marcum are set forth in the table below.

	2024	2023
Fees:
Audit fees	$605,000	$641,500
Audit-related fees	18,150	29,873
Tax fees	100,000	100,116
All other fees	—	—
Total	$723,150	$771,489

For purposes of the preceding table, Marcum’s professional fees are classified as follows:

●	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Marcum in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

●	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, subscription to an online accounting research tool and internal control reviews and consultation concerning financial accounting and reporting standards.

●	Tax fees – These are fees for all professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the U.S. Internal

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

3.3

Bylaws, dated of as April 9, 2018, as amended by Amendment No. 1 dated as of November 12, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 12, 2019)

3.4

Limited Partnership Agreement of the Operating Partnership, dated as of April 11, 2018 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

3.5

First Amendment to Limited Partnership Agreement of the Operating Partnership, effective as of April 29, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020)

3.6

Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of June 15, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2020)

3.7

First Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of February 4, 2021 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed March 31, 2021)

3.8

Second Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of May 12, 2021 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

3.9

Third Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 3, 2021 (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q filed August 13, 2021)

3.10

Fourth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of December 3, 2021 (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

3.11

Fifth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of January 18, 2022 (incorporated by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

3.12

Sixth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of March 24, 2022 (incorporated by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed March 31, 2022)

3.13

Seventh Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of March 29, 2022 (incorporated by reference to Exhibit 3.13 to the Company's Quarterly Report on Form 10-Q filed March 27, 2024)

3.14

Eighth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 3, 2022 (incorporated by reference to Exhibit 3.14 to the Company's Quarterly Report on Form 10-Q filed March 27, 2024)

3.15

Ninth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 25, 2022 (incorporated by reference to Exhibit 3.15 to the Company's Quarterly Report on Form 10-Q filed March 27, 2024)

3.16

Tenth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of August 25, 2022 (incorporated by reference to Exhibit 3.16 to the Company's Quarterly Report on Form 10-Q filed March 27, 2024)

3.17

Eleventh Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of December 22, 2022 (incorporated by reference to Exhibit 3.17 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

3.18

Twelfth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, effective as of January 10, 2023 (incorporated by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

3.19

Thirteenth Amendment to the Amended and Restated Limited Partnership Agreement of Lodging Fund REIT III OP, LP, effective as of April 7, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 13, 2023)

3.20

Fourteenth Amendment to the Amended and Restated Limited Partnership Agreement of Lodging Fund REIT III OP, LP, effective as of December 24, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 3, 2025)

3.21

Fifteenth Amendment to the Amended and Restated Limited Partnership Agreement of Lodging Fund REIT III OP, LP, effective as of December 24, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 3, 2025)

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

10.2*	Form of Management Agreement with Hotel Equities Group, LLC

10.3	Form of TRS Lease Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

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

10.268	Management Agreement with KAJ Hospitality, Inc. related to the Wichita Property (incorporated by reference to Exhibit 10.268 to the Company’s Annual Report on Form 10-K filed March 27, 2024)

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

10.286

Promissory Note entered into by Borrower in favor of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.287

Pledge and Security Agreement entered into by the Operating Partnership in favor of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.288

Pledge and Security Agreement entered into by Lodging Fund REIT III TRS, Inc. in favor of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.289

Guaranty of Payment Norman H. Leslie for the benefit of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.290

Loan Agreement between the Operating Partnership and Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.291

Promissory Note entered into by the Operating Partnership in favor of Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.292

Pledge and Security Agreement entered into by the Company in favor of the Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.293

Second Loan Modification Agreement between LF3 El Paso, LLC, LF3 El Paso TRS LLC, the Operating Partnership, Corey Maple and EPH Development Fund LLC, dated as of May 15, 2024 relating to the El Paso HI Property (incorporated by reference to Exhibit 10.293 to the Company’s Annual Report on Form 10-K filed December 17, 2024)

10.294

Guaranty of Payment by Norman H. Leslie for the benefit of Independent Bank, dated as of November 4, 2024 (incorporated by reference to Exhibit 10.294 to the Company’s Annual Report on Form 10-K filed December 17, 2024)

10.295

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of May 10, 2024 (incorporated by reference to Exhibit 10.295 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed April 15, 2025)

10.296

Change in Terms Agreement for Loan Agreement with NHS LLC dba National Hospitality Services, dated as of August 21, 2024 (incorporated by reference to Exhibit 10.296 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed April 15, 2025

10.297*	Fifth Amendment to the Revolving Line of Credit Loan Agreement between the Operating Partnership and Legendary A-1 Bonds, LLC, dated as of December 20, 2024

10.298

Loan Contribution Agreement by and between Access Point Financial, LLC, Lodging Fund REIT III OP, LP, Legendary Capital REIT III, LLC and Legendary Capital, LLC, dated as of December 24, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 3, 2025)

14.1*	Code of Conduct and Ethics

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Repurchase Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary.

None.

INDEX TO FINANCIAL STATEMENTS

LODGING FUND REIT III, INC. & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Lodging Fund REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lodging Fund REIT III, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
April 28, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Investment in hotel properties, net of accumulated depreciation and amortization of $33,318,590 and $27,729,162	$241,973,045	$287,347,479
Cash and cash equivalents	2,354,025	3,052,937
Restricted cash	7,986,767	9,891,392
Accounts receivable, net	1,092,900	1,466,879
Franchise fees, net	1,616,447	2,190,058
Prepaid expenses and other assets	2,007,058	1,825,589
Assets held for sale	21,829,784	—
Total Assets (variable interest entities - $22,117,277 and $22,649,498)	$278,860,026	$305,774,334

Liabilities and Equity
Debt, net	$175,362,117	$196,297,771
Finance lease liabilities	13,185,884	13,106,110
Accounts payable	6,101,337	3,877,980
Accrued expenses	9,133,344	7,808,118
Distributions payable	276,408	1,012,279
Due to related parties	13,821,435	11,164,605
Other liabilities	3,791,457	4,203,421
Mandatorily redeemable Series P preferred units, net	203,575	—
Liabilities related to assets held for sale	16,512,618	—
Total liabilities (variable interest entities - $17,011,733 and $17,392,077)	238,388,175	237,470,284

Commitments and contingencies (See Note 12)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 10,011,475 and 9,955,668 shares issued and outstanding	100,114	99,556
Additional paid-in capital	97,847,449	97,285,211
Accumulated deficit	(112,066,946)	(86,154,207)
Total stockholders' equity	(14,119,383)	11,230,560
Non-controlling interest – Series B LP Units	(5,482,556)	(3,869,459)
Non-controlling interest – Series GO LP Units	5,606,139	10,933,302
Non-controlling interest – Series GO II LP Units	2,639,750	765,162
Non-controlling interest – Series T LP Units	45,475,938	45,524,201
Non-controlling interest – Series Pref A Units	4,067,409	—
Non-controlling interest – Common LP Units	2,284,554	3,720,284
Total equity	40,471,851	68,304,050
Total Liabilities and Equity	$278,860,026	$305,774,334

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Revenues
Room revenue	$69,484,481	$70,159,314
Other revenue	4,761,914	4,655,893
Total revenue	74,246,395	74,815,207

Expenses
Property operations	35,825,468	35,917,331
General and administrative	12,025,473	10,535,465
Sales and marketing	4,886,032	4,850,551
Franchise fees	6,526,117	6,440,997
Management fees	5,105,511	5,504,088
Acquisition expense	34,353	1,333,267
Depreciation and amortization	10,425,161	10,233,637
Total expenses	74,828,115	74,815,336

Other (Expense) Income
Impairment loss	(3,992,772)	—
Loss from sale of hotel property	(4,638,883)	—
Other (expense) income, net	(3,412,933)	992,009
Interest expense	(17,500,036)	(14,621,824)
Total other expense	(29,544,624)	(13,629,815)

Net Loss Before Income Taxes	(30,126,344)	(13,629,944)

Income tax (expense) benefit	210,060	254,344

Net Loss	(29,916,284)	(13,375,600)

Net loss attributable to non-controlling interest - Series B LP Units	(1,494,865)	(667,582)
Net loss attributable to non-controlling interest - Series GO LP Units	(4,624,151)	(2,119,797)
Net loss attributable to non-controlling interest - Series GO II LP Units	(817,934)	(94,246)
Net loss attributable to non-controlling interest - Common LP Units	(1,315,144)	(602,887)

Net Loss Attributable to Common Stockholders	$(21,664,190)	$(9,891,088)

Basic and Diluted Net Loss Per Share of Common Stock	$(2.17)	$(1.01)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	9,985,964	9,793,775

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
			Additional		Total	Non-controlling Interest
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series GO 2	Series T	Series Pref	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	A Units	LP Units	Equity
Balance at December 31, 2022	9,607,463	$96,074	$93,798,070	$(67,239,693)	$26,654,451	$(2,841,056)	$14,688,392	$—	$45,739,120	$—	$4,751,639	$88,992,546
Issuance of common stock	195,071	1,951	1,948,855	—	1,950,806	—	—	—	—	—	—	1,950,806
Issuance of stock-based compensation	4,000	40	42,240	—	42,280	—	—	—	—	—	—	42,280
Issuance of GO II Units	—	—	—	—	—	—	—	956,863	—	—	—	956,863
Offering costs	—	—	—	(2,167,817)	(2,167,817)	—	(2,665)	(97,455)	—	—	—	(2,267,937)
Distributions declared ($0.70 per share)	—	—	—	(6,855,609)	(6,855,609)	(360,821)	(1,632,628)	—	(214,919)	—	(428,468)	(9,492,445)
Distributions reinvested	149,134	1,491	1,496,046	—	1,497,537	—	—	—	—	—	—	1,497,537
Net loss	—	—	—	(9,891,088)	(9,891,088)	(667,582)	(2,119,797)	(94,246)	—	—	(602,887)	(13,375,600)
Balance at December 31, 2023	9,955,668	$99,556	$97,285,211	$(86,154,207)	$11,230,560	$(3,869,459)	$10,933,302	$765,162	$45,524,201	$—	$3,720,284	$68,304,050
Issuance of common stock	4,069	40	39,958	—	39,998	—	—	—	—	—	—	39,998
Issuance of stock-based compensation	4,000	40	42,240	—	42,280	—	—	—	—	—	—	42,280
Issuance of GO II Units	—	—	—	—	—	—	—	2,850,000	—	—	—	2,850,000
Issuance of Pref A Units	—	—	—	—	—	—	—	—	—	4,067,409	—	4,067,409
Offering costs	—	—	—	(2,002,133)	(2,002,133)	—	(6)	(157,478)	—	—	—	(2,159,617)
Distributions declared ($0.225 per share)	—	—	—	(2,246,416)	(2,246,416)	(118,232)	(703,006)	—	(48,263)	—	(120,586)	(3,236,503)
Distributions reinvested	47,738	478	480,040	—	480,518	—	—	—	—	—	—	480,518
Net loss	—	—	—	(21,664,190)	(21,664,190)	(1,494,865)	(4,624,151)	(817,934)	—	—	(1,315,144)	(29,916,284)
Balance at December 31, 2024	10,011,475	$100,114	$97,847,449	$(112,066,946)	$(14,119,383)	$(5,482,556)	$5,606,139	$2,639,750	$45,475,938	$4,067,409	$2,284,554	$40,471,851

See accompanying notes to consolidated financial statement

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(29,916,284)	$(13,375,600)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	10,425,161	10,233,637
Stock-based compensation expense	42,280	42,280
Amortization of deferred financing costs and debt premiums	1,766,446	1,725,263
Gain on extinguishment of debt	—	(700,000)
Loss on disposal of fixed assets	685,490	126,452
Loss on sale of hotel property	4,638,883	—
Impairment loss	3,992,772	—
Deferred tax assets, net	(341,912)	(273,162)
Change in operating assets and liabilities:
Accounts receivable	316,162	1,853
Franchise fees	175,000	—
Prepaid expenses and other assets	(381,934)	(415,596)
Increase in finance lease liability	79,774	79,261
Accounts payable	2,539,323	745,566
Accrued expenses	1,485,414	1,954,599
Due to related parties	2,926,851	3,782,175
Other liabilities	(2,225)	(367,271)
Net cash (used in) provided by operating activities	(1,568,799)	3,559,457
Cash Flows from Investing Activities:
Proceeds from sale of hotel property	8,850,000	—
Improvements and additions to hotel properties	(4,369,889)	(7,316,870)
Net cash provided by (used in) investing activities	4,480,111	(7,316,870)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	45,881,801	13,334,615
Proceeds from lines of credit	5,534,593	6,801,651
Principal payments on mortgage debt	(47,707,441)	(12,664,312)
Principal payments on lines of credit	(4,957,400)	(753,861)
Payments of deferred financing costs	(1,464,638)	(1,124,132)
Proceeds from issuance of common stock	39,998	1,950,806
Proceeds from issuance of GO II Units	2,850,000	956,863
Proceeds from issuance of Series P Preferred Units	350,000	—
Payments of offering costs related to Series P Preferred Units	(146,425)	—
Payments of offering costs	(2,364,042)	(1,363,010)
Distributions paid	(3,510,245)	(7,363,159)
Net cash used in financing activities	(5,493,799)	(224,539)
Net change in cash, cash equivalents, and restricted cash	(2,582,487)	(3,981,952)
Beginning Cash, Cash Equivalents, and Restricted Cash	12,944,329	16,926,281
Ending Cash, Cash Equivalents, and Restricted Cash	$10,361,842	$12,944,329

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,829,054	$10,977,385
Income taxes paid	$—	$18,992

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt issued for refinance of Lakewood Property	$4,896,801	$—
Series A Preferred Units issued in exchange for forgiveness of mortgage loan on Northbrook Property	$4,067,409	$—
Offering costs included in accounts payable	$47,032	$98,266
Offering costs included in due to related parties	$(251,457)	$806,661
Distributions included in due to related parties	$(18,389)	$298,337
Reinvested distributions	$480,518	$1,497,537

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents, beginning of period	$3,052,937	$6,193,449
Restricted cash, beginning of period	9,891,392	10,732,832
Cash, cash equivalents, and restricted cash, beginning of period	$12,944,329	$16,926,281

Cash and cash equivalents, end of period	$2,354,025	$3,052,937
Restricted cash, end of period	7,986,767	9,891,392
Cash, cash equivalents, and restricted cash, end of period	$10,340,792	$12,944,329
Cash and cash equivalents, end of period included in assets held for sale	21,050	—
Restricted cash, end of period included in assets held for sale	—	—
Cash, cash equivalents, and restricted cash, end of period (including cash, cash equivalents and restricted cash held for sale)	$10,361,842	$12,944,329

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Lodging Fund REIT III, Inc. (“LF REIT III”), was formed on April 9, 2018 as a Maryland corporation. LF REIT III, together with its subsidiaries (the “Company”), was formed for the principal purpose of acquiring, through purchase or contribution, direct or indirect ownership interests in a diverse portfolio of limited-service, select-service, full-service and extended-stay hotel properties located primarily in “America’s Heartland,” which the Company defines as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. LF REIT III has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2018. The Company’s business activities are directed and managed by Legendary Capital REIT III, LLC (the “Advisor”) and its affiliates, which are related parties through common management, pursuant to the Amended and Restated Advisory Agreement (the “Advisory Agreement”), dated June 1, 2018. The Company has no foreign operations or assets and its operating structure includes only one operating and reportable segment. See Note 13 “Reportable Segments”.

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and six classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), Series Growth & Opportunity II (“GO II”) Limited Partner Units (“Series GO II LP Units”), Series T Limited Partnership Units (“Series T LP Units”), Series P Preferred Units (“Series P Preferred Units”), and Series A Preferred Units (“Series A Preferred Units”). LF REIT III was the sole general partner of the OP, as of December 31, 2024 and 2023. As of December 31, 2024, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,124,503 Series GO LP Units, 507,335 Series GO II LP Units, 5,073,506 Series T LP Units, 35 Series P Preferred Units, and 4,067,659 Series A Preferred Units.

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

For the years ended December 31, 2024 and 2023, there were no acquisitions in hotel properties.

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

The Company evaluates its hotel properties for indicators of impairment. If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal. Other than the Pineville HGI Property and the Charlotte Property (see Note 3), there were no indicators of impairment to the hotel properties and no impairment charges were recorded as of December 31, 2024. As of December 31, 2024, there were no indicators of impairment to the hotel properties and no impairment charges were recorded.

Assets Held for Sale - The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year. If these criteria are met, the Company will cease recording depreciation and amortization and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group. The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the Company’s consolidated balance sheets. If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs. As of December 31, 2024, the Company had two hotels classified as held for sale, both of which are expected to be sold to unrelated third parties in the second quarter of 2025, as discussed further in Note 3.

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $2.8 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively, and is included in sales and marketing in the consolidated statements of operations.

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

Accounts Receivable—Accounts receivable consist primarily of receivables due from hotel guests for room stays and meeting and banquet room rentals, which are uncollateralized customer obligations. Management determines the likelihood of collectability of receivables on an individual customer basis, based on the amount of time the balance has been outstanding, likelihood of collecting, and the customer’s current economic status. The carrying amount of the accounts receivables is reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. As of December 31, 2024 and 2023, there was no allowance for credit losses.

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

Preferred Stock - On December 24, 2024, the Company entered into two separate amendments to the Amended and Restated Limited Partnership Agreement of the Operating Partnership to establish the terms of a new series of limited partner units designated as Series P Preferred Units (“Series P Preferred Units”) and Series A Preferred Units (“Series A Preferred Units”). See Note 10.

The Company accounts for both the Series P Preferred Units and Series A Preferred Units pursuant to the guidance within ASC 480 – Distinguishing Liabilities from Equity.

Stock-Based Compensation—During 2022, the Company began compensating its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and the Company recognizes stock-based compensation expense based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $42,280 and $42,280 for the years ended December 31, 2024 and 2023, respectively, and is included in general and administrative expense in the consolidated statements of operations.

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

The Company’s financial instruments as of December 31, 2024 and 2023 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of December 31, 2024.

Recent Accounting Pronouncements—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis and disclosure in interim periods about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and requires a public entity that has a single reportable segment to provide all disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. This ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU is expected to only impact the notes to the Company’s consolidated financial statements by requiring additional disclosure but will have no impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This update requires disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. The adoption of this ASU only impacts the notes to the Company’s consolidated financial statements by requiring additional disclosure but had no impact on the Company’s consolidated financial statements.

Reclassifications—Certain amounts included in the December 31, 2023 consolidated financial statements have been reclassified to conform to the December 31, 2024 presentation.

3. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Land and land improvements	$27,154,255	$32,655,286
Building and building improvements	217,125,199	245,132,662
Furniture, fixtures, and equipment	23,228,076	23,850,758
Right-of-use asset - ground lease	7,340,868	7,340,868
Construction in progress	443,237	6,097,067
Investment in hotel properties, at cost	275,291,635	315,076,641
Less: accumulated depreciation and amortization	(33,318,590)	(27,729,162)
Investment in hotel properties, net	$241,973,045	$287,347,479

As of December 31, 2024, the Company consolidated eighteen hotel properties, consisting of seventeen hotel properties owned by the Company and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, with an aggregate of 2,150 rooms located in ten states.

Properties Under Contract

On April 15, 2024, the Operating Partnership and Stow Hotel Associates, LLC (the “Stow Contributor”) entered into Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreements (the “Hampton Stow Contribution Agreement” and the “Staybridge Stow Contribution Agreement”) for the acquisition of two hotels:

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

Sale of Pineville Property

On July 23, 2024, the Company sold the Pineville Property to an unaffiliated purchaser for $8,850,000 in cash. The mortgage loan secured by the Pineville Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loan have been terminated or released. During the year ended December 31, 2024, the Company recognized a loss of $4,638,883.

Variable Interest Entity

On August 10, 2022, the Company consolidated a variable interest entity (“VIE”) that owns one hotel in El Paso, Texas (the “El Paso University Property”). The Company is the primary beneficiary of this VIE as the Company has the power to direct the activities that most significantly affect its economic performance. Additionally, the Company has the obligation to absorb its losses and the right to receive benefits that could be significant to it. Accordingly, the Company initially recognized the VIE’s assets, liabilities, and noncontrolling interest at fair value. The Company’s consolidated balance sheet includes the following assets and liabilities of this entity:

	December 31,	December 31,
	2024	2023
Assets
Investment in hotel properties, net of accumulated depreciation of $2,015,865 and $1,281,612	$20,710,000	$21,194,229
Cash and cash equivalents	262,857	163,501
Restricted cash	573,748	851,290
Accounts receivable, net	502,570	412,856
Prepaid expenses and other assets	68,102	27,622
Total Assets	$22,117,277	$22,649,498

Liabilities
Debt, net	$11,917,800	$12,086,033
Finance lease liability	4,638,771	4,750,889
Accounts payable	411,057	143,030
Accrued expenses	130,668	109,897
Other liabilities	(86,563)	302,228
Total liabilities	$17,011,733	$17,392,077

Acquisitions of Hotel Properties

The Company did not acquire any properties during the years ended December 31, 2024 and 2023.

Ground Leases

The Company has ground leases on two of its Hotel Properties in which a right-of-use asset and corresponding finance lease liability is recognized pursuant to ASU 2016-02:

a)	Sheraton Northbrook - matures in 2067 and has a yearly base rent that increases 3% every year through maturity. As of December 31, 2024, this finance lease had a discount rate of 7.75%.
b)	El Paso University - matures in 2054 and has annual rentals comprised of a base rent due at the beginning of the year plus, if applicable, a percent of revenue in excess of the base rent. The annual base rent of the El Paso ground lease is adjusted every five years by an average of a percent of the annual revenue in preceding years. If revenue remains below the previous five-year base rent, then there is no change to base rent. As of December 31, 2024, the finance lease had a discount rate of 9.00%.

For the years ended December 31, 2024 and 2023, the Company recognized aggregate interest expense of $690,011 and $676,027, respectively and right-of-use amortization expense of $205,828 and $205,828, respectively related to the finance lease, which is included within “Depreciation and amortization” on the consolidated statements of operations.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s consolidated balance sheet as of December 31, 2024.

2025	$624,112
2026	645,791
2027	660,511
2028	675,672
2029	691,288
Thereafter	42,649,837
Total finance lease payments	45,947,211
Interest	(32,761,327)
Present value of finance lease liabilities	$13,185,884

Assets Held for Sale

On December 2, 2024, the Company entered into two purchase and sale agreements for the Hilton Garden Inn – Pineville (the “Pineville HGI Property”) and the Hilton Garden Inn – Charlotte (the “Charlotte Property”). As of December 31, 2024, the Pineville HGI Property and the Charlotte Property were classified as held for sale. Depreciation and amortization ceased as of the date the assets were deemed held for sale. The assets held for sale are measured at lower of their carrying amount or fair value less costs to sell. Since the sale of these hotels does not represent a strategic shift that has (or will have) a major effect on the Company’s operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements. Sale of both of these properties are expected to close in the second quarter of 2025.

The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at December 31, 2024 were as follows:

Amount
Assets
Investments in hotel properties, net of accumulated depreciation of $2,059,078	$21,257,017
Cash and cash equivalents	21,050
Accounts receivable, net	57,817
Franchise fees, net	293,611
Prepaid expenses and other assets	200,289

Assets held for sale	$21,829,784

Liabilities
Debt, net	$15,921,605
Accounts payable	362,998
Accrued expenses	160,188
Other liabilities	67,827

Liabilities related to assets held for sale	$16,512,618

Impairment

During the year ended December 31, 2024, the Company recorded impairment losses of approximately $4.0 million in connection with the pending sales of the Pineville HGI Property and the Charlotte Property. During the year ended December 31, 2023, the Company did not record any impairment losses.

4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	December 31,	December 31,
	2024	2023
Insurance	$856,646	941,582
Other	1,150,412	884,007
	$2,007,058	$1,825,589

5. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2024	2023
Property taxes	$2,612,022	$3,040,984
Interest	5,477,122	3,504,989
Other	1,044,200	1,262,145
	$9,133,344	$7,808,118

6. DEBT

At December 31, 2024 and December 31, 2023, all forms of debt consists of the following:.

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	December 31,	Maturity	December 31,	December 31,
	2024	Date	2024	2023
Holiday Inn Express - Cedar Rapids(1)	5.33%	9/1/2024	$5,619,577	$5,698,543
Hampton Inn & Suites - Pineville(2)	—	—	—	8,368,135
Hampton Inn - Eagan(1)	7.60%	1/1/2025	8,672,347	8,839,737
Home2 Suites - Prattville	7.63%	11/4/2029	9,164,964	8,984,688
Home2 Suites - Lubbock	4.69%	10/6/2026	6,851,578	7,103,138
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,639,616	8,809,051
Homewood Suites - Southaven	7.77%	12/6/2029	18,000,000	12,658,773
Courtyard by Marriott - Aurora(3)(4)	11.31%	2/5/2025	14,935,816	15,000,000
Holiday Inn - El Paso(4)(5)	9.00%	11/15/2024	7,600,000	7,600,000
Hilton Garden Inn - Houston(6)	3.85%	9/2/2026	13,484,482	13,852,705
Sheraton - Northbrook	—	—	—	4,026,202
Hampton Inn - Fargo	7.00%	3/1/2027	6,966,110	7,095,283
Courtyard by Marriott - El Paso(7)(16)	6.01%	5/13/2027	9,800,349	9,975,072
Fairfield Inn & Suites - Lakewood(4)(8)	11.65%	10/5/2025	12,000,000	13,845,000
Fairfield Inn & Suites - Lakewood - A-1	14.50%	3/27/2026	4,896,801	—
Residence Inn - Fort Collins(9)(10)	10.58%	5/4/2025	11,200,000	11,200,000
Residence Inn - Fort Collins - CapEx(9)(11)	12.86%	5/4/2025	1,806,143	1,875,000
Residence Inn - Fort Collins - A-1(9)(12)	7.00%	8/2/2028	501,465	501,465
Hilton Garden Inn - El Paso	4.94%	8/6/2025	12,033,256	12,341,759
Hilton Garden Inn - Pineville(13)(16)	—	—	—	7,020,000
Hilton Garden Inn - Charlotte(13)(16)	—	—	—	9,805,000
Holiday Inn Express - Wichita(7)	6.41%	12/21/2027	5,589,430	5,642,000
Total Mortgage Debt			157,761,934	180,241,551
Premium on assumed debt, net			234,911	203,135
Deferred financing costs, net			(1,639,867)	(2,574,861)
Net Mortgage			156,356,978	177,869,825

$5.0 million line of credit - Western(14)(15)	8.50%	6/15/2024	4,151,139	4,651,139
$20.0 million revolving line of credit - A-1 Bonds	17.50%	12/31/2027	14,254,000	13,176,807
$0.6 million loan - NHS	7.00%	9/30/2025	600,000	600,000
Total Lines of Credit			19,005,139	18,427,946

Debt, net			$175,362,117	$196,297,771
(1)	On February 26, 2025, the Cedar Rapids Property and Eagan Property loans were extended to March 31, 2025 along with a new interest rate of 9.50%. The Company and the lender are working to finalize an extension of these loans as of the date of this filing. See Note 14 “Subsequent Events.”
(2)	On July 23, 2024, the Hampton Inn & Suites Pineville was sold and the loan was repaid on the closing date.
(3)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%. The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(4)	Loan is interest-only until maturity.
(5)	On January 16, 2025, the maturity date was extended to April 15, 2025 along with a new interest rate of 12.00%. See Note 14 “Subsequent Events.”
(6)	Loan is interest-only for the first 24 months after origination.
(7)	Loan is interest-only for the first 18 months after origination.
(8)	Variable interest rate equal to SOFR Index plus 7.00%.
(9)	On April 18, 2023, Tranche 1 and Tranche 2 were repaid in full and refinanced with a new loan secured by the Fort Collins Property.
(10)	Variable interest rate equal to SOFR Index plus 6.25%.

(11)	Variable interest rate equal to SOFR Index plus 7.50%.
(12)	Tranche 3’s maturity date is August 2, 2028.Loan is interest-only through February 25, 2024.
(13)	On December 2, 2024, the Company entered into two purchase agreements for the Pineville HGI Property and the Charlotte Property and both assets were classified as assets held for sale. See Note 3 “Investment in Hotel Properties”
(14)	Variable interest rate equal to U.S. Prime plus 1.00%
(15)	The Company and Western State Bank are working to finalize an extension of this line of credit as of the date of this filing. See Note 14 “Subsequent Events.”
(16)	On March 27, 2025, the lender of the El Paso Courtyard Property, Pineville HGI Property, and Charlotte Property sold the loan to a new lender. See Note 14 “Subsequent Events.”

Lines of Credit

Line of Credit - Western State Bank

On February 10, 2020, we entered into a line of credit with Western State Bank (“Western Line of Credit”) with a $5.0 million credit limit and an interest rate equal to the U.S. Prime Rate, plus 0.50% (8.50 % as of December 31, 2024 and 9.50% as of December 31, 2023). Throughout 2021 and 2022, the Company amended the Western Line of Credit whereby the maturity was extended to April 15, 2023 and established a rate floor of 4.00%. Further the Western Line of Credit is secured by the Company’s Hampton Inn hotel property in Eagan, Minnesota, the Company’s Holiday Inn Express hotel property in Cedar Rapids, Iowa, the Company’s Hampton Inn hotel property in Fargo, North Dakota and limited partnership units of the Operating Partnership.

During 2023, the Company amended the Western Line of Credit several times which added an additional 200,000 limited partnership units of the Operating Partnership as collateral for the loan, for a total of 300,000 limited partnership units, extended the maturity date of the Western Line of Credit to November 15, 2023, and reduced the maximum credit to $4.67 million and required the Operating Partnership to pay Western State Bank a principal curtailment of $0.3 million. On December 27, 2023, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from November 15, 2023 to April 30, 2024 and increased the interest rate to U.S. Prime Rate, plus 1.00%, with a rate floor of 8.25%. On May 10, 2024, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from April 30, 2024 to June 5, 2024. In addition, the Operating Partnership was required to make a principal payment in the amount of $250,000. The Company and Western State Bank are working to finalize an extension of the Western Line of Credit as of the date of this filing, however, there can be no assurance that an extension will be granted.

The Company and Western State Bank are working to finalize an extension of the Western Line of Credit as of the date of this filing, however there can be no assurance that an extension will be granted.

The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of December 31, 2024 and, 2023, there was a $4.2 million and $4.7 million balance outstanding on the Western Line of Credit, respectively.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

On August 10, 2022, the Operating Partnership entered into a $5.0 million revolving line of credit loan agreement (the “A-1 Line of Credit”) with Legendary A-1 Bonds, LLC (“A-1 Bonds”), which is an affiliate of the Advisor which is owned by Norman Leslie, a director and officer of the Company and principal of the Advisor and Corey Maple, a director of the Company and principal of the Advisor. The A-1 Revolving Line of Credit requires monthly payments of interest only, with all outstanding principal and interest amounts being due and payable at maturity. Outstanding amounts under the A-1 Revolving Line of Credit may be prepaid in whole or in part without penalty.

During 2023, the A-1 Revolving Line of Credit was amended twice to increase the line of credit to $13.3 million, to increase the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 1,330,000 unissued Common LP Units and extend the maturity date to December 31, 2023. At December 31, 2023, the A-1 Revolving Line of Credit had a fixed interest rate of 7.00% per annum.

On December 20, 2024, the Operating Partnership, the Company and A-1 Bonds amended the A-1 Line of Credit to extend the maturity date to December 31, 2027, increase the interest rate to 17.5% per annum, increase the A-1 Line of Credit to $20.0 million and increase the number of Common LP Units of the Operating Partnership securing the A-1 Revolving Line of Credit to 2,000,000 unissued Common LP Units.

As of December 31, 2024 and 2023, there was $14.3 million and $13.2 million balance outstanding on the A-1 Line of Credit, respectively.

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

As of both December 31, 2024 and 2023, there was a $600,000 balance outstanding on the NHS Loan.

Mortgage Debt

The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using an estimate of current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of December 31, 2024, the estimated fair value of the Company’s mortgage debt was $158.6 million, compared to the gross carrying value of $157.8 million. As of December 31, 2023, the estimated fair value of the Company’s mortgage debt was $178.5 million, compared to the gross carrying value of $180.2 million.

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

Southaven Refinance

On December 6, 2024, the subsidiaries of the Operating Partnership (the “New Southaven Borrower”) entered into a new $18.0 million loan (the “New Southaven Loan”) with UBS AG. (the “New Southaven Lender”) secured by the Southaven Property. The New Southaven Loan is evidenced by a promissory note and has a fixed interest rate that is equal to the five-year United States Treasury rate plus 3.58%, resulting in an interest rate of 7.77%. The maturity date of the New Southaven Loan is December 6, 2029. The New Southaven Loan requires monthly interest-only payments for the life of the loan, with the outstanding principal balance due at maturity. Prepayment is not permitted during the first year of the New Southaven Loan, but prepayment is permissible with certain stipulations laid out in the loan agreement.

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

Contribution Agreement – Sheraton Northbrook, Residence Inn - Fort Collins and Courtyard by Marriot - Aurora

On December 24, 2024, the Company entered into a Contribution Agreement (the “Contribution Agreement”), Contribution Agreement to restructure four of its loans with Access Point Financial, LLC (the “Lender”) – 1) the mortgage loan secured by the Sheraton – Northbrook (“Sheraton Northbrook Loan) with unpaid principal balance of approximately $4.0 million, 2) the loans secured by the Residence Inn - Fort Collins Loan (“Fort Collins Loans”) with collective unpaid principal balance of approximately $13.0 million, 3) the mortgage loan secured by the Courtyard by Marriott – Aurora (Courtyard Aurora Loan) with unpaid principal balance of approximately $14.9 million. With respect to the Sheraton Northbrook Loan, the Lender received 4,067,409 Series A Preferred Units (See Note 10) amounting to $4,067,409 in exchange for all of the remaining unpaid principal and interest on the Sheraton Northbrook Loan. In accordance with ASC 470, Debt, the Company accounted for this exchange as an extinguishment of debt. Management concluded that the fair value of the unpaid principal and interest was the same as the fair value of the Series A Preferred Units issued and accordingly, no gain or loss was recorded in connection with this transaction. The Company incurred $140,853 in fees paid to third parties (including the related structuring fees of the Series A Preferred Units) and these amounts are included within general and administrative expenses within the accompanying consolidated statements of operations.

With respect to the Fort Collins Loans and the Courtyard Aurora Loan, the Company is required to refinance each such loan within 90 days of the date of the Contribution Agreement, and to the extent there is remaining unpaid principal and interest on such loans after such refinancing, the Operating Partnership is required to enter into a contribution agreement with the Lender through which the Lender will receive Series A Preferred Units in exchange for all of such remaining unpaid principal and interest. The Company and the Lender have been in communication as the Company works to finalize refinancing.

As of December 31, 2024, the Company was not in compliance with the required financial covenants under the terms of its promissory note for the Cedar Rapids Property, Eagan Property, Pineville HGI Property, and Wichita Property. However, the Company has continued to meet all debt obligations with the respective lenders.

Future Minimum Payments

As of December 31, 2024, the future minimum principal payments on the Company’s debt were as follows:

2025	$80,185,822
2026	25,666,518
2027	36,814,436
2028	1,898,398
2029	15,519,453
Thereafter	16,682,446
176,767,073

Premium on assumed debt, net	234,911
Deferred financing costs, net	(1,639,867)
$175,362,117

The $80.2 million of future minimum principal payments due in 2025 includes the maturities of the mortgage debt secured individually by the Cedar Rapids Property, Eagen Property, Lakewood Property, Fort Collins Property, El Paso University Property, and Aurora Property, as well as the maturities of the Western Line of Credit, the A-1 Bonds Line of Credit and the NHS Line of Credit.

7. INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the periods ended December 31, 2024 and 2023. The Company did not have any uncertain tax positions as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, all distributions paid were determined to be 100% returns of capital contributions.

The Company’s TRS generated a net operating loss (“NOL”) for the year ended December 31, 2024 and the year ended December 31, 2023, which can be carried forward to offset future taxable income. As of December 31, 2024, the Company has recognized a full valuation allowance against its deferred tax assets of $10.5 million, resulting in a net deferred tax liability of $2.7 million. As of December 31, 2023, the Company had recognized a full valuation allowance against its deferred tax assets of $8.7 million, resulting in a net deferred tax liability of $3.0 million. The net deferred tax liability is recognized on the consolidated balance sheet within Other Liabilities. The Company’s NOLs will expire in 2038 through 2044 for state tax purposes and will not expire for federal tax purposes. As of December 31, 2024 and 2023, the Company had deferred tax assets attributable to NOL carryforwards for federal income tax purposes of $8.9 million and $7.1 million, respectively, and NOL carryforwards for state income tax purposes of $1.6 million and $1.6 million, respectively. The Company recorded a valuation allowance of $1.8 million and $1.4 million against the deferred tax asset in 2024 and 2023, respectively. As of December 31, 2024, the tax years 2021 through 2023 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions.

The components of the Company’s income tax (expense) benefit are as follows:

	For the Years Ended December 31,
	2024	2023
Federal:
Deferred	$183,690	$402,080
State:
Current	(131,851)	—
Deferred	158,221	(147,736)
Income tax (expense)/benefit	$210,060	$254,344

The provision for income taxes is derived from the income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the Years Ended December 31,
	2024	%	2023	%
Expected income tax benefit at U.S. Federal statutory rate	$6,326,532	-21.0%	$2,862,288	-21.0%
Tax impact of REIT election	(4,289,317)	14.2%	(1,614,922)	11.8%
Expected tax benefit at TRS	2,037,215	-6.8%	1,247,366	-9.2%
Valuation Allowance	(2,041,087)	6.8%	(1,009,839)	7.4%
Gross tax (expense)/benefit	(3,872)		237,527

State income tax expense, net	355,140	-1.2%	42,874	-0.3%
Temporary differences - deprecation	(133,260)	0.4%	-	0.0%
Permanent differences	(7,948)	0.0%	(26,057)	0.2%

Income tax (expense)/benefit	$210,060	-0.7%	$254,344	-1.9%

As of December 31, 2024 and 2023, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards - Federal	$8,912,921	$7,089,135
Net operating loss carryforwards - State	1,554,141	1,599,455
Valuation Allowance	(10,467,062)	(8,688,590)
	-	-
Deferred Tax Liabilities:
Tax FF&E basis less than book basis - Federal	(2,278,523)	(2,462,214)
Tax FF&E basis less than book basis - State	(397,305)	(555,526)
	(2,675,828)	(3,017,740)

Deferred tax (liabilities)/assets, net	$(2,675,828)	$(3,017,740)

8. RELATED PARTY TRANSACTIONS

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the years ended December 31, 2024 and 2023, were as follows:

	Incurred
	For the Years Ended December 31,
	2024	2023
Fees:
Financing fees	$90,000	$84,000
Asset management fees	2,451,957	2,488,100
Performance fees	—	195,874
	$2,541,957	$2,767,974

Reimbursements:
Offering costs	$1,901,538	$1,935,023
General and administrative	3,631,895	3,258,648
Sales and marketing	57,574	144,421
Acquisition costs	185,115	185,115
Other expense, net	113,982	—
	$5,890,104	$5,523,207

For the years ended December 31, 2024 and 2023, the Operating Partnership recognized distributions payable to the Advisor in the amount of $118,232 and $360,821 respectively, in connection with the Advisor’s ownership of Series B LP Units. For the years ended December 31, 2024 and 2023, the Company paid distributions in the amount of $16,240 and $40,123 respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock. For the years ended December 31, 2024 and 2023, the Company paid Corey Maple distributions in an amount of $4,352 and $1,994, respectively, in connection with his ownership of 15,361 Series GO LP Units.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of December 31, 2024, Corey Maple, is a guarantor of the Company’s loans secured by the hotel property located in Fargo, North Dakota, which had original loan amounts of $7.4 million, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of 50% of the loan secured by the Wichita Property, is a guarantor of the new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Maple is also a guarantor of the loan secured by the El Paso University Property, which had an original principal loan amount of $14.4 million. As of December 31, 2024, Norman Leslie is a guarantor of the Company’s new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million, and is a guarantor under the Company’s new loan secured by the Lakewood Property, which had an original loan amount of $12.0 million and is a guarantor under the Company’s new loan secured by the Prattville Property, which had an original loan amount of $11.0 million. Mr. Leslie was a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. That loan was repaid in full and the guaranty terminated on July 23, 2024. For the years ended December 31, 2024 and 2023, the Company accrued guarantee fees in the amount of $109,181 and $151,765 respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $1.5 million remained unpaid at December 31, 2024 and is included in Due to Related Party on the accompanying consolidated balance sheet.

As of December 31, 2024 and 2023, the Company had amounts due and payable to the Advisor and its affiliates of $12.7 million and $10.6 million respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

NHS, LLC dba National Hospitality Services—NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor.

Property Management Services

As of December 31, 2024, NHS provides property management and hotel operations management services for the Company’s hotel properties, pursuant to individual management agreements. The agreements have an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms.

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

In February 2025, the Company terminated all property management agreements with NHS and entered into new property management agreements for those hotels with Hotel Equities Group, LLC a third party (See Note 14).

Loan Agreement

The Company has a $600,000 loan (the “NHS Loan”) with NHS (see Note 4). The NHS Loan requires interest only payments, with all outstanding principal and interest amounts being due and payable at maturity. The NHS Loan has a fixed interest rate of 7.0% and a maturity date on September 30, 2025.

Fees and reimbursements earned and payable to, NHS for the years ended December 31, 2024 and 2023, were as follows:

	Incurred		Payable as of
	For the Years Ended December 31,		December 31,	December 31,
	2024	2023	2024	2023
Fees:
Management fees	$761,201	$1,073,723	$321,408	$186,298
Administrative fees	80,118	119,613	31,950	20,962
Accounting fees	100,992	159,896	47,616	32,220
	$942,311	$1,353,232	$400,974	$239,480

Reimbursements	$672,472	$810,723	$421,333	$216,595

One Rep Construction, LLC (“One Rep”)—One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2024 and 2023 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the years ended December 31, 2024 and 2023, the Company incurred $8,278 and $191,803 of construction management fees and reimbursements payable to One Rep, respectively. As of December 31, 2024 and 2023, the amounts outstanding and due to One Rep were $44,474 and $34,856 respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) – A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. As of December 31, 2024 and 2023, the Company has an outstanding balance on its line of credit (the “A-1 Revolving Line of Credit”) amounting to $14.3 million and $13.2 million, respectively (see Note 6). As of December 31, 2024, the A-1 Revolving Line of Credit was a $20.0 million line of credit with a fixed interest rate of 17.50% and a maturity of December 31, 2027.

9. FRANCHISE AGREEMENTS

As of December 31, 2024 and 2023, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement. For the year ended December 31, 2024 and 2023, amortization in connection with these agreements was $105,000 and $173,056, respectively and is included within “Franchise fees, net” on the consolidated balance sheet.

10. SERIES P AND SERIES A PREFERRED UNITS AND CONTRIBUTION AGREEMENT

Series P Preferred Units

The Company commenced a private offering of limited partnership units in the OP, designated as Series P Preferred Units, with a maximum offering of $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the General Partner) at a purchase price equal to $10,000 per Series P Preferred Unit. Subject to the rights of the holders of the Series A Preferred Units described below, holders of the Series P Preferred Unit are entitled to receive $10,000 per Series P Preferred Unit plus an amount equal to all distributions accrued and unpaid on the Series P Preferred Unit, in the event of liquidation, dissolution or winding up of the Company. Subject to the rights of the holders of the Series A Preferred Units described below, the Series P Preferred Unit holders are entitled to receive a distribution payable equal to 7.50% cumulative but not compounded annual return on the Series P Preferred Unit purchase price and may receive a bonus distribution based on the timing and amount of each holder’s investment as defined within the Partnership Agreement. The Series P Preferred Units will be redeemed by the Partnership on the occurrence of the earlier of the following: a) in connection with a hardship on the Partnership, b) in connection with a listing of LF REIT III’s shares of common stock on a national securities exchange, a liquidation event or approval for a strategic transaction, c) at any point on or after December 31, 2025 or d) December 31, 2034. The Series P Preferred Unit holders are not permitted to take part in the management or control of the business of the Operating Partnership; however, they have the right to approve amendments to the Partnership Agreement that impact the allocations and distributions of the Series P Preferred Units, except for the issuance of additional interests to the Operating Partnership. Gross income and gains are allocated to the holder of the Series P Preferred Units for any fiscal year to the extent that the holder of the Series P Preferred Units receives a distribution.

The Company has classified the Series P Preferred Units as a liability in accordance with ASC 480 due to the mandatory redemption feature. The accretion of the Series P Preferred Units is recorded as interest expense in the consolidated statement of operations. During 2024, the Company issued 35 units of Series P Preferred Units in an amount of $350,000. This amount is included as a liability as within the line item of Mandatorily redeemable preferred units, Series P, net of offering costs of $146,425. For the year ended December 31, 2024, the Company recorded $13,226 of distributions which are included within interest expense within the consolidated statements of operations. At December 31, 2024, this amount is payable and included within distributions payable in the consolidated balance sheets. As of the date of this filing these have remained unpaid.

Series A Preferred Units

The Company created a series of limited partnership units the OP designated as Series A Preferred Units, and may issue up to 40,000,000 Series A Preferred Units in accordance with the Partnership Agreement. Holders of the Series A Preferred Unit are entitled to receive distributions either in the form of cash distributions or in-kind distributions based on the terms outlined in the Partnership Agreement. The Series A Units will be redeemed by the Partnership on the occurrence of the earlier of the following: a) at the option of the OP, b) upon receiving proceeds from a refinancing or disposition from certain hotels as named or to be named in the Contribution Agreement, or c) in connection with a listing of LF REIT III’s shares of common stock on a national securities exchange, a liquidation event or approval for a strategic transaction. The Series A Preferred Unit holders are not permitted to take part in the management or control of the business of the Operating Partnership; however, there are certain protective provisions with regard to the Series A Preferred Units that could be impactful to the stature or preference of the Series A Preferred Unit holders as defined within the Partnership Agreement. No income or loss is allocated to the Series A Preferred Unit holders.

The Company has classified the Series A Preferred Units as equity in accordance with ASC 480 since there are several conditions that would cause the Company to require mandatory redemption of the Series A Preferred Units.

In connection with the establishment of both the Series P Preferred Units and the Series A Preferred Units, there are special provisions added to the Partnership Agreement with regard to the Series P Preferred Units that are solely within the control of the Company:

a) the first $1,250,000 of net proceeds received by the Partnership from the sales of Series P Preferred Units will be retained by the Partnership,

b) remaining proceeds between $1,250,000 and $2,297,000 from the sales of Series P Preferred Units will be used to pay (i) accrued interest on the loans of the Fort Collins Property and the Courtyard Aurora Property through December 31, 2024 prior to refinancing those loans or (ii) redeem outstanding Series A Preferred Units in exchange for contribution of those loans pursuant to the Contribution Agreement

c) remaining proceeds between $2,297,000 and $9,847,000 from the Sale of Series P Preferred Units will be retained by the Partnership

d) remaining proceeds greater than $9,847,000 from the Sale of Series P Preferred Units: (i) until March 24, 2025, 50% of such additional net proceeds will be used to redeem the Series A Preferred Units and the remaining 50% will be retained by the Partnership, and (ii) after March 24, 2025, 75% of the additional proceeds will be used to redeem the Series A Preferred Units and the remaining 25% will be retained by the Partnership.

Concurrently, the Company entered into the Contribution Agreement to restructure four of its loans (See Note 6 – Debt.) During 2024, the Company issued 4,067,659 Series A Preferred Units amounting to $4,067,659. As of December 31, 2024, there were no distributions accrued with respect to the Series A Preferred Units.

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

Common Stock

Initial Offering

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, at a price of $10.00 per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in December

2021, to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of December 31, 2024, the Company had issued and sold 10,298,999 shares of common stock, including 1,215,332 shares attributable to our DRIP, and received aggregate proceeds of $100.7 million.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company, purchasing shares of common stock at 95% of the then-current share net asset value (“NAV”).

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279	$(797,789)
Second Quarter 2024	1,181,705	0.113	820,706	176,589	997,295	2,025,385
Third Quarter 2024	876,877	0.083	1,192,192	193,549	1,385,741	(813,219)
Fourth Quarter 2024	—	—	(1,162)	1,162	(0)	(1,983,176)
	$2,364,648	$0.225	$2,914,797	$480,518	$3,395,315	$(1,568,799)

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2023	$1,779,846	$0.175	$1,424,802	$395,820	$1,820,622	$264,655
Second Quarter 2023	1,794,077	0.175	1,317,166	384,772	1,701,938	3,484,371
Third Quarter 2023	1,816,105	0.175	1,344,743	381,033	1,725,776	2,155,873
Fourth Quarter 2023	1,826,402	0.175	1,433,319	335,912	1,769,231	(2,345,442)
	$7,216,430	$0.700	$5,520,030	$1,497,537	$7,017,567	$3,559,457

(1)	Distributions for the period from January 1, 2023 through December 31, 2023 were payable to each stockholder as 100% in cash on a monthly basis. No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through August 31, 2024 were payable to each stockholder as 100% in cash. No distributions were declared for the period of September 1, 2024 through December 31, 2024
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	Distributions for the period from January 1, 2023 through December 31, 2023 were paid on a monthly basis. In general, distributions for all record dates of a given month during such period are paid on or about the tenth day of the following month. No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through August 31 2024. No distributions were declared for the period of September 1, 2024 through December 31, 2024

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan. The Company repurchased no shares during the years ended December 31, 2024 and 2023. As of December 31, 2024, all redemption proceeds had been paid. As of December 31, 2024, the Company had $1,466,850 available for eligible repurchases.

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

Non-Controlling Interests

As of December 31, 2024, the Operating Partnership had seven classes of Limited Partner Units – 1) the Common LP Units, 2) the Series B LP Units, 3) the Series T LP Units, 4) the Series GO LP Units, 5) the Series GO II LP Units, 6) Series P Preferred Units, and 7) Series A Preferred Units. The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects (as defined below).

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2024, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit at the time of issuance, in connection with the Northbrook Property acquisition and El Paso Airport Property acquisition.

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

As of December 31, 2024, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T

LP Units at the time of conversion. As of December 31, 2024, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the years ended December 31, 2024 and 2023, the Company declared distributions of $48,263 and $0.2 million, respectively.

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

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Units Offering for sales which were pending as of that date. As of December 31, 2024, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

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

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The purchase price of the Series GO II LP Units in the offering is equal to 75% of the Share NAV and, based on the current Share NAV, is $7.93 per Series GO II LP Unit. The Series GO II LP Units will be specially allocated all Net Income (including book up income) in proportion to the 25% issue price shortfall, until the positive Capital Account balance of each Series GO II LP Unit is equal to the Share NAV. As a result, the issuance of the Series GO II LP Units will be dilutive to the General Partner Units and therefore, to the shares of common stock of the Company. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, the Company’s Board of Directors extended the term of the GO II Unit Offering to March 31, 2025. As of December 31, 2024, the Operating Partnership had issued and sold 507,335 Series GO II LP Units and received aggregate proceeds of $3.8 million.

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

13. REPORTABLE SEGMENTS

As of December 31, 2024, we have one operating segment, our consolidated hotel properties. Our CODM, who is our chief executive officer, evaluates our consolidated hotel properties primarily based on house profit when deciding how to allocate resources, in making other day-to-day operating decisions and evaluating our operating performance against other companies within our industry.

House Profit, presented herein, is calculated as revenues generated through hotel operations (room revenue and food & beverage revenue) less total segment expenses in connection with operating the hotels, which includes all department expenses incurred in connection with supporting the operations (i.e. franchise fees, management fees, sales and marketing and certain general and administrative expenses). The Company believes House Profit is useful to investors because it helps the Company and its investors evaluate the ongoing operating performance of the Company by removing the impact of its capital structure (primarily interest expense) and its asset base (primarily depreciation and amortization). The Company further excludes the following items that are not reflective of its ongoing operating performance or incurred in the normal course of business, and thus not utilized in the CODM’s analysis to allocate resources and assess operating performance of the Company’s business:

●	gains or losses from sales of hotel properties
●	real estate related impairments
●	actual corporate-level expenses, which includes property taxes and insurance and other owner-level expenses and any acquisition expenses
●	other corporate income, including interest income.

The following table presents our reportable segment revenues reconciled to our consolidated amounts, reportable segment expenses and House Profit reconciled to net loss:

	For the Years Ended December 31,
	2024	2023
Revenues
Room revenue	$69,484,481	$70,159,314
Other revenue	4,761,914	4,655,893
Total segment revenue	74,246,395	74,815,207

Expenses
Room Expense	17,272,363	17,382,217
Other departmental and support expense	12,191,460	12,426,628
Franchise fees	6,368,166	6,278,185
Management fees	2,323,728	2,483,538
Sales and marketing	4,823,461	4,689,339
General and Administrative	6,878,498	6,789,387
Total segment expenses	49,857,676	50,049,294

House Profit	24,388,719	24,765,913
Other (income)	(84,428)	(1,128,739)
Property taxes and insurance	6,361,645	6,108,486
Corporate general and administrative expense	5,146,975	3,746,078
Corporate sales and marketing expense	62,572	161,212
Corporate asset management fees	2,451,957	2,683,975
Acquisition expense	34,353	1,333,267
Owner expense	3,827,187	473,306
Depreciation and amortization	10,583,112	10,396,448
Interest expense	17,500,035	14,621,824
Income tax expense (benefit)	(210,060)	(254,344)
Impairment loss	3,992,772	—
Loss from sale of hotel property	4,638,883	—
Net Loss	$(29,916,284)	$(13,375,600)

14. SUBSEQUENT EVENTS

Western Line of Credit Amendments

The Company and Western State Bank are working to finalize an extension of the Western Line of Credit as of the date of this filing, however there can be no assurance that an extension will be granted.

Mortgage Loan Modifications

El Paso HI Property

On January 16, 2025, the Company modified the mortgage loan secured by the El Paso Holiday Inn, which increased the interest to 12.00% and extended the maturity date to May 31, 2025, provided certain conditions are met.

Cedar Rapids Property and Eagen Property

On February 26, 2025, the Company entered into a Change in Terms Agreement with Western State Bank to amend the existing loans secured by the Cedar Rapids Property and the Eagan Property to extend the maturity date of each loan to March 31, 2025 and to increase the interest rate of each loan to a fixed rate of 9.50%.

The Company and Western State Bank are working to finalize an extension of the loans secured by the Cedar Rapids Property and the Eagan property as of the date of this filing, however there can be no assurance that an extension will be granted.

Houston Property and Wichita Property

On March 27, 2025, the Company entered into a Forbearance Agreement with Choice Financial Group for the Houston Property and the Wichita Property whereby the Company is required to make payments in the amount aggregating approximately $204,000, accrue interest on each loans secured by the Houston Property and the Wichita Property at a rate of Prine Rate plus 0.50%, and the assignment of sale proceeds from the completion of the pending sale of Pineville HGI in payment for various obligations on the Houston Property and Wichita Property. In addition, Corey Maple is required to guarantee 50% of each of the indebtedness of the Houston Property and the Wichita Property.

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

GO II Unit Offering

On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. The Operating Partnership has issued and sold 636,945 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $4.8 million as of the date of this filing.

Termination of NHS Property Management Agreements

On February 10, 2025, the Company entered into hotel management agreements (each, an “Agreement”) with Hotel Equities Group, LLC (“Hotel Equities”), a hotel management company based in Atlanta, Georgia, with respect to each of the eight hotel properties (the “Properties”) that were under hotel management agreements with NHS, a hotel management company owned primarily by Norman Leslie, an officer and director of the Company who is also a 50% owner of the Company’s Sponsor. Hotel Equities is currently providing certain management duties with respect to the Properties pursuant to a partnership agreement with NHS entered into in 2023, pursuant to which NHS received a loan from Hotel Equities and an ongoing revenue participation on certain hotels subject to the partnership agreement in exchange for NHS delegating certain hotel operational duties to Hotel Equities. The newly executed Agreements between the Company and Hotel Equities are not within the scope of this partnership agreement. The hotel management agreements with the Properties were terminated, effective as of this date. The Company did not incur any material early termination penalties in connection with such terminations.

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

******

LODGING FUND REIT III, INC. - SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2024

						Costs
						Capitalized
						Subsequent to
				Initial Cost		Acquisition	Gross Amounts at End of Year
					Building,	Building,		Building,
				Land and	Building	Building	Land and	Building
	Date	Number		Land	Improvements	Improvements	Land	Improvements		Accumulated	Depreciable
Description	Acquired	of Rooms	Encumbrances	Improvements	and FF&E	and FF&E	Improvements	and FF&E	Total(1)	Depreciation	Lives
Holiday Inn Express - Cedar Rapids, IA	Nov - 2018	83	$5,619,577	$1,536,966	$6,321,367	$969,502	$1,547,077	$7,290,869	$8,837,946	$(1,878,654)	3 - 40 yrs.
Hampton Inn - Eagan, MN	Jun - 2019	122	8,672,347	1,691,813	12,536,520	351,169	1,691,813	12,887,689	14,579,502	(2,829,264)	3 - 40 yrs.
Home2 Suites - Prattville, AL	Jul - 2019	90	9,164,964	1,691,954	13,414,060	203,962	1,691,954	13,618,022	15,309,976	(2,604,827)	3 - 40 yrs.
Home2 Suites - Lubbock, TX	Dec - 2019	100	6,851,578	803,229	13,906,502	1,639,332	803,229	15,545,834	16,349,063	(2,748,368)	3 - 40 yrs.
Fairfield Inn & Suites - Lubbock, TX	Jan - 2020	101	8,639,616	982,934	15,261,162	213,230	982,934	15,474,392	16,457,326	(3,141,888)	3 - 40 yrs.
Homewood Suites - Southaven, MS	Feb - 2020	99	18,000,000	1,593,232	19,351,858	332,709	1,593,232	19,684,567	21,277,799	(3,250,805)	3 - 40 yrs.
Courtyard by Marriott - Aurora, CO	Feb - 2021	141	14,935,816	4,400,098	19,668,031	338,889	4,400,098	20,006,920	24,407,018	(2,864,450)	3 - 40 yrs.
Holiday Inn - El Paso, TX	May - 2021	175	7,600,000	1,747,553	8,913,467	3,812,266	1,747,553	12,725,733	14,473,286	(1,830,038)	3 - 40 yrs.
Hilton Garden Inn - Houston, TX	Aug - 2021	182	13,484,507	3,168,376	17,659,977	5,089,808	3,168,376	22,749,785	25,918,162	(2,403,511)	3 - 40 yrs.
Sheraton Hotel - Northbrook, IL	Dec - 2021	160	—	2,856,747	16,859,016	(50,742)	2,856,747	16,808,274	19,665,021	(1,589,076)	3 - 40 yrs.
Hampton Inn & Suites - Fargo, ND	Jan - 2022	90	6,966,110	2,041,684	9,700,538	215,709	2,041,684	9,916,247	11,957,931	(882,416)	3 - 40 yrs.
Courtyard by Marriott - El Paso, TX	Feb - 2022	90	9,800,349	1,856,428	13,596,806	163,774	1,856,428	13,760,580	15,617,008	(1,486,886)	3 - 40 yrs.
Fairfield Inn & Suites - Lakewood, CO	Mar - 2022	142	16,896,801	2,091,051	17,571,066	460,925	2,091,051	18,031,991	20,123,042	(1,832,107)	3 - 40 yrs.
Residence Inn - Fort Collins, Co	Aug - 2022	113	13,507,608	2,402,288	13,943,721	2,595,046	2,402,288	16,538,767	18,941,055	(993,707)	3 - 40 yrs.
Hilton Garden Inn - El Paso, TX	Aug - 2022	153	12,033,256	4,862,172	17,600,000	263,693	4,862,172	17,863,693	22,725,865	(2,015,865)	3 - 40 yrs.
Hilton Garden Inn - Pineville, NC	Aug - 2022	113	6,920,518	1,891,718	9,385,430	62,979	1,891,718	9,448,409	11,340,127	(883,111)	3 - 40 yrs.
Hilton Garden inn - Charlotte, NC	Aug - 2022	112	9,666,024	1,622,610	14,233,777	112,353	1,622,610	14,346,130	15,968,740	(1,175,967)	3 - 40 yrs.
Holiday Inn Express - Wichita Property	Dec - 2022	84	5,589,430	632,735	7,001,575	551,785	632,735	7,553,360	8,186,095	(501,188)	3 - 40 yrs.
		2,150	$174,348,501	$37,873,588	$246,924,873	$17,326,389	$37,883,699	$264,251,262	$302,134,962	$(34,912,128)
(1)The aggregate cost for federal income tax purposes is approximately $301.7 million at December 31, 2024 (unaudited).

Investment in Real Estate:	2024	2023
Balance at beginning of period	$314,816,929	$307,676,640
Improvements	4,171,700	7,140,289
Assets held for sale	(23,316,095)	-
Impairment	(3,992,772)	-
Sale of hotel property	(16,054,082)	-
Asset write-offs	(799,585)	-
Balance at end of period	$274,826,095	$314,816,929

Accumulated Depreciation:	2024	2023
Balance at beginning of period	$27,469,450	$17,458,998
Depreciation expense	10,121,972	10,054,083
Assets held for sale	(2,059,078)	-
Sale of hotel property	(2,565,199)	-
Asset write-offs	(114,095)	(43,631)
Balance at end of period	$32,853,050	$27,469,450

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LODGING FUND REIT III, INC.

Date: April 28, 2025	By:	/s/ Norman H. Leslie
Norman H. Leslie
President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date	Name and Title

April 28, 2025	/s/ Norman H. Leslie
Norman H. Leslie, President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer and Director (principal executive officer)

April 28, 2025	/s/ Samuel C. Montgomery
Samuel C. Montgomery, Chief Financial Officer (principal financial officer and principal accounting officer)

April 28, 2025	/s/ Corey R. Maple
Corey R. Maple, Chairman of the Board and Director

April 28, 2025	/s/ David G. Ekman
David G. Ekman, Director

April 28, 2025	/s/ Jeffrey T. Leighton
Jeffrey T. Leighton, Director

April 28, 2025	/s/ Perry Rynders
Perry Rynders, Director