Form 10-Q
period 2025-03-31
Lodging Fund REIT III, Inc.
filed 2025-06-03
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of June 2, 2025, there were 10,013,042 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Investment in hotel properties, net of accumulated depreciation and amortization of $35,781,479 and $33,318,590	$239,922,941	$241,973,045
Cash and cash equivalents	2,338,822	2,354,025
Restricted cash	7,157,241	7,986,767
Accounts receivable, net	1,176,699	1,092,900
Franchise fees, net	1,581,933	1,616,447
Prepaid expenses and other assets	515,809	2,007,058
Assets held for sale	21,945,545	21,829,784
Total Assets (variable interest entities - $21,490,235 and $22,117,277)	$274,638,990	$278,860,026

Liabilities and Equity
Debt, net	$174,868,685	$175,362,117
Finance lease liabilities	13,121,797	13,185,884
Accounts payable	8,983,400	6,101,337
Accrued expenses	7,956,945	9,133,344
Distributions payable	265,370	276,408
Due to related parties	13,754,760	13,821,435
Other liabilities	4,053,492	3,791,457
Mandatorily redeemable Series P preferred units, net	183,547	203,575
Liabilities related to assets held for sale	17,531,891	16,512,618
Total liabilities (variable interest entities - $16,911,832 and $17,011,733)	240,719,887	238,388,175

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 10,013,043 and 10,011,475 shares issued and outstanding	100,130	100,114
Additional paid-in capital	97,864,003	97,847,449
Accumulated deficit	(117,422,234)	(112,066,946)
Total stockholders' deficit	(19,458,101)	(14,119,383)
Non-controlling interest – Series B LP Units	(5,822,640)	(5,482,556)
Non-controlling interest – Series GO LP Units	4,560,006	5,606,139
Non-controlling interest – Series GO II LP Units	3,109,465	2,639,750
Non-controlling interest – Series T LP Units	45,475,938	45,475,938
Non-controlling interest – Series Pref A Units	4,067,409	4,067,409
Non-controlling interest – Common LP Units	1,987,026	2,284,554
Total equity	33,919,103	40,471,851
Total Liabilities and Equity	$274,638,990	$278,860,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Room revenue	$14,165,045	$14,887,191
Other revenue	1,233,798	1,084,232
Total revenue	15,398,843	15,971,423

Expenses
Property operations	8,288,733	8,718,484
General and administrative	2,572,590	3,118,439
Sales and marketing	1,276,639	1,161,073
Franchise fees	1,255,698	1,385,881
Management fees	1,060,154	1,190,239
Acquisition expense	9,979	8,542
Depreciation and amortization	2,467,600	2,726,851
Total expenses	16,931,393	18,309,509

Other Income (Expense)
Other (expense) income, net	(440,204)	(262,404)
Interest expense	(4,872,285)	(3,859,465)
Total other expense	(5,312,489)	(4,121,869)

Net Loss Before Income Taxes	(6,845,039)	(6,459,955)

Income tax benefit	42,673	84,468

Net Loss	(6,802,366)	(6,375,487)

Net loss attributable to non-controlling interest - Series B LP Units	(340,084)	(318,732)
Net loss attributable to non-controlling interest - Series GO LP Units	(1,046,133)	(1,005,950)
Net loss attributable to non-controlling interest - Series GO II LP Units	(220,284)	(75,106)
Net loss attributable to non-controlling interest - Common LP Units	(297,528)	(286,100)

Net Loss Attributable to Common Stockholders	$(4,898,337)	$(4,689,599)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.49)	$(0.47)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	10,011,838	9,957,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Non-Controlling Interest
			Additional		Total
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series GO 2	Series T	Series Pref	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	A Units	LP Units	Equity
Balance at December 31, 2023	9,955,668	$99,556	$97,285,211	$(86,154,207)	$11,230,560	$(3,869,459)	$10,933,302	$765,162	$45,524,201	$—	$3,720,284	$68,304,050
Issuance of common stock	1,526	15	14,985	—	15,000	—	—	—	—	—	—	15,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	650,000	—	—	—	650,000
Offering costs	—	—	—	(609,699)	(609,699)	—	(6)	(22,049)	—	—	—	(631,754)
Distributions declared ($0.029 per share)	—	—	—	(290,762)	(290,762)	(15,303)	(91,131)	—	—	—	(17,853)	(415,049)
Distributions reinvested	10,877	109	109,109	—	109,218	—	—	—	—	—	—	109,218
Net loss	—	—	—	(4,689,599)	(4,689,599)	(318,732)	(1,005,950)	(75,106)	—	—	(286,100)	(6,375,487)
Balance at March 31, 2024	9,969,071	$99,690	$97,419,865	$(91,744,267)	$5,775,288	$(4,203,494)	$9,836,215	$1,318,007	$45,524,201	$—	$3,416,331	$61,666,548

Balance at December 31, 2024	10,011,475	$100,114	$97,847,449	$(112,066,946)	$(14,119,383)	$(5,482,556)	$5,606,139	$2,639,750	$45,475,938	$4,067,409	$2,284,554	$40,471,851
Issuance of common stock	568	6	5,994	—	6,000	—	—	—	—	—	—	6,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	725,000	—	—	—	725,000
Offering costs	—	—	—	(456,951)	(456,951)	—	—	(35,001)	—	—	—	(491,952)
Net loss	—	—	—	(4,898,337)	(4,898,337)	(340,084)	(1,046,133)	(220,284)	—	—	(297,528)	(6,802,366)
Balance at March 31, 2025	10,013,043	$100,130	$97,864,003	$(117,422,234)	$(19,458,101)	$(5,822,640)	$4,560,006	$3,109,465	$45,475,938	$4,067,409	$1,987,026	$33,919,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(6,802,366)	$(6,375,487)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,467,600	2,726,851
Stock-based compensation	10,570	10,570
Amortization of franchise fees	34,514	43,264
Amortization of deferred financing costs and debt premiums	310,331	(49,239)
Loss on disposal of fixed assets	210,504	5,672
Deferred tax expense	(42,673)	(84,468)
Change in operating assets and liabilities:
Accounts receivable	(105,158)	578,536
Prepaid expenses and other assets	1,483,829	(368,908)
Decrease in finance lease liability	(64,087)	(63,556)
Accounts payable	2,923,882	1,118,853
Accrued expenses	(869,188)	(1,096,976)
Due to related parties	(110,825)	1,371,832
Other liabilities	948,932	1,385,267
Net cash provided (used in) by operating activities	395,865	(797,789)
Cash Flows from Investing Activities:
Improvements and additions to hotel properties	(634,806)	(1,709,100)
Net cash used in investing activities	(634,806)	(1,709,100)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	4,018,518	16,896,801
Proceeds from lines of credit	493,000	1,539,023
Principal payments on mortgage debt	(316,832)	(14,516,784)
Principal payments on lines of credit	(4,842,099)	(335,400)
Payments of deferred financing costs	(156,350)	(143,405)
Proceeds from issuance of common stock	6,000	15,000
Proceeds from issuance of GO II Units	725,000	650,000
Payments of offering costs related to Series P Preferred Units	(20,028)	—
Payments of offering costs	(421,958)	(800,628)
Distributions paid	(11,038)	(688,142)
Net cash (used in) provided by financing activities	(525,787)	2,616,465
Net change in cash, cash equivalents, and restricted cash	(764,728)	109,576
Beginning Cash, Cash Equivalents, and Restricted Cash	10,361,842	12,944,329
Ending Cash, Cash Equivalents, and Restricted Cash	$9,597,114	$13,053,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,078,109	$4,857,548
Income taxes paid	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt issued for refinance of Lakewood Property	$—	$4,896,801
Offering costs included in accounts payable	$26,019	$28,446
Offering costs included in due to related parties	$43,975	$(197,320)
Distributions included in due to related parties	$—	$15,303
Reinvested distributions	$—	$109,218

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

Cash and cash equivalents, end of period	$2,338,822	$4,471,571
Restricted cash, end of period	7,157,241	8,582,334
Cash, cash equivalents, and restricted cash, end of period	$9,496,063	$13,053,905
Cash and cash equivalents, end of period included in assets held for sale	101,051	—
Restricted cash, end of period included in assets held for sale	—	—
Cash, cash equivalents, and restricted cash, end of period (including cash, cash equivalents and restricted cash held for sale)	$9,597,114	$13,053,905

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. As of March 31, 2025, the OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and six classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), Series Growth & Opportunity II (“GO II”) Limited Partner Units (“Series GO II LP Units”), Series T Limited Partnership Units (“Series T LP Units”), Series P Preferred Units (“Series P Preferred Units”), and Series A Preferred Units (“Series A Preferred Units”). LF REIT III was the sole general partner of the OP, as of March 31, 2025 and December 31, 2024. As of March 31, 2025, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,124,503 Series GO LP Units, 601,874 Series GO II LP Units, 5,073,506 Series T LP Units, 35 Series P Preferred Units, and 4,067,659 Series A Preferred Units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results to be attained in the entire fiscal year or for any subsequent period.

The unaudited condensed consolidated financial statements include the accounts of LF REIT III, the OP, its wholly-owned subsidiaries and entities in which the Company has a controlling financial interest, including variable interest entities (“VIEs”) where the Company is the primary beneficiary. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of the rights held by other interests. If the entity is considered to be a VIE, the Company determines whether the Company is the primary beneficiary, and then consolidates those VIEs for which the Company has determined that the Company is the primary beneficiary. If the entity in which the Company holds an interest does not meet the definition of a VIE, the Company evaluates whether the Company has a controlling financial interest through the Company’s voting interest in the entity. The Company consolidates entities when the Company owns more than 50 percent of the voting shares of a company or otherwise has a controlling financial interest. References in these financial statements to the net loss attributable to stockholders do not include non-controlling interests, which represent the outside ownership interests of the Company’s consolidated, non-wholly owned entities and are presented separately in the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

For the three months ended March 31, 2025 and March 31, 2024, there were no acquisitions in hotel properties.

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

The Company evaluates its hotel properties for indicators of impairment. If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal. Other than the Pineville HGI Property and the Charlotte Property (see Note 3), there were no indicators of impairment to the hotel properties and no impairment charges were recorded for the three months ended March 31, 2025.  There were no indicators of impairment and no impairment charges recorded for the three months ended March 31, 2024.

Assets Held for Sale— The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year. If these criteria are met, the Company will cease recording depreciation and amortization and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group. The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the

Company’s consolidated balance sheets. If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs. As of March 31, 2025 and December 31, 2024, the Company had two hotels classified as held for sale, both of which were sold to unrelated third parties on May 14, 2025, as discussed further in Note 3.

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $0.7 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively, and is included in sales and marketing in the condensed consolidated statements of operations.

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

Accounts Receivable—Accounts receivable consist primarily of receivables due from hotel guests for room stays and meeting and banquet room rentals, which are uncollateralized customer obligations. Management determines the likelihood of collectability of receivables on an individual customer basis, based on the amount of time the balance has been outstanding, likelihood of collecting, and the customer’s current economic status. The carrying amount of the accounts receivables is reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. As of March 31, 2025 and December 31, 2024, there was no allowance for credit losses.

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

Stock-Based Compensation—The Company compensates its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and the Company recognizes stock-based compensation expense in the quarter they are issued based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $10,570 and $10,570 for the three months ended March 31, 2025 and 2024, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

Net Loss Per Share of Common Stock—Basic net loss per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted net loss per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. Basic and diluted net loss per common share were the same for the periods presented.

Preferred Stock—The Company has two series of preferred limited partner units -Series P Preferred Units (“Series P Preferred Units”) and Series A Preferred Units (“Series A Preferred Units”).

The Company accounts for both the Series P Preferred Units and Series A Preferred Units pursuant to the guidance within ASC 480 – Distinguishing Liabilities from Equity. The Series P Preferred Units are classified as a liability (see Note 8); the Series A Preferred Units are classified as permanent equity (See Note 9).

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

The Company’s financial instruments as of March 31, 2025 and December 31, 2024 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the condensed consolidated financial statements approximate their fair value as of March 31, 2025.

The Company records its mandatorily redeemable Series P Preferred Units at fair value based on the present value of the amount to be paid at redemption date, less unamortized offering costs.  Since these units are not actively traded and the fair value is based on observable inputs, the Series P preferred units are classified as Level 2 within the fair value hierarchy.

Recent Accounting Pronouncements—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This update requires disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. The adoption of this ASU is expected to only impact the notes to the Company’s condensed consolidated financial statements by requiring additional disclosure but will have no impact on the Company’s condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which provides for enhanced disclosures for public business entities on certain income statement items by:  i) presenting the following within tabular format - a) purchases of inventory, b) employee compensation, c) depreciation, d) intangible asset amortization, e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities - ii) providing a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and iii) disclosing the definition of selling expenses in addition to disclosing the total amount of selling expenses. The new standard is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.  The Company is evaluating the impact the adoption this ASU will have on the Company’s consolidated financial statements.

Reclassifications—Certain amounts included in the March 31, 2024 condensed consolidated financial statements have been reclassified to conform to the March 31, 2025 presentation.

3. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Land and land improvements	$27,154,255	$27,154,255
Building and building improvements	216,915,635	217,125,199
Furniture, fixtures, and equipment	23,563,352	23,228,076
Right-of-use asset - ground lease	7,340,868	7,340,868
Construction in progress	730,310	443,237
Investment in hotel properties, at cost	275,704,420	275,291,635
Less: accumulated depreciation and amortization	(35,781,479)	(33,318,590)
Investment in hotel properties, net	$239,922,941	$241,973,045

As of March 31, 2025, the Company consolidated eighteen hotel properties, consisting of seventeen hotel properties owned by the Company and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, with an aggregate of 2,150 rooms located in ten states.

Property Improvement Plan

Throughout the duration of the Company's investment in hotels, the Company would undergo a Property Improvement Plan (PIP) every 7 years in order to algin with the franchise agreement of the respective hotels.  These plans can have a duration between 1-2 years before the improvements are fully completed.  As of March 31, 2025, the Company has committed $5.3 million as a part of its capital improvement program which is included within restricted cash on the consolidated balance sheets.

Properties Under Contract

On April 15, 2024, the Operating Partnership and Stow Hotel Associates, LLC (the “Stow Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreements (the “Hampton Stow Contribution Agreement” and “Staybridge Stow Contribution Agreement”) for the acquisition of two hotels. As required by the Contribution Agreements, the Operating Partnership deposited $100,000 in aggregate ($50,000 for each hotel) into an escrow as earnest money pending the closing or termination of each Contribution Agreement.

The Company terminated the Hampton Stow Contribution Agreement and the Staybridge Stow Contribution Agreement on March 1, 2025. The earnest money deposits were fully refunded to the Operating Partnership.

Variable Interest Entity

On August 10, 2022, the Company acquired an equity and profits interest in an entity that owns one hotel in El Paso, Texas (the “El Paso University Property”). Through its ownership, the Company can make decisions in connection with not just day-to-day operations, but also major improvements, repairs and financing activities.  Furthermore, the Company not only can receive distributions from the El Paso University Property, but also has the obligation to fund capital improvements and participates in any shortfalls.  Since the Company has both: a) the power to direct the activities that most significantly affect its economic performance and b) the obligation to absorb its losses and the right to receive benefits that could be significant to it, the Company is considered to be the primary beneficiary of the El Paso University Property and consolidates this entity. The Company’s condensed consolidated balance sheet includes the following assets and liabilities of this entity:

	March 31,	December 31,
	2025	2024
Assets
Investment in hotel properties, net of accumulated depreciation of $2,160,293 and $2,015,865	$20,340,076	$20,710,000
Cash and cash equivalents	286,150	262,857
Restricted cash	418,404	573,748
Accounts receivable, net	387,166	502,570
Prepaid expenses and other assets	58,439	68,102
Total Assets	$21,490,235	$22,117,277

Liabilities
Debt, net	$11,874,072	$11,917,800
Finance lease liability	4,525,812	4,638,771
Accounts payable	84,902	411,057
Accrued expenses	227,045	130,668
Other liabilities	200,001	(86,563)
Total liabilities	$16,911,832	$17,011,733

Ground Leases

The Company has ground leases on two of its Hotel Properties in which a right-of-use asset and corresponding finance lease liability is recognized pursuant to ASC 842:

a)	Sheraton Northbrook - matures in 2067 and has a yearly base rent that increases 3% every year through maturity. As of March 31, 2025, this finance lease had a discount rate of 7.75%.
b)	El Paso University - matures in 2054 and has annual rentals comprised of a base rent due at the beginning of the year plus, if applicable, a percent of revenue in excess of the base rent. The annual base rent of the El Paso ground lease is adjusted every five years by an average of a percent of the annual revenue in preceding years. If revenue remains below the previous five-year base rent, then there is no change to base rent. As of March 31, 2025, the finance lease had a discount rate of 9.00%.

For the three months ended March 31, 2025 and 2024, the Company recognized aggregate interest expense of $237,574 and $242,467, respectively and right-of-use amortization expense of $165,414 and $165,414, respectively related to the finance lease, which is included within “Depreciation and amortization” on the condensed consolidated statements of operations.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s condensed consolidated balance sheet as of March 31, 2025.

2025 (9 months)	$359,320
2026	645,791
2027	660,511
2028	675,672
2029	691,288
Thereafter	42,649,837
Total finance lease payments	45,682,419
Interest	(32,560,622)
Present value of finance lease liabilities	$13,121,797

Assets Held for Sale

On December 2, 2024, the Company entered into two purchase and sale agreements for the Hilton Garden Inn – Pineville (the “Pineville HGI Property”) and the Hilton Garden Inn – Charlotte (the “Charlotte Property”). As of March 31, 2025 and December 31, 2024, the Pineville HGI Property and the Charlotte Property were classified as held for sale. Depreciation and amortization ceased as of the date the assets were deemed held for sale. The assets held for sale are measured at the lower of their carrying amount or fair value less costs to sell. At December 31, 2024, the Company recorded an impairment of $3,992,772, which was included within investments in hotel properties in the table below. At March 31, 2025, the Company did not record any additional impairment in connection with the pending sale of these properties. Since the sale of these hotels does not represent a strategic shift that has (or will have) a major effect on the Company’s operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements. These properties were sold for an aggregate sales price of $22,775,000 and both of these sales closed on May 14, 2025.

The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024
Assets
Investments in hotel properties	$21,263,823	$21,257,017
Cash and cash equivalents	101,051	21,050
Accounts receivable, net	79,176	57,817
Franchise fees, net	293,611	293,611
Prepaid expenses and other assets	207,884	200,289

Assets held for sale	$21,945,545	$21,829,784

Liabilities
Debt, net	$15,921,605	$15,921,605
Accounts payable	430,836	362,998
Accrued expenses	467,399	160,188
Other liabilities	712,051	67,827

Liabilities related to assets held for sale	$17,531,891	$16,512,618

4. DEBT

At March 31, 2025 and December 31, 2024, all forms of debt consists of the following:

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	March 31,	Maturity	March 31,	December 31,
	2025	Date	2025	2024
Holiday Inn Express - Cedar Rapids(1)	9.50%	3/31/2025	$5,592,402	$5,619,577
Hampton Inn - Eagan(1)	9.50%	3/31/2025	8,590,419	8,672,347
Home2 Suites - Prattville(2)	7.31%	11/4/2029	9,183,482	9,164,964
Home2 Suites - Lubbock	4.69%	10/6/2026	6,830,515	6,851,578
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,594,322	8,639,616
Homewood Suites - Southaven	7.77%	12/6/2029	17,940,719	18,000,000
Courtyard by Marriott - Aurora(3)(4)	10.43%	2/5/2025	14,935,816	14,935,816
Holiday Inn - El Paso(4)	12.00%	5/31/2025	7,600,000	7,600,000
Hilton Garden Inn - Houston	3.85%	9/2/2026	13,484,416	13,484,482
Hampton Inn - Fargo	4.00%	3/1/2027	6,966,110	6,966,110
Hampton Inn - Fargo - 2nd Mortgage	16.00%	2/1/2026	4,000,000	—
Courtyard by Marriott - El Paso	6.01%	5/13/2027	9,800,349	9,800,349
Fairfield Inn & Suites - Lakewood(4)(5)	11.32%	10/5/2025	12,000,000	12,000,000
Fairfield Inn & Suites - Lakewood - A-1(4)	14.50%	3/27/2026	4,896,801	4,896,801
Residence Inn - Fort Collins(6)	10.58%	5/4/2025	11,200,000	11,200,000
Residence Inn - Fort Collins - CapEx(7)	11.83%	5/4/2025	1,806,143	1,806,143
Residence Inn - Fort Collins - A-1(4)	7.00%	8/2/2028	501,465	501,465
Hilton Garden Inn - El Paso	4.94%	8/6/2025	11,951,231	12,033,256
Holiday Inn Express - Wichita	6.41%	12/21/2027	5,589,430	5,589,430
Total Mortgage Debt			161,463,620	157,761,934
Premium on assumed debt, net			247,261	234,911
Deferred financing costs, net			(1,498,236)	(1,639,867)
Net Mortgage			160,212,645	156,356,978

$5.0 million line of credit - Western(1)(8)	8.50%	6/15/2024	492,040	4,151,139
$20.0 million revolving line of credit - A-1 Bonds	17.50%	12/31/2027	13,564,000	14,254,000
$0.6 million loan - NHS	7.00%	9/30/2025	600,000	600,000
Total Lines of Credit			14,656,040	19,005,139

Debt, net			$174,868,685	$175,362,117

(1)	The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(2)	Variable interest rate equal to SOFR Index plus 3.00%
(3)	Variable interest rate equal to 30-day LIBOR plus 6.00%, provided that LIBOR shall not be less than 1.00%. The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(4)	Loan is interest-only until maturity.
(5)	Variable interest rate equal to SOFR Index plus 7.00%.
(6)	Variable interest rate equal to SOFR Index plus 6.25%.
(7)	Variable interest rate equal to SOFR Index plus 7.50%.
(8)	Variable interest rate equal to U.S. Prime plus 1.00%

Mortgage Debt

The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of March 31, 2025, the estimated fair value of the Company’s mortgage debt was $159.4 million, compared to the gross carrying value $161.5 million. As of December 31, 2024, the estimated fair value of the Company’s mortgage debt was $158.6 million, compared to the gross carrying value $157.8 million.

Western Line of Credit Amendments

The Company and Western State Bank are working to finalize an extension of the Western Line of Credit as of the date of this filing, however there can be no assurance that an extension will be granted.

Mortgage Loan Modifications

From time to time, the Company may amend or refinance its existing mortgages. The Company follows guidance prescribed by FASB ASC 470, Debt, in order to determine whether a change in terms or an amendment would be accounted for as a modification or an extinguishment of debt. Under modification accounting, no gain or loss is recorded in connection with the debt, any new lender related fees are capitalized and amortized pursuant to the term of the related debt facility and any fees paid to the third parties are expensed as incurred. Under extinguishment accounting, a gain or loss may derive based on the difference between the fair value of the new debt and the carrying amount of the old debt, any fees paid to the existing lender are expensed as incurred and new fees are capitalized and amortized pursuant to the term of the related debt facility.

Contribution Agreement – Sheraton Northbrook, Residence Inn - Fort Collins and Courtyard by Marriot - Aurora

On December 24, 2024, the Company entered into a Contribution Agreement (the “Contribution Agreement”), Contribution Agreement to restructure four of its loans with Access Point Financial, LLC (the “Lender”) – 1) the mortgage loan secured by the Sheraton – Northbrook (“Sheraton Northbrook Loan) with unpaid principal balance of approximately $4.0 million, 2) the loans secured by the Residence Inn - Fort Collins Loan (“Fort Collins Loans”) with collective unpaid principal balance of approximately $13.0 million, 3) the mortgage loan secured by the Courtyard by Marriott – Aurora (Courtyard Aurora Loan) with unpaid principal balance of approximately $14.9 million. With respect to the Sheraton Northbrook Loan, the Lender received 4,067,409 Series A Preferred Units (See Note 9) amounting to $4,067,409 in exchange for all of the remaining unpaid principal and interest on the Sheraton Northbrook Loan. In accordance with ASC 470, Debt, the Company accounted for this exchange as an extinguishment of debt. Management concluded that the fair value of the unpaid principal and interest was the same as the fair value of the Series A Preferred Units issued and accordingly, no gain or loss was recorded in connection with this transaction.

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

Future Minimum Payments

As of March 31, 2025, the future minimum principal payments on the Company’s debt were as follows:

2025 (9 months)	$75,383,045
2026	29,743,019
2027	36,874,668
2028	1,898,388
2029	15,538,169
Thereafter	16,682,371
176,119,660

Premium on assumed debt, net	247,261
Deferred financing costs, net	(1,498,236)
$174,868,685

The $75.4 million of future minimum principal payments due in 2025 includes the maturities of the mortgage debt secured individually by the Cedar Rapids Property, Eagan Property, Prattville Property, El Paso Property, Lakewood Property, Fort Collins Property, El Paso University Property and Aurora Property, along with the Western Lines of Credit.

5. INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the period ended March 31, 2025 and did not pay any federal and state income taxes for the period ended March 31, 2024. The Company did not have any uncertain tax positions as of March 31, 2025 or December 31, 2024.

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

Fees and reimbursements incurred and payable to the Advisor and its affiliates, for the three months ended March 31, 2025 and 2024, were as follows:

	Incurred
	For the Three Months Ended March 31,
	2025	2024
Fees:
Financing fees	$—	$90,000
Asset management fees	592,559	631,017
	$592,559	$721,017

Reimbursements:
Offering costs	$509,327	$585,048
General and administrative	755,537	911,346
Sales and marketing	17,810	13,671
Acquisition costs	12,875	51,942
	$1,295,549	$1,562,007

For the three months ended March 31, 2025, the Operating Partnership recorded no distributions payable to the Advisor in connection with the Advisor’s ownership of Series B LP Units. For the three months ended March 31, 2024, the Operating Partnership recorded distributions payable to the Advisor in the amount of $15,303. As of March 31, 2025 and December 31, 2024, the Company had distributions payable to the Advisor in the amount of $625,016 and $625,016, respectively. For the three months ended March 31, 2025 and 2024, the Company paid distributions in the amount of $0 and $3,344, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock. For the three months ended March 31, 2025 and 2024, the Company paid Corey Maple distributions in an amount of $0 and $896, respectively, in connection with his ownership of 15,361 Series GO LP Units.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of March 31, 2025, Corey Maple, is a guarantor of the Company’s loan secured by the hotel property located in Fargo, North Dakota, which had original loan amounts of  $7.4 million, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of 50% of the loan secured by the Wichita Property, is a guarantor of the new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Maple is also a guarantor of the loan secured by the El Paso University Property, which had an original principal loan amount of $14.4 million. As of March 31, 2025, Norman Leslie is a guarantor of the Company’s new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million, and is a guarantor under the Company’s new loan secured by the Lakewood Property, which had an original loan amount of $12.0 million and is a guarantor under the Company’s new loan secured by the Prattville Property, which had an original loan amount of $11.0 million. Mr. Leslie was a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. That loan was repaid in full and the guaranty terminated on July 23, 2024. For the three months ended March 31, 2025 and 2024, the Company accrued guarantee fees in the amount of $5,108 and $37,312, respectively to each Mr. Maple and Mr. Leslie. The total amount accrued of $1,473,867 remained unpaid at March 31, 2025 and is included in Due to related parties on the accompanying condensed consolidated balance sheet.

As of March 31, 2025 and December 31, 2024, the Company had amounts due and payable to the Advisor and its affiliates of $13.8 million and $12.7 million, respectively, which is included in Due to related parties on the accompanying condensed consolidated balance sheets.

NHS, LLC dba National Hospitality Services — NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor.

Property Management Services

NHS provides property management and hotel operations management services for the Company’s hotel properties, pursuant to individual management agreements. The agreements have an initial term expiring on December 31st of the fifth full calendar year following the effective date of the agreement, which automatically renews for a period of five years on each successive five-year period, unless terminated in accordance with its terms.  In February 2025, the Company terminated all property management agreements with NHS and entered into new property management agreements for those hotels with Hotel Equities Group, LLC a third party.

Prior to its termination, NHS earned the following:

●	a monthly base management fee for property management services, including overseeing the day-to-day operations of the hotel properties, equal to up to 4% of gross revenue.
●	an accounting fee of $14.00 per room for accounting services, payable monthly,
●	an administrative fee equal to 0.60% of gross revenues for administrative and other services.
●	a flat fee of $5,000 per hotel property for due diligence services, including analyzing, evaluating, and reporting on documentation and information received by sellers or contributors during the period of due diligence.

Loan Agreement

The Company has a $600,000 loan (the “NHS Loan”) with NHS (see Note 4). The NHS Loan requires interest only payments, with all outstanding principal and interest amounts being due and payable at maturity. The NHS Loan has a fixed interest rate of 7.0% and a maturity date on September 30, 2025.

Fees and reimbursements incurred and payable to NHS for the three months ended March 31, 2025 and 2024, and fees and reimbursements payable to NHS as of March 31, 2025 and December 31, 2024, were as follows:

	Incurred		Payable as of
	For the Three Months Ended March 31,		March 31,	December 31,
	2025	2024	2025	2024
Fees:
Management fees	$—	$207,378	$377,578	$321,408
Administrative fees	—	21,782	23,824	31,950
Accounting fees	—	37,872	37,488	47,616
	$—	$267,032	$438,890	$400,974

Reimbursements	$63,511	$243,264	$290,011	$421,333

One Rep Construction, LLC (“One Rep”) — One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2025 and 2024 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the three months ended March 31, 2025 and 2024, the Company incurred $0 and $0 of construction management fees and reimbursements payable to One Rep, respectively. As of March 31, 2025 and December 31, 2024, the amounts outstanding and due to One Rep were $25,102 and $44,474, respectively, which is included in due to related parties on the accompanying condensed consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) — A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. As of March 31, 2025, the Company has an outstanding balance on its line of credit (the “A-1 Revolving Line of Credit”) amounting to $13.6 million loan (see Note 4).  As of March 31, 2025, the A-1 Revolving Line of Credit has a fixed interest rate of 17.50% and had a maturity of December 31, 2027.

7. FRANCHISE AGREEMENTS

As of March 31, 2025 and December 31, 2024, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement. For the three months ended March 31, 2025 and 2024, amortization in connection with these agreements was $34,514 and $43,264 respectively and is included within “Franchise fees, net” on the condensed consolidated balance sheet.

8. MANDATORILY REDEEMABLE SERIES P PREFERRED UNITS

On December 24, 2024, the Company commenced a private offering of limited partnership units in the OP, designated as Series P Preferred Units, with a maximum offering of $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the General Partner) at a purchase price equal to $10,000 per Series P Preferred Unit. Subject to the rights of the holders of the Series A Preferred Units described below, holders of the Series P Preferred Unit are entitled to receive $10,000 per Series P Preferred Unit plus an amount equal to all distributions accrued and unpaid on the Series P Preferred Unit, in the event of liquidation, dissolution or winding up of the Company. Subject to the rights of the holders of the Series A Preferred Units described below, the Series P Preferred Unit holders are entitled to receive a distribution payable equal to 7.50% cumulative but not compounded annual return on the Series P Preferred Unit purchase price and may receive a bonus distribution based on the timing and amount of each holder’s investment as defined within the Partnership Agreement. The Series P Preferred Units will be redeemed by the Partnership on the occurrence of the earlier of the following: a) in connection with a hardship on the Partnership, b) in connection with a listing of LF REIT III’s shares of common stock on a national securities exchange, a liquidation event or approval for a strategic transaction, c) at any point on or after December 31, 2025 or d) December 31, 2034. The Series P Preferred Unit holders are not permitted to take part in the management or control of the business of the Operating Partnership; however, they have the right to approve amendments to the Partnership Agreement that impact the allocations and distributions of the Series P Preferred Units, except for the issuance of additional interests to the Operating Partnership. Gross income and gains are allocated to the holder of the Series P Preferred Units for any fiscal year to the extent that the holder of the Series P Preferred Units receives a distribution.

The Company has classified the Series P Preferred Units as a liability in accordance with ASC 480 due to the mandatory redemption feature. The accretion of the Series P Preferred Units is recorded as interest expense in the consolidated statement of operations. From the inception of the offering through March 31, 2025, the Company issued 35 units of Series P Preferred Units in an amount of $350,000. This amount is included as a liability as within the line item of Mandatorily redeemable preferred units, Series P, net of unamortized offering costs of $166,453. For the three months ended March 31, 2025, the Company recorded $6,563 of distributions which are included within interest expense within the consolidated statements of operations. At March 31, 2025, this amount is payable and included within distributions payable in the consolidated balance sheets. As of the date of this filing these have remained unpaid.

9. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 900,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each share of common stock entitles the holder to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions as authorized by the Company’s board of directors. The rights of the holders of shares of preferred stock may be defined at such time any series of preferred shares are issued. As of March 31, 2025, the

Company had issued and sold 10,300,567 shares of common stock, including 1,215,332 shares attributable to the DRIP described below, and received aggregate proceeds of $100.8 million.

Common Stock

Initial Offering

The Company has a private offering of shares of common stock, $0.01 par value per share, at a price of $10.57 per share, with a maximum offering of $150,000,000, to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company, purchasing shares of common stock at 95% of the then-current share net asset value (“NAV”).

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2025	$—	$—	$—	$—	$—	$395,865
	$—	$—	$—	$—	$—	$395,865

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279	$(797,789)
	$306,065	$0.029	$903,061	$109,218	$1,012,279	$(797,789)
(1)	No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through August 31, 2024 were payable to each stockholder as 100% in cash. No distributions were declared for the period of September 1, 2024 through March 31, 2025.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through August 31 2024. No distributions were declared for the period of September 1, 2024 through December 31, 2024

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its Share Repurchase Plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our Share Repurchase Plan. The Company repurchased no shares during the three months ended March 31, 2025 and March 31, 2024. As of March 31, 2025, the Company had repurchased

287,525 shares which represents an original investment of $2,858,355 for $2,794,469 under the share repurchase plan. As of March 31, 2025, all redemption proceeds had been paid. As of March 31, 2025, the Company had $370,138 available for eligible repurchases for the remainder of 2025.

Offering Price and Share NAV

The price per share of the Company's common stock, $0.01 par value per share (each, a “Share”), in the Offering and the Share NAV is $10.57.  In addition, the issue price of the Common LP Unit and the Series T LP Unit of the Operating Partnership is $10.57 and is determined by the evaluation of appraisals of the Company’s real estate properties and other factors deemed relevant by the board of directors. The board of directors has not determined the NAV of the Company’s assets since December 31, 2022. As a result, the current Share NAV and Offering price per Share may not reflect an accurate estimation of the Company’s enterprise value. The Company makes no representations, whether express or implied, as to the value of the Shares offered in the Offering. In the event the Offering price per Share is increased or decreased, the number of Shares subject to the Offering will be adjusted to reflect such change and the maximum offering amount will remain unchanged.

Non-Controlling Interests

As of March 31, 2025, the Operating Partnership had seven classes of Limited Partner Units – 1) the Common LP Units, 2) the Series B LP Units, 3) the Series T LP Units, 4) the Series GO LP Units and 5) the Series GO II LP Units, 6) Series P Preferred Units, and 7) Series A Preferred Units. The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects (as defined below).

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of March 31, 2025, the Operating Partnership had issued and sold 612,100 Common LP Units, with a current value of $10.57 per unit, in connection with the Northbrook Property and the El Paso Airport Property acquisitions.

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

As of March 31, 2025, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Operating Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T LP Units at the time of conversion. As of March 31, 2025, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the three months ended March 31, 2025 and 2024, the Company declared distributions of $0 and $0, respectively.

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

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Units Offering for sales which were pending as of that date. As of March 31, 2025, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

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

Upon the sale of all or substantially all of the GP Units held by LF REIT III or any sale, exchange or merger of LF REIT III or the Operating Partnership (each, a “Termination Event”), or with respect to proceeds received upon the sale or exchange of a property which are not reinvested in additional properties, distributions will be made between the Series GO LP Units and the other Participating Partnership Units (including the Series GO II LP Units) as follows: (i) first, to the Participating Partnership Units in proportion to their Partnership Units until the GP Units (the Common LP Units and the Interval Units) have received 70% of their original capital contributions (determined on a grossed-up basis) reduced by any prior distributions received in connection with the sale of a property in which the sale proceeds are not reinvested in additional properties; (ii) second, to the Participating Partnership Units in proportion to their Partnership Units until each Participating Partnership Unit has received a Participating Amount ($1.00 for any period after December 31, 2020, $2.00 for any period after December 31, 2021 and $3.00 for any period after December 31, 2022, determined as a singular determination and not a cumulative determination); (iii) third, to the Participating Partnership Units (other than the Series GO LP Units) in proportion to their Partnership Units until the GP Units have received any remaining unreturned original capital contributions; (iv) fourth, to the Series GO Limited Partners in proportion to their Series GO LP Units until the amount distributed to the Series GO Limited Partners per Series GO LP Unit is equal to the amount distributed to the Participating Partnership Units per Participating Partnership Unit (other than the Series GO Limited Partners) pursuant to (iii); and (v) thereafter, to the Participating Partnership Units in proportion to their Participating Partnership Units

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The purchase price of the Series GO II LP Units in the offering is equal to 75% of the Share NAV and, based on the current Share NAV, is $7.93 per Series GO II LP Unit. The Series GO II LP Units will be specially allocated all Net Income (including book up income) in proportion to the 25% issue price shortfall, until the positive Capital Account balance of each Series GO II LP Unit is equal to the Share NAV. As a result, the issuance of the Series GO II LP Units will be dilutive to the General Partner Units and therefore, to the shares of common stock of the Company. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, the Company’s Board of Directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, the Company’s Board of Directors extended the term of the GO II Unit Offering to March 31, 2026. As of March 31, 2025, the Operating Partnership had issued and sold 601,874 Series GO II LP Units and received aggregate proceeds of $4.5 million.

Non-Controlling Interest – Series A Units

On December 24, 2024, the Company created a series of limited partnership units the OP designated as Series A Preferred Units, and may issue up to 40,000,000 Series A Preferred Units in accordance with the Partnership Agreement. Holders of the Series A Preferred Unit are entitled to receive distributions either in the form of cash distributions or in-kind distributions based on the terms outlined in the Partnership Agreement. The Series A Units will be redeemed by the Partnership on the occurrence of the earlier of the following: a) at the option of the OP, b) upon receiving proceeds from a refinancing or disposition from certain hotels as named or to be named in the Contribution Agreement, or c) in connection with a listing of LF REIT III’s shares of common stock on a national securities exchange, a liquidation event or approval for a strategic transaction. The Series A Preferred Unit holders are not permitted to take part in the management or control of the business of the Operating Partnership; however, there are certain protective provisions with regard to the Series A Preferred Units that could be impactful to the stature or preference of the Series A Preferred Unit holders as defined within the Partnership Agreement. No income or loss is allocated to the Series A Preferred Unit holders.

The Company has classified the Series A Preferred Units as permanent equity in accordance with ASC 480 since there are several conditions, all within the Company’s control, that could cause the Company to require mandatory redemption of the Series A Preferred Units.

In connection with the establishment of both the Series P Preferred Units and the Series A Preferred Units, there are special provisions added to the Partnership Agreement with regard to the Series P Preferred Units:

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

Concurrently, the Company entered into the Contribution Agreement to restructure four of its loans (See Note 4 – Debt.) As of March 31, 2025, the Company issued 4,067,659 Series A Preferred Units amounting to $4,067,659. As of March 31, 2025, there were no distributions accrued with respect to the Series A Preferred Units.

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

11. REPORTABLE SEGMENTS

As of March 31, 2025, we have one operating segment, our consolidated hotel properties. Our CODM, who is our chief executive officer, evaluates our consolidated hotel properties primarily based on house profit when deciding how to allocate resources, in making other day-to-day operating decisions and evaluating our operating performance against other companies within our industry.

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

The following table presents our reportable segment revenues reconciled to our consolidated amounts, reportable segment expenses and House Profit reconciled to net loss:

	For the Three Months Ended March 31,
	2025	2024
Revenues
Room revenue	$14,165,045	$14,887,191
Other revenue	1,233,798	1,084,232
Total segment revenue	15,398,843	15,971,423

Expenses
Room Expense	3,759,941	3,971,752
Other departmental and support expense	2,966,661	2,942,117
Franchise fees	1,223,745	1,345,178
Management fees	467,595	481,662
Sales and marketing	1,258,009	1,146,193
General and Administrative	1,499,911	1,688,293
Total segment expenses	11,175,862	11,575,195

House Profit	4,222,981	4,396,228
Other (income)	(21,463)	(33,811)
Property taxes and insurance	1,562,132	1,804,616
Corporate general and administrative expense	1,072,679	1,430,145
Corporate sales and marketing expense	18,630	14,880
Corporate asset management fees	592,559	631,017
Acquisition expense	9,979	8,542
Owner expense	461,666	373,775
Depreciation and amortization	2,499,553	2,767,554
Interest expense	4,872,285	3,859,465
Income tax expense (benefit)	(42,673)	(84,468)
Net Loss	$(6,802,366)	$(6,375,487)

12. SUBSEQUENT EVENTS

Status of the Offering

As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,300,567 shares of common stock, including 1,215,332 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.8 million.

GO II Unit Offering

The Operating Partnership has issued and sold 653,974 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $4.9 million as of the date of this filing.

Sale of Pineville HGI and Charlotte Properties and Loans Repaid

On May 14, 2025, the Company sold the Pineville HGI Property and Charlotte Property to an unaffiliated purchaser for $22,775,000 in cash, subject to customary prorations and adjustments. The mortgage loans secured by the Pineville HGI Property and Charlotte Property were repaid in full at closing from sale proceeds. All guaranties in connection with such loans and collateral with respect to such loans have been terminated or released, and all commitments with respect to such loans have been terminated or released.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2025, and in Part II, Item 1A herein.

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

We conduct substantially all our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner (the “General Partner”) of the Operating Partnership. We and the Operating Partnership are advised by Legendary Capital REIT III, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement, as amended, under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of any loans, and is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. The Operating Partnership has issued 1,000 Series B Limited Partnership Units (“Series B LP Units”) to the Advisor as part of its compensation. See Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview” for further details of the compensation to the Advisor.

Our Advisor is wholly-owned by Corey Maple and Norman Leslie. The Advisor has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services. To facilitate our REIT structure, the Operating Partnership formed Lodging Fund REIT III TRS, Inc., a Delaware corporation (“Master TRS”), to act as the “master” taxable REIT subsidiary (“TRS”) entity. When we acquire a Project, the Master TRS forms a separate wholly-owned TRS to act as lessee of the Project (a “TRS Lessee”). That TRS Lessee will enter into a lease agreement with a wholly-owned subsidiary of the Operating Partnership to operate the Project. Through February 2025, we engaged National Hospitality Services (“NHS”), an entity wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor, to manage nine of the Projects acquired; on February 10, 2025, we terminated the contract with NHS and entered into hotel management agreements with Hotel Equities Group, LLC, a third-party property management agency (“Hotel Equities”). We have engaged other third-party property management companies with the oversight and property management of the remaining properties within the portfolio.

We have invested and continue to invest primarily in 80 to 200 room limited-service, select-service, full-service and extended-stay hotel properties with strong mid-market brands in America’s Heartland. As of March 31, 2025, we owned seventeen hotel properties and owned an equity and profits interest in the parent of an entity which holds a leasehold interest in one additional hotel property with an aggregate of 2,150 rooms located in ten states.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

Initial Offering

We are currently conducting an offering (the “Offering”) of up to $150,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 and will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are currently offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 9 “Stockholders’ Equity” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV, effective as of January 6, 2023. As of March 31, 2025, we have issued and sold 10,300,567 shares of common stock, including 1,215,332 shares attributable to the DRIP, and received aggregate proceeds of $100.8 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $84.5 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of March 31, 2025, we have repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469. As of March 31, 2025, all of the redemption proceeds have been paid.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the Operating Partnership, designated as Series Growth & Opportunity Limited Partner Units (“Series GO LP Units”), which our board of directors terminated as of February 12, 2022. As of March 31, 2025, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the Operating Partnership, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in our sole discretion as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. As of March 31, 2025, the Operating Partnership had issued and sold 601,874 Series GO II LP Units and received gross aggregate proceeds of $4.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $4.4 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of March 31, 2025, we had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the year ended December 31, 2024, the Company declared distributions of $48,263 for the Series T LP Units. During the three months ended March 31, 2025 and 2024, the Company declared distributions of $0 and $0, respectively.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of March 31, 2025, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit at the time of issuance, in connection with two property acquisitions.

Series P Preferred Units

On December 24, 2024, the Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued interest on the Fort Collins Loans and the Courtyard Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. As of March 31, 2025, the Operating Partnership has issued and sold 35 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $0.4 million.

Series A Preferred Units

On December 24, 2024, the Operating Partnership entered into an amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership to establish the terms of a new limited partner unit designated as Series A Preferred Units. Concurrently, we entered a loan contribution agreement (the “Contribution Agreement”) to restructure four of its loans with Access Point Financial, LLC (the “Access Point Lender”) – 1) the mortgage loan secured by the Sheraton – Northbrook (“Sheraton Northbrook Loan”) with unpaid principal balance of approximately $4.0 million, 2) the loans secured by the Residence Inn - Fort Collins Loan (“Fort Collins Loans”) with collective unpaid principal balance of approximately $13.0 million, 3) the mortgage loan secured by the Courtyard by Marriott – Aurora (“Courtyard Aurora Loan”) with unpaid principal balance of approximately $14.9 million. With respect to the Sheraton Northbrook Loan, the Access Point Lender received 4,067,659 Series A Preferred Units in exchange for all of the remaining unpaid principal and interest on the Sheraton Northbrook Loan. With respect to the Fort Collins Loans and the Courtyard Aurora Loan, we are required to refinance each such loan within 90 days of the date of the Contribution Agreement, and to the extent there is remaining unpaid principal and interest on such loans after such refinancing, the Operating Partnership is required to enter into a contribution agreement with the Access Point Lender through which the Access Point Lender will receive Series A Preferred Units in exchange for all of such remaining unpaid principal and interest. We have been in communication with the Access Point Lender as we work to finalize refinancing.

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

Independent Director Compensation

During 2022, we began compensating our independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. On March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, and March 31, 2025. we issued 500 shares of our common stock to each of our two independent directors. For the three months ended March 31, 2025 and 2024, we recognized stock-based compensation expense of $10,570 and $10,570, respectively. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

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

Market Outlook

The outlook for the lodging industry in 2025 remains cautiously optimistic, driven by strong leisure demand and a steady recovery in business travel. Upscale and Upper Midscale hotels are benefiting from cost-conscious travelers seeking value amid inflationary pressures. Industry trends include increased focus on sustainability, adoption of digital technologies, and enhanced guest experiences to compete with alternative accommodations like vacation rentals. While economic uncertainties and labor shortages pose challenges, the midscale segment is well-positioned to attract a broad customer base due to its affordability and evolving amenities. Challenges persisted in 2024 and will continue to persist through 2025, with inflation, interest rates, insurance premiums, supply chain disruptions, labor costs and labor shortages all contributing to the slow recovery.

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

Liquidity and Capital Resources

Overview

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, operating expenses, including payments to our Advisor and property managers, capital expenditures directly associated with our hotels, distributions to our stockholders and expenses related to implementing our exit strategy, to the extent market conditions are favorable to pursue such a strategy in the near-term. Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, operating expenses, including payments to our Advisor and property managers, making distributions to our stockholders, and continued expenses related to implementing our exit strategy if such implementation is delayed. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including OP units, and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Lenders in connection with several recent refinancings and extensions of debt obligations have required increased interest rates, increasing our debt service obligations. Our interest expense could increase in the future as a result of these recent refinancings and extensions and as we continue to refinance our maturing debt. Our ability to raise capital through the issuance of additional equity is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. The distribution rate for distributions declared during 2023 was equal to an annualized rate of 7.00% per share based on our initial offering price of $10.00. In an effort to conserve cash, our board of directors reduced the distribution rates for distributions beginning in April 2024 to annualized rates ranging from 3.50% to 5.00% per share based on our initial offering price of $10.00. No distributions have been declared from September 2024 through the date of this filing. Our board of directors will determine whether to authorize and declare distributions in such amounts or if at all based on our financial conditions and such other factors as our board of directors deems relevant.

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

As of March 31, 2025, we consolidated eighteen hotel properties, consisting of seventeen hotel properties owned by us and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for all but one of the properties acquired in 2022 and the equity and profits interest acquired in 2022, the issuance of Series T LP Units to the contributor as part of the consideration. Operating cash needs during the three months ended March 31, 2025 were met through cash flow generated by these real estate investments and with proceeds from our Offering, the GO II Unit Offering, and the Series P Preferred Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%, however, there can be no assurance that we will achieve this ratio. We target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of March 31, 2025, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 59%.

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

Through February 10, 2025, NHS earned a monthly base management fee for property management services, including overseeing the day-to-day operations of the nine hotel properties for which it served as the property manager, in an amount up to 4% of gross revenue, plus additional fees and expense reimbursements. Effective as of February 10, 2025, all of the NHS management agreements have been terminated and Hotel Equities, LLC (“Hotel Equities”), a third-party management company, now manages those properties. The Company did not incur any material early termination penalties in connection with such terminations.

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

The franchise agreements for certain of our hotels require that we provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of March 31, 2025, we have set aside $5.3 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $1.7 million on capital improvements at our operating hotels during the three months ended March 31, 2024 and approximately $0.6 million on capital improvements at our operating hotels during the three months ended March 31, 2025.

Debt

Lines of Credit & Loans

Line of Credit - Western State Bank

On February 10, 2020, we entered into a $5.0 million line of credit with Western State Bank (the “Western Line of Credit”). The Western Line of Credit requires monthly payments of interest only, with all outstanding principal amounts being due and payable at maturity.

The Company and Western State Bank are working to finalize an extension of the Western Line of Credit as of the date of this filing, however there can be no assurance that an extension will be granted.

The interest rate as of March 31, 2025 was 8.50% per annum. As of March 31, 2025, the Western Line of Credit was secured by our Cedar Rapids Property, Eagan Property, and Fargo Property which are also subject to term loans with the same lender, and 300,000 Common LP Units of the Operating Partnership. The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of March 31, 2025, there was a $0.5 million balance outstanding on the Western Line of Credit.

As of the date of this filing, $0.4 million is outstanding under the Western Line of Credit.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

The A-1 Line of Credit has been amended several times to increase the line of credit, to change the interest rate and to extend the maturity date. On December 20, 2024, the Operating Partnership, the Company and A-1 Bonds amended the A-1 Line of Credit to extend the maturity date of the A-1 Line of Credit to December 31, 2027, increase the interest rate to 17.5% per annum, increase the A-1 Line of Credit to $20.0 million, and increase the number of Common LP Units of the Operating Partnership securing the A-1 Line of Credit to 2,000,000 unissued Common LP Units. Pursuant to a prior amendment, the A-1 Lender will receive an exit fee equal to 1.5% of the full amount due under the Line of Credit upon the earlier of (a) full repayment (whether on the maturity date or prior thereto or any other date), and (b) the maturity date. As of March 31, 2025, there was a $13.6 million balance outstanding on the A-1 Revolving Line of Credit.

As of date of this filing, $13.8 million is outstanding under the A-1 Line of Credit.

NHS Loan

On March 6, 2023, we entered into a $600,000 loan agreement (the “NHS Loan”) with NHS. As of March 31, 2024, the NHS Loan had a fixed interest rate of 7.0% per annum and a maturity date of September 30, 2025. Outstanding amounts under the NHS Loan may be prepaid in whole or in part without penalty. The NHS Loan is secured by 60,000 partnership units of the Operating Partnership. All accrued interest is due and payable on the maturity date with the full principal balance. As of March 31, 2026, there was a $600,000 balance outstanding on the NHS Loan.

As of the date of this filing, $600,000 is outstanding under the NHS Loan.

Mortgage Debt

As of March 31, 2025, we had $161.5 million in outstanding mortgage debt secured by fifteen consolidated properties, with maturity dates ranging from March 2025 to December 2029. Interest rates on the mortgage debt are as follows:

-	Fourteen of the loans have fixed interest rates ranging from 3.85% to 14.50%.
-	One loan is a variable interest loan at a rate of SOFR rate plus 3.00% resulting in an effective rate of 7.31% as of March 31, 2025.
-	One loan is a variable interest loan at a rate of LIBOR plus 6.0% per annum, provided that LIBOR shall not be less than 1.0%, resulting in an effective rate of 10.43% as of March 31, 2025.
-	One loan is a variable interest loan at a rate of SOFR rate plus 7.00% resulting in an effective rate of 11.32% as of March 31, 2025.
-	One loan is a variable interest loan at a rate of SOFR rate plus 6.25% resulting in an effective rate of 10.58% as of March 31, 2025.
-	One loan is a variable interest loan at a rate of SOFR rate plus 7.50% resulting in an effective rate of 11.83% as of March 31, 2025.
-	Collectively, the weighted-average interest rate is 7.68%.

The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period following origination, and generally require a balloon payment due at maturity. As of March 31, 2025 and December 31, 2024, certain mortgage debt was guaranteed by the members of the Advisor. See Note 6 “Related Party Transactions” of the notes to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor. As part of the consolidated outstanding mortgage debt above, the owner of the leasehold interest in the El Paso University Property is the borrower under a $14.4 million loan secured by the leasehold interest in the El Paso University Property.

On December 24, 2024, Company entered a loan contribution agreement (the “Contribution Agreement”) to restructure four of its loans with Access Point Financial, LLC (the “Access Point Lender”) – 1) the mortgage loan secured by the Sheraton – Northbrook (“Sheraton Northbrook Loan”) with unpaid principal balance of approximately $4.0 million, 2) the loans secured by the Residence Inn - Fort Collins Loan (“Fort Collins Loans”) with collective unpaid principal balance of approximately $13.0 million, 3) the mortgage loan secured by the Courtyard by Marriott – Aurora (“Courtyard Aurora Loan”) with unpaid principal balance of approximately $14.9 million. With respect to the Sheraton Northbrook Loan, the Access Point Lender received 4,067,659.13 Series A Preferred Units in exchange for all of the remaining unpaid principal and interest on the Sheraton Northbrook Loan. With respect to the Fort Collins Loans and the Courtyard Aurora Loan, the Company is required to refinance each such loan within 90 days of the date of the Contribution Agreement, and to the extent there is remaining unpaid principal and interest on such loans after such refinancing, the Operating Partnership is required to enter into a contribution agreement with the Access Point Lender through which the Access Point Lender will receive Series A Preferred Units in exchange for all of such remaining unpaid principal and interest. We and the Access Point Lender have been in communication as we work to finalize refinancing.

The fair value of our mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities. As of March 31, 2025, the estimated fair value of our mortgage debt was $159.4 million, compared to the gross carrying value $161.5 million. As of December 31, 2024, the estimated fair value of our mortgage debt was $158.6 million, compared to the gross carrying value $157.8 million.

The following refinancings and modifications occurred during the quarter ended March 31, 2025.

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

Properties Under Contract

On April 15, 2024, the Operating Partnership and Stow Hotel Associates, LLC (the “Stow Contributor”) entered into a Legendary Equity Preservation UPREIT (Pat. Pend.) Contribution Agreements (the “Hampton Stow Contribution Agreement” and “Staybridge Stow Contribution Agreement”) for the acquisition of two hotels.  As required by the Contribution Agreements, the Operating Partnership deposited $100,000 in aggregate ($50,000 for each hotel) into an escrow as earnest money pending the closing or termination of each Contribution Agreement.

The Company terminated the Hampton Stow Contribution Agreement and the Staybridge Stow Contribution Agreement on March 1, 2025. The earnest money deposits were fully refunded to the Operating Partnership.

Agreement to Sell Pineville HGI Property and Charlotte Property

On December 2, 2024, we entered into two purchase and sale agreements for the Pineville HGI Property and the Charlotte Property. The agreements are subject to closing conditions. We recorded impairment losses of approximately $4.0 million in connection with the pending sales of the Pineville HGI Property and the Charlotte Property. The sales of the Pineville HGI Property and the Charlotte Property closed on May 14, 2025.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$395,865	$(797,789)
Net cash used in investing activities	(634,806)	(1,709,100)
Net cash (used in) provided by financing activities	(525,787)	2,616,465
Net increase (decrease) in cash, cash equivalents and restricted cash	$(764,728)	$109,576

Cash Flows From Operating Activities

As of March 31, 2025, we owned seventeen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. During the three months ended March 31, 2025, net cash provided by operating activities was $0.4 million and during the three months ended March 31, 2024, net cash used in operating activities was $0.8 million. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See "— Results of Operations" for further discussion of our operating results for the three months ended March 31, 2025 and 2024.

Cash Flows From Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2025 and consisted of $0.6 million used for the improvements and additions to hotel properties. Net cash used in investing activities was $1.7 million for the three months ended March 31, 2024 and consisted of $1.7 million used for the improvements and additions to hotel properties.

Cash Flows From Financing Activities

During the three months ended March 31, 2025, net cash used in financing activities was $0.5 million and consisted primarily of the following:

●	$0.3 million of net cash provided by offering proceeds related to our Offerings, net of payments of commissions and other offering costs of $0.4 million;
●	$0.8 million of net cash used in debt financing as a result of proceeds from mortgage debt of $4.0 million and lines of credit of $0.5 million, offset by principal payments on debt of $0.3 million, principal payments on lines of credit of $4.8 million and payments of financing costs of $0.2 million; and

During the three months ended March 31, 2024, net cash provided by financing activities was $2.6 million and consisted primarily of the following:

●	$0.1 million of net cash used by offering proceeds related to our Offerings, net of payments of commissions and other offering costs of $0.8 million;
●	$3.4 million of net cash provided by debt financing as a result of proceeds from mortgage debt of $16.9 million and lines of credit of $1.5 million, partially offset by principal payments on debt of $14.5 million, principal payments on lines of credit of $0.3 million and payments of financing costs of $0.1 million; and
●	$0.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.1 million.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first quarter of 2025 and 2024:

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2025	$—	$—	$—	$—	$—	$395,865
	$—	$—	$—	$—	$—	$395,865

		Distribution				Net Cash
	Distributions	Declared Per	Distributions Paid (3)			Flows Provided By
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	(Used In) Operations
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279	$(797,789)
	$306,065	$0.029	$903,061	$109,218	$1,012,279	$(797,789)
(1)	No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through August 31, 2024 were payable to each stockholder as 100% in cash. No distributions were declared for the period of September 1, 2024 through March 31, 2025.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through August 31 2024. No distributions were declared for the period of September 1, 2024 through December 31, 2024

For the three months ended March 31, 2025, we paid no distributions. Our net loss for the three months ended March 31, 2025 was $6.8 million. Net cash flow provided by operations for the three months ended March 31, 2025 was $0.4 million.

For the three months ended March 31, 2024, we paid aggregate distributions of $1.0 million, including $0.9 million of distributions paid in cash and $0.1 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the three months ended March 31, 2024 was $6.4 million. Net cash flow used in operations for the three months ended March 31, 2024 was $0.8 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

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

Our results of operations for the three months ended March 31, 2025 and March 31, 2024 are not indicative of those expected in future periods, as we were actively raising capital through our Offering during both of these periods As of March 31, 2025 and 2024, we owned eighteen and nineteen properties, respectively, for a full 12-month operating cycle.

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

Comparison of the three months ended March 31, 2025 versus the three months ended March 31, 2024

Revenue

Room revenues totaled $14.2 million and $14.9 million for the three months ended March 31, 2025 and 2024, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $1.2 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. These changes are a result of the impact from the sale of the Pineville Property in July 2024. Hotel occupancy, ADR, and RevPAR were 60.96%, $120.15, and $73.24, respectively, for the three months ended March 31, 2025. Hotel occupancy, ADR, and RevPAR were 61.14%, $118.39, and $72.39, respectively, for the three months ended March 31, 2024.

Property Operations Expenses

Property operations expenses were $8.3 million and $8.7 million for the three months ended March 31, 2025 and 2024, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The decrease of $0.8 million in property operations expenses was primarily due to the sale of the Pineville Property in July 2024 along with a continued effort to effectively reduce costs.

General and Administrative Expenses

General and administrative expenses were $2.6 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The decrease of $0.5 million in general and administrative expenses was primarily due to the sale of  the Pineville Property in July 2024 along with a continued effort to effectively reduce costs.

Sales and Marketing Expenses

Sales and marketing expenses remained generally unchanged, amounting to $1.3 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel cost, hotel brand loyalty program costs, advertising and other marketing costs.

Franchise Fees

Franchise fees remained generally unchanged at $1.3 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs.

Management Fees

Management fees remained generally unchanged at $1.1 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties.

Acquisition Expenses

Acquisition expenses were $9,979 and $8,542 for the three months ended March 31, 2025 and 2024, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE.

Depreciation and Amortization

Depreciation and Amortization expenses remained flat at $2.5 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively.

Other Expense, net

Other expense, net was $0.4 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Interest Expense

Interest expense was $4.9 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively. The $1.0 million increase in interest expense was primarily due to amendments in the debt structure and an overall increase in interest rates. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, higher interest rates on several of our recently refinanced and extended loans as well as future refinancings of maturing debt, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general and our expected use of the underlying hotel properties. The assumptions and estimates related to the future cash flows and the capitalization rates are complex and subjective in nature. Changes in economic and operating conditions that occur subsequent to a current impairment analysis and our ultimate use of the hotel property could impact the assumptions and result in future impairment losses to the hotel properties. We recorded a no impairment charge for the three months ended March 31, 2025 and 2024.

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

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes to Independent Registered Public Accounting Firm

On May 1, 2025, based on the approval of the Audit Committee of our Board of Directors (the “Audit Committee”), we dismissed Marcum LLP (“Marcum”) as our independent registered public accounting firm, effective immediately.

On May 1, 2025, based on the approval of the Audit Committee, we engaged RJI International CPAs (“RJI”), a nationally recognized accounting firm, as our new independent registered public accounting firm.

Status of the Offering

As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,300,567 shares of common stock, including 1,215,332 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.8 million.

GO II Unit Offering

The Operating Partnership has issued and sold 653,974 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $4.9 million as of the date of this filing.

Sale of Pineville HGI and Charlotte Properties and Loans Repaid

On May 14, 2025, the Company sold the Pineville HGI Property and Charlotte Property to an unaffiliated purchaser for $22,775,000 in cash, subject to customary prorations and adjustments. The mortgage loans secured by the Pineville HGI Property and Charlotte Property were repaid in full at closing from sale proceeds. All guaranties in connection with such loans and collateral with respect to such loans have been terminated or released, and all commitments with respect to such loans have been terminated or released.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risks have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act of 1934 Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, March 31, 2025, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

See the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 9 “Stockholders’ Equity” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV. During the three months ended March 31, 2025 we sold 1,568 shares of common stock in the private offering, resulting in gross offering proceeds of $16,570. During the three months ended March 31, 2025, aggregate selling commissions of $7,964 and marketing and diligence allowances and other wholesale selling costs and expenses of $0.4 million were paid in connection with the private offering.

GO II Units Offering

On April 7, 2023, the Operating Partnership commenced a private placement offering of its Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO II LP Units (a “Series GO II Limited Partner”) will have the right to exchange its Series GO II LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange; provided, however, that until such time as the Series GO II LP Units have been allocated Net Income (including book-up income) such that their positive Capital Account balance is equal to the net asset value of the Company’s shares of common stock (the “Share NAV”), the exchange right will be limited and the Series GO II Limited Partners will only be entitled to receive a pro rata portion of a REIT Share equal to the positive Capital Account balance of the Series GO II LP Unit divided by the Share NAV. The exchange right is not available until all of the following have occurred (the “Exchange Date”):  (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO II Limited Partner has held its Series GO II LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the three months ended March 31, 2025, the Operating Partnership issued 94,540 Series GO II LP Units. During the three months ended March 31, 2025, aggregate selling commissions were $10,897 and marketing and diligence allowances and other wholesale selling costs and expenses of $2,922 were paid in connection with the GO II Unit Offering.

Series P Preferred Units

On December 24, 2024, the Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit to accredited investors only, pursuant to a confidential private placement memorandum. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Rule 506(c) of Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however, all purchasers in the offering must be accredited investors and the Operating Partnership must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued interest on the Fort Collins Loans and the Courtyard Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. As of March 31, 2025, the Operating Partnership has issued and sold 35 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $0.4 million as of the date of this filing.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan and the discretion provided therein, we will repurchase shares within 21 days following the end of a calendar quarter. During the three months ended March 31, 2025, we repurchased no shares of our common stock. During the three months ended March 31, 2025, there were unfulfilled repurchase requests of $0.4 million.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2025	—	$—	(1)
February 2025	—	$—	(1)
March 2025	—	$—	(1)
Total	—
Three Months Ended March 31, 2025	—
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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2025.

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

4.1		Dividend Reinvestment Plan of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

10.2		Form of Management Agreement with Hotel Equities Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed April 29, 2025)

10.299*		Change in Terms Agreement with Western State Bank, dated February 26, 2025, relating to the loan dated March 5, 2019 related to the Cedar Rapids Property

10.300*		Change in Terms Agreement with Western State Bank, dated February 26, 2025, relating to the loan dated June 19, 2019 related to the Eagan Property

10.301*		Forbearance Agreement with Choice Financial Group dated March 27, 2025 related to the loans related to the Houston Property and Wichita Property

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Share Repurchase Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

* Filed herewith.

** Furnished herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGING FUND REIT III, INC.

Date:	June 2, 2025	By:	/s/ Norman H. Leslie
Norman H. Leslie
President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer and Director
(principal executive officer)

Date:	June 2, 2025	By:	/s/ Samuel C. Montgomery
Samuel C. Montgomery
Chief Financial Officer
(principal financial officer)