Form 10-Q
period 2025-06-30
Lodging Fund REIT III, Inc.
filed 2025-08-14
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 10,014,042 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Investment in hotel properties, net of accumulated depreciation and amortization of $38,112,094 and $33,318,590	$238,909,532	$241,973,045
Cash and cash equivalents	3,110,226	2,354,025
Restricted cash	7,731,273	7,986,767
Accounts receivable, net	1,975,783	1,092,900
Franchise fees, net	1,547,419	1,616,447
Prepaid expenses and other assets	1,186,111	2,007,058
Assets held for sale	—	21,829,784
Total Assets (variable interest entities - $21,612,163 and $22,117,277)	$254,460,344	$278,860,026

Liabilities and Equity
Debt, net	$174,838,625	$175,362,117
Finance lease liabilities	13,170,452	13,185,884
Accounts payable	7,711,592	6,101,337
Accrued expenses	10,796,533	9,133,344
Distributions payable	265,370	276,408
Due to related parties	15,137,870	13,821,435
Other liabilities	4,435,058	3,791,457
Mandatorily redeemable Series P preferred units, net	180,650	203,575
Liabilities related to assets held for sale	—	16,512,618
Total liabilities (variable interest entities - $16,985,754 and $17,011,733)	226,536,150	238,388,175

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 10,014,043 and 10,011,475 shares issued and outstanding	100,140	100,114
Additional paid-in capital	97,874,563	97,847,449
Accumulated deficit	(122,720,371)	(112,066,946)
Total stockholders' deficit	(24,745,668)	(14,119,383)
Non-controlling interest – Series B LP Units	(6,168,895)	(5,482,556)
Non-controlling interest – Series GO LP Units	3,516,957	5,606,139
Non-controlling interest – Series GO II LP Units	4,088,078	2,639,750
Non-controlling interest – Series T LP Units	45,475,938	45,475,938
Non-controlling interest – Series Pref A Units	4,067,409	4,067,409
Non-controlling interest – Common LP Units	1,690,375	2,284,554
Total equity	27,924,194	40,471,851
Total Liabilities and Equity	$254,460,344	$278,860,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Room revenue	$16,502,673	$19,853,415	$30,667,718	$34,740,606
Other revenue	1,031,926	1,180,193	2,265,724	2,264,425
Total revenue	17,534,599	21,033,608	32,933,442	37,005,031

Expenses
Property operations	8,428,411	9,376,628	16,717,144	18,095,112
General and administrative	3,039,953	2,615,568	5,612,543	5,734,007
Sales and marketing	1,149,613	1,317,271	2,426,252	2,478,344
Franchise fees	1,532,785	1,809,846	2,788,483	3,195,727
Management fees	1,061,280	1,356,805	2,121,434	2,547,044
Acquisition expense	9,875	5,570	19,854	14,112
Depreciation and amortization	2,330,615	2,582,678	4,798,215	5,309,529
Total expenses	17,552,532	19,064,366	34,483,925	37,373,875

Other Income (Expense)
Gain from sale of hotel property	126,112	—	126,112	—
Other (expense) income, net	(1,922,274)	(651,471)	(2,362,478)	(913,875)
Interest expense	(5,153,782)	(4,157,427)	(10,026,067)	(8,016,892)
Total other expense	(6,949,944)	(4,808,898)	(12,262,433)	(8,930,767)

Net Loss Before Income Taxes	(6,967,877)	(2,839,656)	(13,812,916)	(9,299,611)

Income tax benefit	30,582	(90,188)	73,255	(5,720)

Net Loss	(6,937,295)	(2,929,844)	(13,739,661)	(9,305,331)

Net loss attributable to non-controlling interest - Series B LP Units	(346,255)	(145,628)	(686,339)	(464,360)
Net loss attributable to non-controlling interest - Series GO LP Units	(1,043,049)	(447,422)	(2,089,182)	(1,453,372)
Net loss attributable to non-controlling interest - Series GO II LP Units	(354,911)	(92,494)	(575,195)	(167,600)
Net loss attributable to non-controlling interest - Common LP Units	(296,651)	(127,250)	(594,179)	(413,350)

Net Loss Attributable to Common Stockholders	$(4,896,429)	$(2,117,050)	$(9,794,766)	$(6,806,649)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.49)	$(0.21)	$(0.98)	$(0.68)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	10,013,053	9,977,455	10,013,047	9,967,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Non-Controlling Interest
			Additional		Total
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series GO 2	Series T	Series Pref	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	A Units	LP Units	Equity
Balance at December 31, 2023	9,955,668	$99,556	$97,285,211	$(86,154,207)	$11,230,560	$(3,869,459)	$10,933,302	$765,162	$45,524,201	$—	$3,720,284	$68,304,050
Issuance of common stock	1,526	15	14,985	—	15,000	—	—	—	—	—	—	15,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	650,000	—	—	—	650,000
Offering costs	—	—	—	(609,699)	(609,699)	—	(6)	(22,049)	—	—	—	(631,754)
Distributions declared ($0.029 per share)	—	—	—	(290,762)	(290,762)	(15,303)	(91,131)	—	—	—	(17,853)	(415,049)
Distributions reinvested	10,877	109	109,109	—	109,218	—	—	—	—	—	—	109,218
Net loss	—	—	—	(4,689,599)	(4,689,599)	(318,732)	(1,005,950)	(75,106)	—	—	(286,100)	(6,375,487)
Balance at March 31, 2024	9,969,071	$99,690	$97,419,865	$(91,744,267)	$5,775,288	$(4,203,494)	$9,836,215	$1,318,007	$45,524,201	$—	$3,416,331	$61,666,548
Issuance of common stock	2,543	25	24,973	—	24,998	—	—	—	—	—	—	24,998
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	875,000	—	—	—	875,000
Offering costs	—	—	—	(444,169)	(444,169)	—	—	(60,462)	—	—	—	(504,631)
Distributions declared ($0.113 per share)	—	—	—	(1,122,620)	(1,122,620)	(59,085)	(351,504)	—	—	—	(51,726)	(1,584,935)
Distributions reinvested	17,586	176	176,413	—	176,589	—	—	—	—	—	—	176,589
Net loss	—	—	—	(2,117,050)	(2,117,050)	(145,628)	(447,422)	(92,494)	—	—	(127,250)	(2,929,844)
Balance at June 30, 2024	9,990,200	$99,901	$97,631,811	$(95,428,106)	$2,303,606	$(4,408,207)	$9,037,289	$2,040,051	$45,524,201	$—	$3,237,356	$57,734,296

Balance at December 31, 2024	10,011,475	$100,114	$97,847,449	$(112,066,946)	$(14,119,383)	$(5,482,556)	$5,606,139	$2,639,750	$45,475,938	$4,067,409	$2,284,554	$40,471,851
Issuance of common stock	568	6	5,994	—	6,000	—	—	—	—	—	—	6,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	725,000	—	—	—	725,000
Offering costs	—	—	—	(456,951)	(456,951)	—	—	(35,001)	—	—	—	(491,952)
Net loss	—	—	—	(4,898,337)	(4,898,337)	(340,084)	(1,046,133)	(220,284)	—	—	(297,528)	(6,802,366)
Balance at March 31, 2025	10,013,043	$100,130	$97,864,003	$(117,422,234)	$(19,458,101)	$(5,822,640)	$4,560,006	$3,109,465	$45,475,938	$4,067,409	$1,987,026	$33,919,103
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	1,393,564	—	—	—	1,393,564
Offering costs	—	—	—	(401,708)	(401,708)	—	—	(60,040)	—	—	—	(461,748)
Net loss	—	—	—	(4,896,429)	(4,896,429)	(346,255)	(1,043,049)	(354,911)	—	—	(296,651)	(6,937,295)
Balance at June 30, 2025	10,014,043	$100,140	$97,874,563	$(122,720,371)	$(24,745,668)	$(6,168,895)	$3,516,957	$4,088,078	$45,475,938	$4,067,409	$1,690,375	$27,924,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(13,739,661)	$(9,305,331)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,798,215	5,309,529
Stock-based compensation	21,140	21,140
Amortization of franchise fees	69,027	86,528
Amortization of deferred financing costs and debt premiums	1,102,894	355,570
Loss on disposal of fixed assets	210,504	274,376
Gain on sale of hotel property	(126,112)	—
Deferred tax expense	(210,234)	(123,424)
Change in operating assets and liabilities:
Accounts receivable	(825,066)	(8,375)
Prepaid expenses and other assets	1,021,412	(834,730)
Decrease in finance lease liability	(15,432)	(15,184)
Accounts payable	1,359,497	1,054,798
Accrued expenses	1,491,963	537,391
Due to related parties	1,571,839	2,181,626
Other liabilities	786,008	1,693,682
Net cash (used in) provided by operating activities	(2,484,006)	1,227,596
Cash Flows from Investing Activities:
Proceeds from sale of hotel property	22,775,000	—
Improvements and additions to hotel properties	(3,043,465)	(3,170,811)
Net cash provided by (used in) investing activities	19,731,535	(3,170,811)
Cash Flows from Financing Activities:
Proceeds from mortgage debt	4,108,435	16,896,801
Proceeds from lines of credit	1,015,000	2,668,591
Principal payments on mortgage debt	(17,522,979)	(15,243,719)
Principal payments on lines of credit	(4,992,099)	(904,400)
Payments of deferred financing costs	(156,349)	(145,766)
Proceeds from issuance of common stock	6,000	39,998
Proceeds from issuance of GO II Units	2,118,564	1,525,000
Payments of offering costs related to Series P Preferred Units	(22,925)	—
Payments of offering costs	(1,321,519)	(1,598,539)
Distributions paid	—	(1,865,373)
Net cash (used in) provided by financing activities	(16,767,872)	1,372,593
Net change in cash, cash equivalents, and restricted cash	479,657	(570,622)
Beginning Cash, Cash Equivalents, and Restricted Cash	10,361,842	12,944,329
Ending Cash, Cash Equivalents, and Restricted Cash	$10,841,499	$12,373,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,417,788	$7,721,544

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt issued for refinance of Lakewood Property	$—	$4,896,801
Offering costs included in accounts payable	$(112,240)	$46,742
Offering costs included in due to related parties	$(255,579)	$(508,896)
Distributions included in due to related parties	$—	$74,388
Reinvested distributions	$—	$285,807

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

Cash and cash equivalents, end of period	$3,110,226	$4,207,574
Restricted cash, end of period	7,731,273	8,166,133
Cash, cash equivalents, and restricted cash, end of period	$10,841,499	$12,373,707
Cash and cash equivalents, end of period included in assets held for sale	—	4,207,574
Restricted cash, end of period included in assets held for sale	—	8,166,133
Cash, cash equivalents, and restricted cash, end of period (including cash, cash equivalents and restricted cash held for sale)	$10,841,499	$12,373,707

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. As of June 30, 2025, the OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and six classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), Series Growth & Opportunity II (“GO II”) Limited Partner Units (“Series GO II LP Units”), Series T Limited Partnership Units (“Series T LP Units”), Series P Preferred Units (“Series P Preferred Units”), and Series A Preferred Units (“Series A Preferred Units”). LF REIT III was the sole general partner of the OP, as of June 30, 2025 and December 31, 2024. As of June 30, 2025, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,124,503 Series GO LP Units, 789,613 Series GO II LP Units, 5,073,506 Series T LP Units, 35 Series P Preferred Units, and 4,067,659 Series A Preferred Units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024. Results of operations for the six months ended June 30, 2025 are not necessarily indicative of the operating results to be attained in the entire fiscal year or for any subsequent period.

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

For the six months ended June 30, 2025 and June 30, 2024, there were no acquisitions in hotel properties.

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

The Company evaluates its hotel properties for indicators of impairment. If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal. Other than the Pineville HGI Property and the Charlotte Property (see Note 3), there were no indicators of impairment to the hotel properties and no impairment charges were recorded for the six months ended June 30, 2025. There were no indicators of impairment and no impairment charges recorded for the six months ended June 30, 2024.

Assets Held for Sale— The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year. If these criteria are met, the Company will cease recording depreciation and amortization and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group. The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the

Company’s consolidated balance sheets. If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs. As of June 30, 2025 and December 31, 2024, the Company had zero and two hotels classified as held for sale, both of which were sold to unrelated third parties on May 14, 2025, as discussed further in Note 3.

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $1.3 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively, and was $0.7 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and is included in sales and marketing in the condensed consolidated statements of operations.

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

Accounts Receivable—Accounts receivable consist primarily of receivables due from hotel guests for room stays and meeting and banquet room rentals, which are uncollateralized customer obligations. Management determines the likelihood of collectability of receivables on an individual customer basis, based on the amount of time the balance has been outstanding, likelihood of collecting, and the customer’s current economic status. The carrying amount of the accounts receivables is reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. As of June 30, 2025 and December 31, 2024, there was no allowance for credit losses.

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

Stock-Based Compensation—The Company compensates its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and the Company recognizes stock-based compensation expense in the quarter they are issued based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $21,140 and $21,140 for the six months ended June 30, 2025 and 2024, respectively, and was $10,570 and $10,570 for the three months ended June 30, 2025 and 2024, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

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

The Company’s financial instruments as of June 30, 2025 and December 31, 2024 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the condensed consolidated financial statements approximate their fair value as of June 30, 2025.

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

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805): Determining the Accounting Acquirer in a Business Combination Involving a Variable Interest Entity, which amends the guidance for identifying the accounting acquirer in business combinations involving a VIE that meets the definition of a business and where the primary form of consideration is equity interests. The new standard requires entities to apply the existing guidance under ASC 805-10-55-12 through 55-15 to determine the accounting acquirer, rather than defaulting to the primary beneficiary of the VIE as the acquirer. The amendments are intended to improve consistency and comparability in financial reporting across business combinations involving both VIEs and voting interest entities. The new standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

Reclassifications—Certain amounts included in the June 30, 2024 condensed consolidated financial statements have been reclassified to conform to the June 30, 2025 presentation.

3. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Land and land improvements	$27,154,255	$27,154,255
Building and building improvements	216,915,635	217,125,199
Furniture, fixtures, and equipment	23,866,849	23,228,076
Right-of-use asset - ground lease	7,340,868	7,340,868
Construction in progress	1,744,019	443,237
Investment in hotel properties, at cost	277,021,626	275,291,635
Less: accumulated depreciation and amortization	(38,112,094)	(33,318,590)
Investment in hotel properties, net	$238,909,532	$241,973,045

As of June 30, 2025, the Company consolidated sixteen hotel properties, consisting of fifteen hotel properties owned by the Company and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, with an aggregate of 1,925 rooms located in ten states.

Property Improvement Plan

Throughout the duration of the Company's investment in hotels, the Company would undergo a Property Improvement Plan (PIP) every 7 years in order to algin with the franchise agreement of the respective hotels.  These plans can have a duration between 1-2 years before the improvements are fully completed.  As of June 30, 2025, the Company has committed $5.4 million as a part of its capital improvement program which is included within restricted cash on the consolidated balance sheets.

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

	June 30,	December 31,
	2025	2024
Assets
Investment in hotel properties, net of accumulated depreciation of $2,309,892 and $2,015,865	$20,221,861	$20,710,000
Cash and cash equivalents	253,346	262,857
Restricted cash	601,008	573,748
Accounts receivable, net	480,530	502,570
Prepaid expenses and other assets	55,418	68,102
Total Assets	$21,612,163	$22,117,277

Liabilities
Debt, net	$11,829,655	$11,917,800
Finance lease liability	4,525,812	4,638,771
Accounts payable	174,782	411,057
Accrued expenses	283,425	130,668
Other liabilities	172,080	(86,563)
Total liabilities	$16,985,754	$17,011,733

Ground Leases

The Company has ground leases on two of its Hotel Properties in which a right-of-use asset and corresponding finance lease liability is recognized pursuant to ASC 842:

a)	Sheraton Northbrook - matures in 2067 and has a yearly base rent that increases 3% every year through maturity. As of June 30, 2025, this finance lease had a discount rate of 7.75%.
b)	El Paso University - matures in 2054 and has annual rentals comprised of a base rent due at the beginning of the year plus, if applicable, a percent of revenue in excess of the base rent. The annual base rent of the El Paso ground lease is adjusted every five years by an average of a percent of the annual revenue in preceding years. If revenue remains below the previous five-year base rent, then there is no change to base rent. As of June 30, 2025, the finance lease had a discount rate of 9.00%.

For the three months ended June 30, 2025 and 2024, the Company recognized aggregate interest expense of $166,867 and $163,142, respectively and right-of-use amortization expense of $13,471 and $13,471, respectively related to the finance lease, which is included within “Depreciation and amortization” on the condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recognized aggregate interest expense of $404,441 and $325,336, respectively and right-of-use amortization expense of $178,885 and $178,885, respectively related to the finance lease, which is included within “Depreciation and amortization” on the condensed consolidated statements of operations.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s condensed consolidated balance sheet as of June 30, 2025.

2025 (6 months)	$241,107
2026	645,791
2027	660,511
2028	675,672
2029	691,288
Thereafter	42,649,837
Total finance lease payments	45,564,206
Interest	(32,393,754)
Present value of finance lease liabilities	$13,170,452

Assets Held for Sale

On December 2, 2024, the Company entered into two purchase and sale agreements for the Hilton Garden Inn – Pineville (the “Pineville HGI Property”) and the Hilton Garden Inn – Charlotte (the “Charlotte Property”). As of March 31, 2025 and December 31, 2024, the Pineville HGI Property and the Charlotte Property were classified as held for sale. Depreciation and amortization ceased as of the date the assets were deemed held for sale. The assets held for sale are measured at the lower of their carrying amount or fair value less costs to sell. At December 31, 2024, the Company recorded an impairment of $3,992,772, which was included within investments in hotel properties in the table below. At June 30, 2025, the Company did not record any additional impairment in connection with the pending sale of these properties. Since the sale of these hotels does not represent a strategic shift that has (or will have) a major effect on the Company’s operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements. These properties were sold for an aggregate sales price of $22,775,000 and both of these sales closed on May 14, 2025.

The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024
Assets
Investments in hotel properties	$—	$21,257,017
Cash and cash equivalents	—	21,050
Accounts receivable, net	—	57,817
Franchise fees, net	—	293,611
Prepaid expenses and other assets	—	200,289

Assets held for sale	$—	$21,829,784

Liabilities
Debt, net	$—	$15,921,605
Accounts payable	—	362,998
Accrued expenses	—	160,188
Other liabilities	—	67,827

Liabilities related to assets held for sale	$—	$16,512,618

4. DEBT

At June 30, 2025 and December 31, 2024, all forms of debt consists of the following:

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	June 30,	Maturity	June 30,	December 31,
	2025	Date	2025	2024
Holiday Inn Express - Cedar Rapids(1)	9.50%	6/30/2025	$5,566,475	$5,619,577
Hampton Inn - Eagan(1)	9.50%	6/30/2025	8,539,065	8,672,347
Home2 Suites - Prattville(3)	7.32%	11/4/2029	9,273,399	9,164,964
Home2 Suites - Lubbock	4.69%	10/6/2026	6,720,338	6,851,578
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,550,642	8,639,616
Homewood Suites - Southaven	7.77%	12/6/2029	17,887,975	18,000,000
Courtyard by Marriott - Aurora(4)(5)	10.43%	2/5/2025	14,935,816	14,935,816
Holiday Inn - El Paso(2)(5)	12.00%	5/31/2025	7,600,000	7,600,000
Hilton Garden Inn - Houston	3.85%	9/2/2026	13,322,336	13,484,482
Hampton Inn - Fargo	4.00%	3/1/2027	6,914,005	6,966,110
Hampton Inn - Fargo - 2nd Mortgage	16.00%	2/1/2026	4,000,000	—
Courtyard by Marriott - El Paso	6.01%	5/13/2027	9,800,349	9,800,349
Fairfield Inn & Suites - Lakewood(5)(6)	11.32%	10/5/2025	12,000,000	12,000,000
Fairfield Inn & Suites - Lakewood - A-1(5)	14.50%	3/27/2026	4,896,801	4,896,801
Residence Inn - Fort Collins(2)(7)	10.57%	5/4/2025	11,200,000	11,200,000
Residence Inn - Fort Collins - CapEx(2)(8)	11.82%	5/4/2025	1,806,143	1,806,143
Residence Inn - Fort Collins - A-1(5)	7.00%	8/2/2028	501,465	501,465
Hilton Garden Inn - El Paso	4.94%	8/6/2025	11,871,444	12,033,256
Holiday Inn Express - Wichita	6.41%	12/21/2027	5,547,704	5,589,430
Total Mortgage Debt			160,933,958	157,761,934
Premium on assumed debt, net			256,684	234,911
Deferred financing costs, net			(1,380,057)	(1,639,867)
Net Mortgage			159,810,585	156,356,978

$5.0 million line of credit - Western(2)(9)	8.50%	6/15/2024	342,040	4,151,139
$20.0 million revolving line of credit - A-1 Bonds	17.50%	12/31/2027	14,086,000	14,254,000
$0.6 million loan - NHS	7.00%	9/30/2025	600,000	600,000
Total Lines of Credit			15,028,040	19,005,139

Debt, net			$174,838,625	$175,362,117

(1)	On July 25, 2025, the Cedar Rapids Property and Eagan Property loans were extended to October 1, 2025. See Note 10 “Subsequent Events.”
(2)	The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(3)	Variable interest rate equal to SOFR Index plus 3.00%
(4)	Variable interest rate equal to SOFR index plus 6.00%, provided that SOFR shall not be less than 1.00%. The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(5)	Loan is interest-only until maturity.
(6)	Variable interest rate equal to SOFR Index plus 7.00%.
(7)	Variable interest rate equal to SOFR Index plus 6.25%.
(8)	Variable interest rate equal to SOFR Index plus 7.50%.
(9)	Variable interest rate equal to U.S. Prime plus 1.00%

Mortgage Debt

The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of June 30, 2025, the estimated fair value of the Company’s mortgage debt was $165.5 million, compared to the gross carrying value $160.9 million. As of December 31, 2024, the estimated fair value of the Company’s mortgage debt was $158.6 million, compared to the gross carrying value $157.8 million.

Western Line of Credit Amendments

The Company and Western State Bank are working to finalize an extension of the Western Line of Credit as of the date of this filing, however there can be no assurance that an extension will be granted. Historically, the Company has successfully negotiated extensions, including in instances where the maturity date had passed.

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

El Paso HI Property

On January 16, 2025, the Company modified the mortgage loan secured by the El Paso Holiday Inn, which increased the interest to 12.00% and extended the maturity date to May 31, 2025, provided certain conditions are met. The Company and lender are working to finalize an extension as of the date of this filing, however there can be no assurance that an extension will be granted.

Cedar Rapids Property and Eagan Property

On February 26, 2025, the Company entered into a Change in Terms Agreement with Western State Bank to amend the existing loans secured by the Cedar Rapids Property and the Eagan Property to extend the maturity date of each loan to March 31, 2025 and to increase the interest rate of each loan to a fixed rate of 9.50%. On May 2, 2025, the Company entered into a Change in Terms Agreement with Western State Bank to amend the existing loans secured by the Cedar

Rapids Property and the Eagan Property to extend the maturity date of each loan to June 30, 2025.

The Company and Western State Bank are working to finalize an extension of the loans secured by the Cedar Rapids Property and the Eagan property as of the date of this filing, however there can be no assurance that an extension will be granted. Historically, the Company has successfully negotiated extensions, including in instances where the maturity date had passed.

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

El Paso Courtyard Property, Charlotte Property and Pineville HGI Property Mortgage Loan Modifications

On March 27, 2025, the mortgage loans secured by the El Paso Airport Property, the Charlotte Property and the Pineville HGI Property (collectively, the “Western Alliance Loans”) were sold to a new lender.  From January 2025 through the date of this filing, the Company was not in compliance with the payment obligations under the Western Alliance Loans.  However, as discussed above, the sales of the properties are anticipated to close in the near future, and the proceeds are expected to be utilized toward various corporate purposes, including the repayment of these loans. The Company plans to engage in discussions with the new lender to defer the payment of principal and interest, similar to the terms previously discussed with the old lender.  However, there can be no assurance that the new lender will approve these new payment terms, which could have a material adverse impact on the Company’s financial condition and liquidity. Historically, the Company has successfully negotiated new payment terms, including in instances where the maturity date had passed.

Charlotte Property and Pineville HGI Property Sale and Loan Termination

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

Future Minimum Payments

As of June 30, 2025, the future minimum principal payments on the Company’s debt were as follows:

2025 (6 months)	$75,280,942
2026	29,628,297
2027	36,844,008
2028	1,898,388
2029	15,628,086
Thereafter	16,682,277
175,961,998

Premium on assumed debt, net	256,684
Deferred financing costs, net	(1,380,057)
$174,838,625

The $75.3 million of future minimum principal payments due in 2025 includes the maturities of the mortgage debt secured individually by the Cedar Rapids Property, Eagan Property, Prattville Property, El Paso Property, Lakewood Property, Fort Collins Property, El Paso University Property and Aurora Property, along with the Western Lines of Credit.

5. INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the period ended June 30, 2025 and did not pay any federal and state income taxes for the period ended June 30, 2024. The Company did not have any uncertain tax positions as of June 30, 2025 or December 31, 2024.

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

Fees and reimbursements incurred and payable to the Advisor and its affiliates, for the three months ended June 30, 2025 and 2024, were as follows:

	Incurred		Incurred
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fees:
Financing fees	$—	$—	$—	$90,000
Asset management fees	560,806	634,956	1,153,365	1,265,973
	$560,806	$634,956	$1,153,365	$1,355,973

Reimbursements:
Offering costs	$390,529	$415,689	$899,856	$1,000,737
General and administrative	766,024	724,155	1,521,561	1,635,501
Sales and marketing	14,675	18,772	32,485	32,443
Acquisition costs	6,876	23,393	19,751	75,335
Other expense, net	207,613	113,982	207,613	113,982
	$1,385,717	$1,295,991	$2,681,266	$2,857,998

For the three and six months ended June 30, 2025, the Operating Partnership recorded no distributions payable to the Advisor in connection with the Advisor’s ownership of Series B LP Units. For the three and six months ended June 30, 2024, the Operating Partnership recorded distributions payable to the Advisor in the amount of $59,085 and $74,389, respectively. As of June 30, 2025 and December 31, 2024, the Company had distributions payable to the Advisor in the amount of $625,016 and $625,016, respectively. For the six months ended June 30, 2025 and 2024, the Company paid distributions in the amount of $0 and $9,075, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock. For the six months ended June 30, 2025 and 2024, the Company paid Corey Maple distributions in an amount of $0 and $2,432, respectively, in connection with his ownership of 15,361 Series GO LP Units.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of June 30, 2025, Corey Maple, is a guarantor of the Company’s loan secured by the hotel property located in Fargo, North Dakota, which had original loan amounts of  $7.4 million, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of 50% of the loan secured by the Wichita Property, is a guarantor of the new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Maple is also a guarantor of the loan secured by the El Paso University Property, which had an original principal loan amount of $14.4 million. As of June 30, 2025, Norman Leslie is a guarantor of the Company’s new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million, and is a guarantor under the Company’s new loan secured by the Lakewood Property, which had an original loan amount of $12.0 million and is a guarantor under the Company’s new loan secured by the Prattville Property, which had an original loan amount of $11.0 million. Mr. Leslie was a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. That loan was repaid in full and the guaranty terminated on July 23, 2024. For the six months ended June 30, 2025 and 2024, the Company accrued guarantee fees in the amount of $0.3 million and $0.1 million, respectively to each Mr. Maple and Mr. Leslie. In addition, during the second quarter of 2025, the Company recorded approximately $0.9 million of previously unrecorded guarantee fees relating to certain loans for the periods from October 1, 2021 through December 31, 2024. The total amount accrued of $2.6 million remained unpaid at June 30, 2025 and is included in Due to related parties on the accompanying condensed consolidated balance sheet.

As of June 30, 2025 and December 31, 2024, the Company had amounts due and payable to the Advisor and its affiliates of $14.4 million and $12.7 million, respectively, which is included in Due to related parties on the accompanying condensed consolidated balance sheets.

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

Fees and reimbursements incurred and payable to NHS for the six months ended June 30, 2025 and 2024, and fees and reimbursements payable to NHS as of June 30, 2025 and December 31, 2024, were as follows:

	Incurred		Payable as of
	For the Six Months Ended June 30,		June 30,	December 31,
	2025	2024	2025	2024
Fees:
Management fees	$—	$207,378	$285,775	$321,408
Administrative fees	—	21,782	17,545	31,950
Accounting fees	—	37,872	27,000	47,616
	$—	$267,032	$330,320	$400,974

Reimbursements	$123,578	$243,264	$340,762	$421,333

One Rep Construction, LLC (“One Rep”) — One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2025 and 2024 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the six months ended June 30, 2025 and 2024, the Company incurred $0 and $3,527 of construction management fees and reimbursements payable to One Rep, respectively. As of June 30, 2025 and December 31, 2024, the amounts outstanding and due to One Rep were $25,102 and $44,474, respectively, which is included in due to related parties on the accompanying condensed consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) — A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. As of June 30, 2025, the Company has an outstanding balance on its line of credit (the “A-1 Revolving Line of Credit”) amounting to $14.1 million loan (see Note 4).  As of June 30, 2025, the A-1 Revolving Line of Credit has a fixed interest rate of 17.50% and had a maturity of December 31, 2027.

7. FRANCHISE AGREEMENTS

As of June 30, 2025 and December 31, 2024, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement. For the three months ended June 30, 2025 and 2024, amortization in connection with these agreements was $34,514 and $43,264 respectively and is included within “Franchise fees, net” on the condensed consolidated balance sheet. For the six months ended June 30, 2025 and 2024, amortization in connection with these agreements was $69,027 and $86,528 respectively and is included within “Franchise fees, net” on the condensed consolidated balance sheet.

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

The Company has classified the Series P Preferred Units as a liability in accordance with ASC 480 due to the mandatory redemption feature. The accretion of the Series P Preferred Units is recorded as interest expense in the consolidated statement of operations. From the inception of the offering through June 30, 2025, the Company issued 35 units of Series P Preferred Units in an amount of $350,000. This amount is included as a liability as within the line item of Mandatorily redeemable preferred units, Series P, net of unamortized offering costs of $169,350. For the six months ended June 30, 2025, the Company recorded $13,125 of distributions which are included within interest expense within the consolidated statements of operations. At June 30, 2025, this amount is payable and included within distributions payable in the consolidated balance sheets. As of the date of this filing these have remained unpaid.

9. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 900,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each share of common stock entitles the holder to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions as authorized by the Company’s board of directors. The rights of the holders of shares of preferred stock may be defined at such time any series of preferred shares are issued. As of June 30, 2025, the Company had issued and sold 10,301,567 shares of common stock, including 1,215,332 shares attributable to the DRIP described below, and received aggregate proceeds of $100.8 million.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

Distribution
	Distributions	Declared Per	Distributions Paid (3)
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total
First Quarter 2025	$—	$—	$—	$—	$—
Second Quarter 2025	—	—	—	—	—
	$—	$—	$—	$—	$—

Distribution
	Distributions	Declared Per	Distributions Paid (3)
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279
Second Quarter 2024	1,181,705	0.113	820,706	176,589	997,295
	$1,487,770	$0.142	$1,723,767	$285,807	$2,009,574
(1)	No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through August 31, 2024 were payable to each stockholder as 100% in cash. No distributions were declared for the period of September 1, 2024 through June 30, 2025.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through August 31 2024. No distributions were declared for the period of September 1, 2024 through June 30, 2025.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its Share Repurchase Plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our Share Repurchase Plan. The Company repurchased no shares during the six months ended June 30, 2025 and June 30, 2024. As of June 30, 2025, the Company had repurchased 287,525 shares which represents an original investment of $2,858,355 for $2,794,469 under the share repurchase plan. As of June 30, 2025, all redemption proceeds had been paid. As of June 30, 2025, the Company had $370,138 available for eligible repurchases for the remainder of 2025.

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

Non-Controlling Interests

As of June 30, 2025, the Operating Partnership had seven classes of Limited Partner Units – 1) the Common LP Units, 2) the Series B LP Units, 3) the Series T LP Units, 4) the Series GO LP Units and 5) the Series GO II LP Units, 6) Series P Preferred Units, and 7) Series A Preferred Units. The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects (as defined below).

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of June 30, 2025, the Operating Partnership had issued and sold 612,100 Common LP Units, with a current value of $10.57 per unit, in connection with the Northbrook Property and the El Paso Airport Property acquisitions.

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

As of June 30, 2025, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Operating Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T LP Units at the time of conversion. As of June 30, 2025, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the six months ended June 30, 2025 and 2024, the Company declared distributions of $0 and $0, respectively.

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

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Units Offering for sales which were pending as of that date. As of  June 30, 2025, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

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

Upon the sale of all or substantially all of the GP Units held by LF REIT III or any sale, exchange or merger of LF REIT III or the Operating Partnership (each, a “Termination Event”), or with respect to proceeds received upon the sale or exchange of a property which are not reinvested in additional properties, distributions will be made between the Series GO LP Units and the other Participating Partnership Units (including the Series GO II LP Units) as follows: (i) first, to the Participating Partnership Units in proportion to their Partnership Units until the GP Units (the Common LP Units and the Interval Units) have received 70% of their original capital contributions (determined on a grossed-up basis) reduced by any prior distributions received in connection with the sale of a property in which the sale proceeds are not reinvested in additional properties; (ii) second, to the Participating Partnership Units in proportion to their Partnership Units until each Participating Partnership Unit has received a Participating Amount ($1.00 for any period after December 31, 2020, $2.00 for any period after December 31, 2021 and $3.00 for any period after December 31, 2022, determined as a singular determination and not a cumulative determination); (iii) third, to the Participating Partnership Units (other than the Series GO LP Units) in proportion to their Partnership Units until the GP Units have received any remaining unreturned original capital contributions; (iv) fourth, to the Series GO Limited Partners in proportion to their Series GO LP Units until the amount distributed to the Series GO Limited Partners per Series GO LP Unit is equal to the amount distributed to the Participating Partnership Units per Participating Partnership Unit (other than the Series GO Limited Partners) pursuant to (iii); and (v) thereafter, to the Participating Partnership Units in proportion to their Participating Partnership Units

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The purchase price of the Series GO II LP Units in the offering is equal to 75% of the Share NAV and, based on the current Share NAV, is $7.93 per Series GO II LP Unit. The Series GO II LP Units will be specially allocated all Net Income (including book up income) in proportion to the 25% issue price shortfall, until the positive Capital Account balance of each Series GO II LP Unit is equal to the Share NAV. As a result, the issuance of the Series GO II LP Units will be dilutive to the General Partner Units and therefore, to the shares of common stock of the Company. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, the Company’s Board of Directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, the Company’s Board of Directors extended the term of the GO II Unit Offering to March 31, 2026. As of June 30, 2025, the Operating Partnership had issued and sold 789,613 Series GO II LP Units and received aggregate proceeds of $5.9 million.

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

Concurrently, the Company entered into the Contribution Agreement to restructure four of its loans (See Note 4 – Debt.) As of June 30, 2025, the Company issued 4,067,659 Series A Preferred Units amounting to $4,067,659. As of June 30, 2025, there were no distributions accrued with respect to the Series A Preferred Units.

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

11. REPORTABLE SEGMENTS

As of June 30, 2025, we have one operating segment, our consolidated hotel properties. Our CODM, who is our chief executive officer, evaluates our consolidated hotel properties primarily based on house profit when deciding how to allocate resources, in making other day-to-day operating decisions and evaluating our operating performance against other companies within our industry.

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

The following table presents our reportable segment revenues reconciled to our consolidated amounts, reportable segment expenses and House Profit reconciled to net loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Room revenue	$16,502,673	$19,853,415	$30,667,718	$34,740,606
Other revenue	1,031,926	1,180,193	2,265,724	2,264,425
Total segment revenue	17,534,599	21,033,608	32,933,442	37,005,031

Expenses
Room Expense	4,010,187	4,578,333	7,770,128	8,550,085
Other departmental and support expense	2,904,474	3,014,511	5,871,135	5,956,628
Franchise fees	1,500,832	1,769,143	2,724,577	3,114,321
Management fees	500,474	635,963	968,069	1,117,625
Sales and marketing	1,134,576	1,294,464	2,392,585	2,440,657
General and Administrative	1,631,176	1,690,617	3,131,087	3,378,910
Total segment expenses	11,681,719	12,983,031	22,857,581	24,558,226

House Profit	5,852,881	8,050,577	10,075,862	12,446,805
Other (income)	(16,507)	(27,341)	(37,970)	(61,152)
Property taxes and insurance	1,513,749	1,783,784	3,075,881	3,588,400
Corporate general and administrative expense	1,408,777	924,952	2,481,456	2,355,097
Corporate sales and marketing expense	15,037	22,807	33,667	37,687
Corporate asset management fees	560,806	634,956	1,153,365	1,265,973
Acquisition expense	9,875	5,570	19,854	14,112
Owner expense	1,938,782	764,698	2,400,448	1,138,473
Depreciation and amortization	2,362,568	2,623,380	4,862,121	5,390,934
Interest expense	5,153,782	4,157,427	10,026,067	8,016,892
Income tax expense (benefit)	(30,582)	90,188	(73,255)	5,720
Gain from sale of hotel property	(126,112)	—	(126,112)	—
Net Loss	$(6,937,295)	$(2,929,844)	$(13,739,661)	$(9,305,331)

12. SUBSEQUENT EVENTS

Status of the Offering

As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,301,567 shares of common stock, including 1,215,332 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.8 million.

GO II Unit Offering

The Operating Partnership has issued and sold 795,920 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $6.0 million as of the date of this filing.

Cedar Rapids Property and Eagan Property

On July 25, 2025, the Company entered into a Change in Terms Agreement with Western State Bank to amend the existing loans secured by the Cedar Rapids Property and the Eagan Property to extend the maturity date of each loan to October 1, 2025.

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

We have invested and continue to invest primarily in 80 to 200 room limited-service, select-service, full-service and extended-stay hotel properties with strong mid-market brands in America’s Heartland. As of June 30, 2025, we owned fifteen hotel properties and owned an equity and profits interest in the parent of an entity which holds a leasehold interest in one additional hotel property with an aggregate of 1,925 rooms located in ten states.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

Initial Offering

We are currently conducting an offering (the “Offering”) of up to $150,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 and will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are currently offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 9 “Stockholders’ Equity” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV, effective as of January 6, 2023. As of June 30, 2025, we have issued and sold 10,301,567 shares of common stock, including 1,215,332 shares attributable to the DRIP, and received aggregate proceeds of $100.8 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $84.2 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of June 30, 2025, we have repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469. As of June 30, 2025, all of the redemption proceeds have been paid.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the Operating Partnership, designated as Series Growth & Opportunity Limited Partner Units (“Series GO LP Units”), which our board of directors terminated as of February 12, 2022. As of June 30, 2025, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the Operating Partnership, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in our sole discretion as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. As of June 30, 2025, the Operating Partnership had issued and sold 789,613 Series GO II LP Units and received gross aggregate proceeds of $5.9 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $5.8 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of June 30, 2025, we had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the year ended December 31, 2024, the Company declared distributions of $48,263 for the Series T LP Units. During the six months ended June 30, 2025 and 2024, the Company declared distributions of $0 and $0, respectively.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of June 30, 2025, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit at the time of issuance, in connection with two property acquisitions.

Series P Preferred Units

On December 24, 2024, the Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued interest on the Fort Collins Loans and the Courtyard Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. As of June 30, 2025, the Operating Partnership has issued and sold 35 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $0.4 million.

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

Independent Director Compensation

During 2022, we began compensating our independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. On each quarter end in 2024 and 2025, we issued 500 shares of our common stock to each of our two independent directors. For the six months ended June 30, 2025 and 2024, we recognized stock-based compensation expense of $21,140 and $21,140, respectively. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

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

Market Outlook

The outlook for the lodging industry in 2025 has tempered, reflecting a more cautious stance driven by revised industry forecasts and softening performance trends. Industry data released in July 2025 by STR and PwC now project a 1% decline in RevPAR and a slight decrease in occupancy to approximately 62.8% for the full year. These projections indicate plateaued leisure demand and an uneven recovery in corporate and group travel, which calls for a more reserved outlook than previously anticipated.

The Upscale and Upper Midscale segments continue to show resilience, supported by cost-conscious travelers seeking value amid inflationary pressures. Operators in these segments are focused on sustainability initiatives, digital enhancements, and improving the guest experience to remain competitive with alternative accommodations such as vacation rentals.

Despite those efforts, industry dynamics are increasingly challenged by mixed corporate and group demand, as well as signs of saturation in key leisure markets. In addition, the Company continues to face macroeconomic headwinds. Inflation, elevated interest rates, rising insurance premiums, labor shortages, and supply chain disruptions have all contributed to ongoing operational pressures that persisted through 2024 and are expected to continue throughout 2025.

While the federal government has taken steps to curb inflation, the effectiveness and timing of these measures remain uncertain. Any continued or renewed inflationary pressures may result in rising operating expenses that could outpace revenue growth, putting pressure on margins. Furthermore, increases in variable interest rates could negatively impact debt service obligations and overall financial results.

Evolving government policies, including those related to tariffs and federal employment levels, also pose risks. A portion of our lodging demand is derived from federal government travel, and potential government layoffs or spending reductions may adversely affect our financial performance in select markets.

In the second quarter of 2025, room revenue declined by 17% compared to the same period in 2024. While the sale of our Pineville property contributed to this decrease, it accounted for only approximately 5% of the variance. The remaining decline is attributable to weaker demand trends at retained properties. Same-store comparisons reflect softness across several markets, in line with broader industry patterns.

Routine shareholder distributions have been suspended since September 2024. The Company continues to evaluate distribution capacity in light of liquidity, cash flow, and strategic capital allocation priorities.

Year-to-date, revenue is down 11%. As a result, any improvement in revenue and earnings is expected to be contingent on successful completion of planned acquisitions, realization of anticipated cost efficiencies, and a return to positive operating cash flow.

Seasonal trends have also diverged from historical norms. While Q2 is typically a stronger period due to increased leisure travel, 2025 did not exhibit the usual seasonal uptick, further reflecting softer demand conditions.

While structural factors such as the appeal of value-based lodging and brand strength remain intact, the recovery of the lodging sector will depend on a combination of stabilizing macroeconomic conditions, renewed strength in leisure travel, and a sustained return of business and group demand. Additionally, if another pandemic, epidemic, or public health crisis were to arise in regions where we operate, the Company may be subject to risks and uncertainties similar to those experienced during the COVID-19 pandemic.

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

We are dependent upon the net proceeds from our Offering and offerings of our Operating Partnership to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. We had also used the net proceeds from the GO Unit Offering to conduct our operations. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering, GO II Unit Offering and Series P Preferred Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2025, we had raised approximately $100.8 million in gross offering proceeds from the sale of shares of our common stock in the Offering, approximately $21.5 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering and approximately $5.9 million in gross offering proceeds from the sale of the Series GO II LP Units in our GO II Unit Offering and approximately $0.4 million in gross offering proceeds from the sale of the Series P Preferred Units in our Series P Preferred Unit Offering. If we are unable to raise substantial funds in the Offering and the Operating Partnership offerings, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of June 30, 2025, we consolidated sixteen hotel properties, consisting of fifteen hotel properties owned by us and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for all but one of the properties acquired in 2022 and the equity and profits interest acquired in 2022, the issuance of Series T LP Units to the contributor as part of the consideration. Operating cash needs during the six months ended June 30, 2025 were met through cash flow generated by these real estate investments and with proceeds from our Offering, the GO II Unit Offering, and the Series P Preferred Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%, however, there can be no assurance that we will achieve this ratio. We target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of June 30, 2025, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 58%.

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

The franchise agreements for certain of our hotels require that we provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of June 30, 2025, we have set aside $5.4 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $3.0 million on capital improvements at our operating hotels during the six months ended June 30, 2025 and approximately $3.3 million on capital improvements at our operating hotels during the six months ended

June 30, 2024.

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

The interest rate as of June 30, 2025 was 8.50% per annum. As of June 30, 2025, the Western Line of Credit was secured by our Cedar Rapids Property, Eagan Property, and Fargo Property which are also subject to term loans with the same lender, and 300,000 Common LP Units of the Operating Partnership. The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of June 30, 2025, there was a $0.3 million balance outstanding on the Western Line of Credit.

As of the date of this filing, $0.3 million is outstanding under the Western Line of Credit.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

The A-1 Line of Credit has been amended several times to increase the line of credit, to change the interest rate and to extend the maturity date. On December 20, 2024, the Operating Partnership, the Company and A-1 Bonds amended the A-1 Line of Credit to extend the maturity date of the A-1 Line of Credit to December 31, 2027, increase the interest rate to 17.5% per annum, increase the A-1 Line of Credit to $20.0 million, and increase the number of Common LP Units of the Operating Partnership securing the A-1 Line of Credit to 2,000,000 unissued Common LP Units. Pursuant to a prior amendment, the A-1 Lender will receive an exit fee equal to 1.5% of the full amount due under the Line of Credit upon the earlier of (a) full repayment (whether on the maturity date or prior thereto or any other date), and (b) the maturity date. As of June 30, 2025, there was a $14.1 million balance outstanding on the A-1 Revolving Line of Credit.

As of date of this filing, $13.8 million is outstanding under the A-1 Line of Credit.

NHS Loan

On March 6, 2023, we entered into a $600,000 loan agreement (the “NHS Loan”) with NHS. Since March 31, 2024, the NHS Loan had a fixed interest rate of 7.0% per annum and a maturity date of September 30, 2025. Outstanding amounts under the NHS Loan may be prepaid in whole or in part without penalty. The NHS Loan is secured by 60,000 partnership units of the Operating Partnership. All accrued interest is due and payable on the maturity date with the full principal balance. As of June 30, 2025, there was a $600,000 balance outstanding on the NHS Loan.

As of the date of this filing, $600,000 is outstanding under the NHS Loan.

Mortgage Debt

As of June 30, 2025, we had $160.9 million in outstanding mortgage debt secured by sixteen consolidated properties, with maturity dates ranging from June 2025 to December 2029. Interest rates on the mortgage debt as of June 30, 2025 are as follows:

-	Fourteen of the loans have fixed interest rates ranging from 3.85% to 14.50%.
-	One loan is a variable interest loan at a rate of SOFR rate plus 3.00% resulting in an effective rate of 7.32% as of June 30, 2025.
-	One loan is a variable interest loan at a rate of SOFR rate plus 6.0% per annum, provided that SOFR shall not be less than 1.0%, resulting in an effective rate of 10.43% as of June 30, 2025.
-	One loan is a variable interest loan at a rate of SOFR rate plus 7.00% resulting in an effective rate of 11.32% as of June 30, 2025.
-	One loan is a variable interest loan at a rate of SOFR rate plus 6.25% resulting in an effective rate of 10.57% as of June 30, 2025.
-	One loan is a variable interest loan at a rate of SOFR rate plus 7.50% resulting in an effective rate of 11.82% as of June 30, 2025.
-	Collectively, the weighted-average interest rate is 7.68%.

The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period following origination, and generally require a balloon payment due at maturity. As of June 30 2025 and December 31, 2024, certain mortgage debt was guaranteed by the members of the Advisor. See Note 6 “Related Party Transactions” of the notes to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor. As part of the consolidated outstanding mortgage debt above, the owner of the leasehold interest in the El Paso University Property is the borrower under a $14.4 million loan secured by the leasehold interest in the El Paso University Property.

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

The fair value of our mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities. As of June 30, 2025, the estimated fair value of our mortgage debt was $165.5 million, compared to the gross carrying value $160.9 million. As of December 31, 2024, the estimated fair value of our mortgage debt was $158.6 million, compared to the gross carrying value $157.8 million.

The following refinancings and modifications occurred during the quarter ended June 30, 2025.

Cedar Rapids Property and Eagan Property

On May 2, 2025, the Company entered into a Change in Terms Agreement with Western State Bank to amend the existing loans secured by the Cedar Rapids Property and the Eagan Property to extend the maturity date of each loan to June 30,

2025

The Company and Western State Bank are working to finalize an extension of the loans secured by the Cedar Rapids Property and the Eagan property as of the date of this filing, however there can be no assurance that an extension will be granted.

Charlotte Property and Pineville HGI Property Sale and Loan Termination

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(2,484,006)	$1,227,596
Net cash provided by (used in) investing activities	19,731,535	(3,170,811)
Net cash (used in) provided by financing activities	(16,767,872)	1,372,593
Net increase (decrease) in cash, cash equivalents and restricted cash	$479,657	$(570,622)

Cash Flows From Operating Activities

As of June 30, 2025, we owned fifteen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. During the six months ended June 30, 2025, net cash used in operating activities was $2.5 million and during the six months ended June 30, 2024, net cash provided by operating activities was $1.2 million. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See "— Results of Operations" for further discussion of our operating results for the six months ended June 30, 2025 and 2024.

Cash Flows From Investing Activities

Net cash provided by investing activities was $19.7 million for the six months ended June 30, 2025 and consisted of $3.0 million used for the improvements and additions to hotel properties. Net cash used in investing activities was $3.2 million for the six months ended June 30, 2024 and consisted of $3.2 million used for the improvements and additions to hotel properties.

Cash Flows From Financing Activities

During the six months ended June 30, 2025, net cash used in financing activities was $16.8 million and consisted primarily of the following:

●	$0.8 million of net cash provided by offering proceeds related to our Offerings, net of payments of commissions and other offering costs of $1.3 million;
●	$14.9 million of net cash used in debt financing as a result of proceeds from mortgage debt of $4.1 million and lines of credit of $1.0 million, offset by principal payments on debt of $17.5 million, principal payments on lines of credit of $5.0 million in addition to payments of financing costs of $0.2 million; and

During the six months ended June 30, 2024, net cash provided by financing activities was $1.4 million and consisted primarily of the following:

●	$0.0 million of net cash used by offering proceeds related to our Offerings, net of payments of commissions and other offering costs of $1.6 million;
●	$3.3 million of net cash provided by debt financing as a result of proceeds from mortgage debt of $16.9 million and lines of credit of $2.7 million, partially offset by principal payments on debt of $15.2 million, principal payments on lines of credit of $0.9 million and payments of financing costs of $0.1 million; and
●	$1.9 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.3 million.

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

Distribution
	Distributions	Declared Per	Distributions Paid (3)
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total
First Quarter 2025	$—	$—	$—	$—	$—
Second Quarter 2025	—	—	—	—	—
	$—	$—	$—	$—	$—

Distribution
	Distributions	Declared Per	Distributions Paid (3)
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279
Second Quarter 2024	1,181,705	0.113	820,706	176,589	997,295
	$1,487,770	$0.142	$1,723,767	$285,807	$2,009,574
(1)	No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through August 31, 2024 were payable to each stockholder as 100% in cash. No distributions were declared for the period of September 1, 2024 through June 30, 2025.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through August 31 2024. No distributions were declared for the period of September 1, 2024 through June 30, 2025.

For the six months ended June 30, 2025, we paid no distributions. Our net loss for the six months ended June 30, 2025 was $12.8 million. Net cash flow used in operations for the six months ended June 30, 2025 was $2.2 million.

For the six months ended June 30, 2024, we paid aggregate distributions of $2.0 million, including $1.7 million of distributions paid in cash and $0.3 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the six months ended June 30, 2024 was $9.3 million. Net cash flow provided by operations for the six months ended June 30, 2024 was $1.2 million. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

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

Our results of operations for the six months ended June 30, 2025 and June 30, 2024 are not indicative of those expected in future periods, as we were actively raising capital through our Offering during both of these periods As of June 30, 2025 and 2024, we consolidated sixteen and nineteen properties, respectively, for a full 12-month operating cycle.

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

Comparison of the three months ended June 30, 2025 versus the three months ended June 30, 2024

Revenue

Room revenues totaled $16.5 million and $19.9 million for the three months ended June 30, 2025 and 2024, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $1.0 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively. These changes are primarily a result of the impact from the sale of the Pineville Property in July 2024. Hotel occupancy, ADR, and RevPAR were 68.43%, $130.26, and $89.14, respectively, for the three months ended June 30, 2025. Hotel occupancy, ADR, and RevPAR were 73.12%, $132.02, and $96.53, respectively, for the three months ended June 30, 2024.

Property Operations Expenses

Property operations expenses were $8.4 million and $9.4 million for the three months ended June 30, 2025 and 2024, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The decrease of $1.0 million in property operations expenses was primarily due to the sale of the Pineville Property in July 2024 along with a continued effort to effectively reduce costs.

General and Administrative Expenses

General and administrative expenses were $3.0 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The increase of $0.4 million in general and administrative expenses was primarily due to a large influx of bills due to the continued catchup of audited financials.

Sales and Marketing Expenses

Sales and marketing expenses remained generally unchanged, amounting to $1.1 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel cost, hotel brand loyalty program costs, advertising and other marketing costs.

Franchise Fees

Franchise fees were at $1.5 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The decrease of $0.3 million was primarily due to the sale of the Pineville Property in July 2024.

Management Fees

Management fees were $1.1 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties.

Acquisition Expenses

Acquisition expenses were $9,875 and $5,570 for the three months ended June 30, 2025 and 2024, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE.

Depreciation and Amortization

Depreciation and Amortization expenses were $2.3 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $0.3 million was primarily due to the sale of the Pineville Property in July 2024.

Other Expense, net

Other expense, net was $0.8 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively.

Interest Expense

Interest expense was $5.2 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively. The $1.0 million increase in interest expense was primarily due to amendments in the debt structure and an overall increase in interest rates. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, higher interest rates on several of our recently refinanced and extended loans as well as future refinancings of maturing debt, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Comparison of the six months ended June 30, 2025 versus the six months ended June 30, 2024

Revenue

Room revenues totaled $30.7 million and $34.7 million for the six months ended June 30, 2025 and 2024, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $2.3 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively. These changes are a result of the impact from the sale of the Pineville Property in July 2024. Hotel occupancy, ADR, and RevPAR were 65.35%, $125.26, and $81.90, respectively, for the six months ended June 30, 2025. Hotel occupancy, ADR, and RevPAR were 67.13%, $125.81, and $84.86, respectively, for the six months ended June 30, 2024.

Property Operations Expenses

Property operations expenses were $16.7 million and $18.1 million for the six months ended June 30, 2025 and 2024, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The decrease of $1.4 million in property operations expenses was primarily due to the sale of the Pineville Property in July 2024 along with a continued effort to effectively reduce costs.

General and Administrative Expenses

General and administrative expenses remained generally unchanged at $5.6 million and $5.7 million for the six months ended June 30, 2025 and 2024, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment.

Sales and Marketing Expenses

Sales and marketing expenses remained generally unchanged, amounting to $2.4 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel cost, hotel brand loyalty program costs, advertising and other marketing costs.

Franchise Fees

Franchise fees were at $2.8 million and $3.2 million for the six months ended June 30, 2025 and 2024, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The decrease of $0.4 million was primarily due to the sale of the Pineville Property in July 2024.

Management Fees

Management fees were $2.1 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. The decrease of $0.4 million was primarily due to the sale of the Pineville Property in July 2024.

Acquisition Expenses

Acquisition expenses were $19,854 and $14,112 for the six months ended June 30, 2025 and 2024, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE.

Depreciation and Amortization

Depreciation and Amortization expenses were $4.8 million and $5.3 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $0.5 million was primarily due to the sale of the Pineville Property in July 2024.

Other Expense, net

Other expense, net was $1.2 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively.

Interest Expense

Interest expense was $10.0 million and $8.0 million for the six months ended June 30, 2025 and 2024, respectively. The $2.0 million increase in interest expense was primarily due to amendments in the debt structure and an overall increase in interest rates. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, higher interest rates on several of our recently refinanced and extended loans as well as future refinancings of maturing debt, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

These estimates involve significant judgment, particularly in estimating the relative fair value of land, buildings, and intangible assets such as in-place leases or franchise agreements. These values are sensitive to changes in market data, discount rates, and income projections.

For example, an increase in the discount rate used to value acquired cash flows could reduce the fair value allocated to intangible assets, which would affect amortization expense and overall purchase accounting. Similarly, classifying a transaction as a business combination versus an asset acquisition would impact the timing of expense recognition due to the treatment of transaction costs.

Impairment of Hotel Properties

We assess the carrying value of our hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel properties. If our analysis indicates that the carrying value is not recoverable, we recognize an impairment loss equal to the amount by which the carrying value exceeds fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, market transactions, or third-party appraisals.

The use of projected future cash flows is based on assumptions that reflect our expectations about the travel industry and broader economic trends, as well as our intended use of the properties. The assumptions and estimates related to the future cash flows and capitalization rates are inherently subjective.

These estimates are particularly sensitive to changes in occupancy, ADR, margin assumptions, discount rates, and market capitalization rates. An increase in the discount rate or a reduction in forecasted NOI could potentially trigger an impairment loss.

Although no impairments were recorded for the six months ended June 30, 2025 and 2024, future economic conditions or changes in property-level performance could significantly impact these estimates and result in future impairments.

Assessment of Variable Interest Entities

We use judgment when evaluating whether we have a controlling financial interest in an entity, including the assessment of the significance of rights and obligations not reflected through voting rights. If the entity is considered a variable interest entity (“VIE”), we use judgment in determining whether we are the primary beneficiary, and consolidate those VIEs for which we have determined we are the primary beneficiary. If an entity does not meet the definition of a VIE, we evaluate control based on our voting interest.

This analysis requires significant judgment in interpreting governance arrangements, decision-making rights, and economic exposure. The determination can be particularly complex when multiple parties are involved and when governance provisions do not clearly convey control.

Changes in facts or circumstances, including amendments to agreements or changes in ownership interests, may result in a different consolidation conclusion. For example, a loss of decision-making authority or dilution of equity interest could result in the deconsolidation of an entity, significantly affecting our financial statements.

Consolidations

We use judgment to evaluate whether we have a controlling financial interest in an entity. For entities that are not VIEs, we assess control through our voting interest. For VIEs, we determine whether we are the primary beneficiary by evaluating whether we have both the power to direct activities and the obligation to absorb losses or the right to receive benefits.

This analysis involves significant assumptions related to control rights, economic exposure, and the structure of the arrangement. In many cases, contract interpretation plays a material role, especially when entities have shared or delegated decision-making authority.

The determination of whether to consolidate an entity can significantly impact our reported financial position and results of operations. A change in ownership structure, governance provisions, or contractual terms could alter our conclusion and require deconsolidation or initial consolidation, which would have a material effect on the balance sheet and net income.

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

These estimates are subject to uncertainty because they often involve projections of future cash flows, discount rates, liquidity assumptions, or market participant behavior. These inputs may not be directly observable and can vary widely among market participants.

For example, a change in the discount rate used in a Level 3 model could result in a material increase or decrease in the estimated fair value of the asset or liability. The use of alternative valuation methodologies or market assumptions could materially impact the fair value classification and resulting financial reporting.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Status of the Offering

As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,301,567 shares of common stock, including 1,215,332 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.8 million.

GO II Unit Offering

The Operating Partnership has issued and sold 795,920 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $6.0 million as of the date of this filing.

Cedar Rapids Property and Eagan Property

On July 25, 2025, the Company entered into a Change in Terms Agreement with Western State Bank to amend the existing loans secured by the Cedar Rapids Property and the Eagan Property to extend the maturity date of each loan to October 1, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risks have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act of 1934 Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, June 30, 2025, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 9 “Stockholders’ Equity” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV. During the three months ended June 30, 2025 we sold 1,000 shares of common stock in the private offering, resulting in gross offering proceeds of $10,560. During the three months ended June 30, 2025, aggregate selling commissions of $0 and marketing and diligence allowances and other wholesale selling costs and expenses of $0.4 million were paid in connection with the private offering.

GO II Units Offering

On April 7, 2023, the Operating Partnership commenced a private placement offering of its Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO II LP Units (a “Series GO II Limited Partner”) will have the right to exchange its Series GO II LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange; provided, however, that until such time as the Series GO II LP Units have been allocated Net Income (including book-up income) such that their positive Capital Account balance is equal to the net asset value of the Company’s shares of common stock (the “Share NAV”), the exchange right will be limited and the Series GO II Limited Partners will only be entitled to receive a pro rata portion of a REIT Share equal to the positive Capital Account balance of the Series GO II LP Unit divided by the Share NAV. The exchange right is not available until all of the following have occurred (the “Exchange Date”):  (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO II Limited Partner has held its Series GO II LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the three months ended June 30, 2025, the Operating Partnership issued 187,738 Series GO II LP Units. During the three months ended June 30, 2025, aggregate selling commissions were $28,250 and marketing and diligence allowances and other wholesale selling costs and expenses of $2,906 were paid in connection with the GO II Unit Offering.

Series P Preferred Units

On December 24, 2024, the Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit to accredited investors only, pursuant to a confidential private placement memorandum. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Rule 506(c) of Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however, all purchasers in the offering must be accredited investors and the Operating Partnership must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued interest on the Fort Collins Loans and the Courtyard Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. As of June 30, 2025, the Operating Partnership has issued and sold 35 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $0.4 million as of the date of this filing.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan and the discretion provided therein, we will repurchase shares within 21 days following the end of a calendar quarter. During the six months ended June 30, 2025, we repurchased no shares of our common stock. During the six months ended June 30, 2025, there were unfulfilled repurchase requests of $0.9 million.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2025	—	$—	(1)
February 2025	—	$—	(1)
March 2025	—	$—	(1)
Total	—
April 2025	—	$—	(1)
May 2025	—	$—	(1)
June 2025	—	$—	(1)
Total	—
Six Months Ended June 30, 2025	—
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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2025.

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

10.299

Change in Terms Agreement with Western State Bank, dated February 26, 2025, relating to the loan dated March 5, 2019 related to the Cedar Rapids Property (incorporated by reference to Exhibit 10.299 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed June 2, 2025)

10.300

Change in Terms Agreement with Western State Bank, dated February 26, 2025, relating to the loan dated June 19, 2019 related to the Eagan Property (incorporated by reference to Exhibit 10.300 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed June 2, 2025)

10.301

Forbearance Agreement with Choice Financial Group dated March 27, 2025 related to the loans related to the Houston Property and Wichita Property (incorporated by reference to Exhibit 10.301 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed June 2, 2025)

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

LODGING FUND REIT III, INC.

Date:	August 14, 2025	By:	/s/ Norman H. Leslie
Norman H. Leslie
President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer and Director
(principal executive officer)

Date:	August 14, 2025	By:	/s/ Samuel C. Montgomery
Samuel C. Montgomery
Chief Financial Officer
(principal financial officer)