Form 10-Q
period 2025-09-30
Lodging Fund REIT III, Inc.
filed 2025-11-14
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 10,015,042 outstanding shares of common stock of Lodging Fund REIT III, Inc.

LODGING FUND REIT III, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Investment in hotel properties, net of accumulated depreciation and amortization of $34,902,951 and $33,318,590	$208,325,346	$241,973,045
Cash and cash equivalents	2,392,905	2,354,025
Restricted cash	6,718,585	7,986,767
Accounts receivable, net	1,753,271	1,092,900
Franchise fees, net	1,304,503	1,616,447
Prepaid expenses and other assets	1,371,122	2,007,058
Assets held for sale	26,984,448	21,829,784
Total Assets (variable interest entities - $21,268,990 and $22,117,277)	$248,850,180	$278,860,026

Liabilities and Equity
Debt, net	$151,288,568	$175,362,117
Finance lease liabilities	13,217,692	13,185,884
Accounts payable	6,514,093	6,101,337
Accrued expenses	13,427,254	9,133,344
Distributions payable	263,182	276,408
Due to related parties	15,169,456	13,821,435
Other liabilities	4,692,233	3,791,457
Mandatorily redeemable Series P preferred units, net	174,294	203,575
Liabilities related to assets held for sale	25,964,650	16,512,618
Total liabilities (variable interest entities - $16,985,754 and $17,011,733)	230,711,422	238,388,175

Commitments and contingencies (See Note 10)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 10,015,042 and 10,011,475 shares issued and outstanding	100,150	100,114
Additional paid-in capital	97,885,123	97,847,449
Accumulated deficit	(130,055,811)	(112,066,946)
Total stockholders' deficit	(32,070,538)	(14,119,383)
Non-controlling interest – Series B LP Units	(6,660,668)	(5,482,556)
Non-controlling interest – Series GO LP Units	2,031,892	5,606,139
Non-controlling interest – Series GO II LP Units	4,026,714	2,639,750
Non-controlling interest – Series T LP Units	45,475,938	45,475,938
Non-controlling interest – Series Pref A Units	4,067,409	4,067,409
Non-controlling interest – Common LP Units	1,268,011	2,284,554
Total equity	18,138,758	40,471,851
Total Liabilities and Equity	$248,850,180	$278,860,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Room revenue	$16,365,413	$19,739,518	$47,033,131	$54,480,124
Other revenue	1,043,552	1,150,114	3,309,276	3,414,539
Total revenue	17,408,965	20,889,632	50,342,407	57,894,663

Expenses
Property operations	8,555,674	9,361,145	25,272,818	27,456,257
General and administrative	2,375,246	2,920,013	7,987,789	8,654,020
Sales and marketing	1,114,663	1,222,424	3,540,915	3,700,768
Franchise fees	1,546,317	1,877,276	4,334,800	5,073,003
Management fees	1,069,877	1,311,120	3,191,311	3,858,164
Acquisition expense	9,933	10,366	29,787	24,478
Depreciation and amortization	2,345,552	2,536,191	7,143,767	7,845,720
Total expenses	17,017,262	19,238,535	51,501,187	56,612,410

Other Income (Expense)
Impairment loss on assets held for sale	(5,123,541)	—	(5,123,541)	—
Gain (loss) from sale of hotel property	320,221	(4,638,883)	446,333	(4,638,883)
Other expense, net	(561,585)	(1,590,537)	(2,924,063)	(2,504,412)
Interest expense	(4,931,390)	(4,656,947)	(14,957,457)	(12,673,839)
Total other expense	(10,296,295)	(10,886,367)	(22,558,728)	(19,817,134)

Net Loss Before Income Taxes	(9,904,592)	(9,235,270)	(23,717,508)	(18,534,881)

Income tax benefit	68,972	119,514	142,227	113,794

Net Loss	(9,835,620)	(9,115,756)	(23,575,281)	(18,421,087)

Net loss attributable to non-controlling interest - Series B LP Units	(491,773)	(455,780)	(1,178,112)	(920,140)
Net loss attributable to non-controlling interest - Series GO LP Units	(1,485,065)	(1,398,597)	(3,574,247)	(2,851,969)
Net loss attributable to non-controlling interest - Series GO II LP Units	(481,179)	(303,736)	(1,056,374)	(471,336)
Net loss attributable to non-controlling interest - Common LP Units	(422,364)	(397,772)	(1,016,543)	(811,122)

Net Loss Attributable to Common Stockholders	$(6,955,239)	$(6,559,871)	$(16,750,005)	$(13,366,520)

Basic and Diluted Net Loss Per Share of Common Stock	$(0.69)	$(0.66)	$(1.67)	$(1.34)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	10,014,053	9,998,333	10,012,989	9,977,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Non-Controlling Interest
			Additional		Total
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series GO 2	Series T	Series Pref	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	A Units	LP Units	Equity
Balance at December 31, 2023	9,955,668	$99,556	$97,285,211	$(86,154,207)	$11,230,560	$(3,869,459)	$10,933,302	$765,162	$45,524,201	$—	$3,720,284	$68,304,050
Issuance of common stock	1,526	15	14,985	—	15,000	—	—	—	—	—	—	15,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	650,000	—	—	—	650,000
Offering costs	—	—	—	(609,699)	(609,699)	—	(6)	(22,049)	—	—	—	(631,754)
Distributions declared ($0.029 per share)	—	—	—	(290,762)	(290,762)	(15,303)	(91,131)	—	—	—	(17,853)	(415,049)
Distributions reinvested	10,877	109	109,109	—	109,218	—	—	—	—	—	—	109,218
Net loss	—	—	—	(4,689,599)	(4,689,599)	(318,732)	(1,005,950)	(75,106)	—	—	(286,100)	(6,375,487)
Balance at March 31, 2024	9,969,071	$99,690	$97,419,865	$(91,744,267)	$5,775,288	$(4,203,494)	$9,836,215	$1,318,007	$45,524,201	$—	$3,416,331	$61,666,548
Issuance of common stock	2,543	25	24,973	—	24,998	—	—	—	—	—	—	24,998
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	875,000	—	—	—	875,000
Offering costs	—	—	—	(444,169)	(444,169)	—	—	(60,462)	—	—	—	(504,631)
Distributions declared ($0.113 per share)	—	—	—	(1,122,620)	(1,122,620)	(59,085)	(351,504)	—	—	—	(51,726)	(1,584,935)
Distributions reinvested	17,586	176	176,413	—	176,589	—	—	—	—	—	—	176,589
Net loss	—	—	—	(2,117,050)	(2,117,050)	(145,628)	(447,422)	(92,494)	—	—	(127,250)	(2,929,844)
Balance at June 30, 2024	9,990,200	$99,901	$97,631,811	$(95,428,106)	$2,303,606	$(4,408,207)	$9,037,289	$2,040,051	$45,524,201	$—	$3,237,356	$57,734,296
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	1,075,000	—	—	—	1,075,000
Offering costs	—	—	—	(483,051)	(483,051)	—	—	(46,917)	—	—	—	(529,968)
Distributions declared ($0.083 per share)	—	—	—	(833,033)	(833,033)	(43,844)	(260,371)	—	—	—	(51,008)	(1,188,256)
Distributions reinvested	19,275	193	193,356	—	193,549	—	—	—	—	—	—	193,549
Net loss	—	—	—	(6,559,871)	(6,559,871)	(455,780)	(1,398,597)	(303,736)	—	—	(397,772)	(9,115,756)
Balance at September 30, 2024	10,010,475	$100,104	$97,835,727	$(103,304,061)	$(5,368,230)	$(4,907,831)	$7,378,321	$2,764,398	$45,524,201	$—	$2,788,576	$48,179,435

Balance at December 31, 2024	10,011,475	$100,114	$97,847,449	$(112,066,946)	$(14,119,383)	$(5,482,556)	$5,606,139	$2,639,750	$45,475,938	$4,067,409	$2,284,554	$40,471,851
Issuance of common stock	568	6	5,994	—	6,000	—	—	—	—	—	—	6,000
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	725,000	—	—	—	725,000
Offering costs	—	—	—	(456,951)	(456,951)	—	—	(35,001)	—	—	—	(491,952)
Net loss	—	—	—	(4,898,337)	(4,898,337)	(340,084)	(1,046,133)	(220,284)	—	—	(297,528)	(6,802,366)
Balance at March 31, 2025	10,013,043	$100,130	$97,864,003	$(117,422,234)	$(19,458,101)	$(5,822,640)	$4,560,006	$3,109,465	$45,475,938	$4,067,409	$1,987,026	$33,919,103
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	1,393,564	—	—	—	1,393,564
Offering costs	—	—	—	(401,708)	(401,708)	—	—	(60,040)	—	—	—	(461,748)
Net loss	—	—	—	(4,896,429)	(4,896,429)	(346,255)	(1,043,049)	(354,911)	—	—	(296,651)	(6,937,295)
Balance at June 30, 2025	10,014,043	$100,140	$97,874,563	$(122,720,371)	$(24,745,668)	$(6,168,895)	$3,516,957	$4,088,078	$45,475,938	$4,067,409	$1,690,375	$27,924,194
Issuance of stock-based compensation	1,000	10	10,560	—	10,570	—	—	—	—	—	—	10,570
Issuance of GO II Units	—	—	—	—	—	—	—	435,406	—	—	—	435,406
Offering costs	—	—	—	(380,201)	(380,201)	—	—	(15,591)	—	—	—	(395,792)
Net loss	—	—	—	(6,955,239)	(6,955,239)	(491,773)	(1,485,065)	(481,179)	—	—	(422,364)	(9,835,620)
Balance at September 30, 2025	10,015,043	$100,150	$97,885,123	$(130,055,811)	$(32,070,538)	$(6,660,668)	$2,031,892	$4,026,714	$45,475,938	$4,067,409	$1,268,011	$18,138,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(23,575,281)	$(18,421,087)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	7,143,767	7,845,720
Stock-based compensation	31,710	31,710
Amortization of franchise fees	103,540	64,653
Amortization of deferred financing costs and debt premiums	1,234,415	1,288,560
Loss on disposal of fixed assets	212,182	490,540
(Gain) loss on sale of hotel property	(320,221)	4,638,883
Impairment loss	5,123,541	—
Deferred tax expense	(295,436)	(243,317)
Change in operating assets and liabilities:
Accounts receivable	(743,385)	(84,201)
Franchise fees	—	175,000
Prepaid expenses and other assets	296,593	(200,010)
Increase in finance lease liability	31,808	31,836
Accounts payable	727,009	164,309
Accrued expenses	4,981,629	1,530,112
Due to related parties	1,794,571	2,627,062
Other liabilities	1,751,877	539,260
Net cash (used in) provided by operating activities	(1,501,681)	479,030
Cash Flows from Investing Activities:
Proceeds from sale of hotel property	22,775,000	8,850,000
Improvements and additions to hotel properties	(4,503,912)	(3,601,162)
Net cash provided by investing activities	18,271,088	5,248,838
Cash Flows from Financing Activities:
Proceeds from mortgage debt	5,199,386	16,896,801
Proceeds from lines of credit	1,017,000	3,670,593
Principal payments on mortgage debt	(17,840,440)	(24,208,606)
Principal payments on lines of credit	(5,524,099)	(3,246,400)
Payments of deferred financing costs	(156,349)	(743,548)
Proceeds from issuance of common stock	6,000	39,998
Proceeds from issuance of GO II Units	2,553,970	2,600,000
Payments of offering costs related to Series P Preferred Units	(29,281)	—
Payments of offering costs	(1,918,511)	(1,956,735)
Distributions paid	—	(3,524,633)
Net cash (used in) provided by financing activities	(16,692,324)	(10,472,530)
Net change in cash, cash equivalents, and restricted cash	77,083	(4,744,662)
Beginning Cash, Cash Equivalents, and Restricted Cash	10,361,842	12,944,329
Ending Cash, Cash Equivalents, and Restricted Cash	$10,438,925	$8,199,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LODGING FUND REIT III, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,200,644	$11,046,850

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt issued for refinance of Lakewood Property	$—	$4,896,801
Offering costs included in accounts payable	$(122,294)	$51,886
Offering costs included in due to related parties	$(446,725)	$(342,268)
Distributions included in due to related parties	$—	$(18,389)
Reinvested distributions	$—	$479,356

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

Cash and cash equivalents, end of period	$2,392,905	$3,052,937
Restricted cash, end of period	6,718,585	9,891,392
Cash, cash equivalents, and restricted cash, end of period	$9,111,490	$12,944,329
Cash and cash equivalents, end of period included in assets held for sale	1,327,435	2,614,918
Restricted cash, end of period included in assets held for sale	—	5,584,749
Cash, cash equivalents, and restricted cash, end of period (including cash, cash equivalents and restricted cash held for sale)	$10,438,925	$8,199,667

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. As of September 30, 2025, the OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and six classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), Series Growth & Opportunity II (“GO II”) Limited Partner Units (“Series GO II LP Units”), Series T Limited Partnership Units (“Series T LP Units”), Series P Preferred Units (“Series P Preferred Units”), and Series A Preferred Units (“Series A Preferred Units”). LF REIT III was the sole general partner of the OP, as of September 30, 2025 and December 31, 2024. As of September 30, 2025, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,124,503 Series GO LP Units, 848,528 Series GO II LP Units, 5,073,506 Series T LP Units, 35 Series P Preferred Units, and 4,067,659 Series A Preferred Units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024. Results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the operating results to be attained in the entire fiscal year or for any subsequent period.

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

For the nine months ended September 30, 2025 and September 30, 2024, there were no acquisitions in hotel properties.

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

The Company evaluates its hotel properties for indicators of impairment. If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal. Other than the Cedar Rapids Property, the El Paso Property and the Fargo Property (see Note 3), there were no indicators of impairment to the hotel properties and no impairment charges were recorded for the nine months ended September 30, 2025. There were no indicators of impairment and no impairment charges recorded for the nine months ended September 30, 2024.

Assets Held for Sale— The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year. If these criteria are met, the Company will cease recording depreciation and amortization and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group. The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the

Company’s consolidated balance sheets. If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs. As of September 30, 2025, the Company had three hotels classified as held for sale, each of which is still pending as of the date of this filing. At December 31, 2024, the Company had two hotels classified as held for sale, both of which were sold to unrelated third parties on May 15 2025, as discussed further in Note 3.

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $2.0 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively, and was $0.6 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and is included in sales and marketing in the condensed consolidated statements of operations.

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

Accounts Receivable—Accounts receivable consist primarily of receivables due from hotel guests for room stays and meeting and banquet room rentals, which are uncollateralized customer obligations. Management determines the likelihood of collectability of receivables on an individual customer basis, based on the amount of time the balance has been outstanding, likelihood of collecting, and the customer’s current economic status. The carrying amount of the accounts receivables is reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. As of September 30, 2025 and December 31, 2024, there was no allowance for credit losses.

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

Stock-Based Compensation—The Company compensates its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and the Company recognizes stock-based compensation expense in the quarter they are issued based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $31,710 and $31,710 for the nine months ended September 30, 2025 and 2024, respectively, and was $10,570 and $10,570 for the three months ended September 30, 2025 and 2024, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations.

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

The Company’s financial instruments as of September 30, 2025 and December 31, 2024 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the condensed consolidated financial statements approximate their fair value as of September 30, 2025.

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

Reclassifications—Certain amounts included in the September 30, 2024 condensed consolidated financial statements have been reclassified to conform to the September 30, 2025 presentation.

3. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Land and land improvements	$21,702,840	$27,154,255
Building and building improvements	191,038,187	217,125,199
Furniture, fixtures, and equipment	20,223,568	23,228,076
Right-of-use asset - ground lease	7,364,258	7,340,868
Construction in progress	2,899,444	443,237
Investment in hotel properties, at cost	243,228,297	275,291,635
Less: accumulated depreciation and amortization	(34,902,951)	(33,318,590)
Investment in hotel properties, net	$208,325,346	$241,973,045

As of September 30, 2025, the Company consolidated sixteen hotel properties, consisting of fifteen hotel properties owned by the Company and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, with an aggregate of 1,925 rooms located in ten states.

Property Improvement Plan

Throughout the duration of the Company's investment in hotels, the Company would undergo a Property Improvement Plan (PIP) every 7 years in order to align with the franchise agreement of the respective hotels. These plans can have a duration between 1-2 years before the improvements are fully completed.  As of September 30, 2025, the Company has committed $5.4 million as a part of its capital improvement program which is included within restricted cash on the consolidated balance sheets.

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

	September 30,	December 31,
	2025	2024
Assets
Investment in hotel properties, net of accumulated depreciation of $2,460,029 and $2,015,865	$20,077,041	$20,710,000
Cash and cash equivalents	308,435	262,857
Restricted cash	417,740	573,748
Accounts receivable, net	370,936	502,570
Prepaid expenses and other assets	94,838	68,102
Total Assets	$21,268,990	$22,117,277

Liabilities
Debt, net	$11,843,539	$11,917,800
Finance lease liability	4,525,812	4,638,771
Accounts payable	84,238	411,057
Accrued expenses	463,193	130,668
Other liabilities	188,578	(86,563)
Total liabilities	$16,985,754	$17,011,733

Ground Leases

The Company has ground leases on two of its Hotel Properties in which a right-of-use asset and corresponding finance lease liability is recognized pursuant to ASC 842:

a)	Sheraton Northbrook - matures in 2067 and has a yearly base rent that increases 3% every year through maturity. As of September 30, 2025, this finance lease had a discount rate of 7.75%.
b)	El Paso University - matures in 2054 and has annual rentals comprised of a base rent due at the beginning of the year plus, if applicable, a percent of revenue in excess of the base rent. The annual base rent of the El Paso ground lease is adjusted every five years by an average of a percent of the annual revenue in preceding years. If revenue remains below the previous five-year base rent, then there is no change to base rent. As of September 30, 2025, the finance lease had a discount rate of 9.00%.

For the three months ended September 30, 2025 and 2024, the Company recognized aggregate interest expense of $167,794 and $164,063, respectively and right-of-use amortization expense of $13,471 and $13,471, respectively related to the finance lease, which is included within “Depreciation and amortization” on the condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recognized aggregate interest expense of $572,235 and $489,399 respectively and right-of-use amortization expense of $192,356 and $192,356, respectively related to the finance lease, which is included within “Depreciation and amortization” on the condensed consolidated statements of operations.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s condensed consolidated balance sheet as of September 30, 2025.

2025 (3 months)	$120,554
2026	645,791
2027	660,511
2028	675,672
2029	691,288
Thereafter	42,649,836
Total finance lease payments	45,443,652
Interest	(32,225,960)
Present value of finance lease liabilities	$13,217,692

Assets Held for Sale

During the nine months ended September 30, 2025, the Company had the following pending transactions:

-	On August 15, 2025, the Company entered into a purchase and sale agreement for the Hampton Inn – Fargo (the “Fargo Property”).
-	On August 26, 2025 the Company entered into an Auction Marketing Agreement and on October 16, 2025, the Company attempted to complete an auction sale of the Holiday Inn Express – Cedar Rapids (the “Cedar Rapids Property”); however the purchaser could not provide funding to complete the sale.
-	During the second half of 2025, the Company entered into a Marketing Agreement in order to sell the Holiday Inn – El Paso (the “El Paso Property”) through an auction process. Although this did not come to completion as of September 30, 2025, the Company was actively marketing the El Paso Property for sale and having concurrent correspondence with the Lender with regard to this property. Effectively, on October 6, 2025, the Company entered into a Compromise and Settlement Agreement with the lender of the El Paso Property for the sale of the El Paso Property and other requirements.

Depreciation and amortization ceased for each of these properties as of the date each of the assets were deemed held for sale and these assets held for sale are measured at lower of their carrying amount or fair value less costs to sell.  Since each of these hotels individually did not represent a strategic shift that has (or will have) a major effect on the Company’s operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements.

On December 2, 2024, the Company entered into two purchase and sale agreements for the Hilton Garden Inn – Pineville (the “Pineville HGI Property”) and the Hilton Garden Inn – Charlotte (the “Charlotte Property”) and as of December 31, 2024, the Pineville HGI Property and the Charlotte Property were classified as held for sale. These properties were sold for an aggregate sales price of $22,775,000 and both of these sales closed on May 15, 2025.

The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024
Assets
Investments in hotel properties	$24,767,971	$21,257,017
Cash and cash equivalents	1,327,435	21,050
Accounts receivable, net	140,831	57,817
Franchise fees, net	208,403	293,611
Prepaid expenses and other assets	539,808	200,289

Assets held for sale	$26,984,448	$21,829,784

Liabilities
Debt, net	$23,925,068	$15,921,605
Accounts payable	554,957	362,998
Accrued expenses	861,133	160,188
Other liabilities	623,492	67,827

Liabilities related to assets held for sale	$25,964,650	$16,512,618

4. DEBT

At September 30, 2025 and December 31, 2024, all forms of debt consists of the following:

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	September 30,	Maturity	September 30,	December 31,
	2025	Date	2025	2024
Holiday Inn Express - Cedar Rapids(1)	—	—	$—	$5,619,577
Hampton Inn - Eagan	9.50%	10/1/2025	8,508,210	8,672,347
Home2 Suites - Prattville(3)	7.27%	11/4/2029	10,364,351	9,164,964
Home2 Suites - Lubbock	4.69%	10/6/2026	6,654,414	6,851,578
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,535,009	8,639,616
Homewood Suites - Southaven	7.77%	12/6/2029	17,867,589	18,000,000
Courtyard by Marriott - Aurora(4)(5)	10.37%	2/5/2025	14,935,816	14,935,816
Holiday Inn - El Paso(1)	—	—	—	7,600,000
Hilton Garden Inn - Houston	3.85%	9/2/2026	13,230,508	13,484,482
Hampton Inn - Fargo(1)	—	—	—	6,966,110
Hampton Inn - Fargo - 2nd Mortgage(1)	—	—	—	—
Courtyard by Marriott - El Paso	6.01%	5/13/2027	9,800,349	9,800,349
Fairfield Inn & Suites - Lakewood(5)(6)	11.65%	10/5/2025	12,000,000	12,000,000
Fairfield Inn & Suites - Lakewood - A-1(5)	14.50%	3/27/2026	4,896,801	4,896,801
Residence Inn - Fort Collins(2)(7)	10.51%	5/4/2025	11,200,000	11,200,000
Residence Inn - Fort Collins - CapEx(2)(8)	11.76%	5/4/2025	1,806,143	1,806,143
Residence Inn - Fort Collins - A-1(5)	7.00%	8/2/2028	501,465	501,465
Hilton Garden Inn - El Paso(2)	4.94%	8/6/2025	11,843,539	12,033,256
Holiday Inn Express - Wichita	6.41%	12/21/2027	5,519,759	5,589,430
Total Mortgage Debt			137,663,953	157,761,934
Premium on assumed debt, net			272,526	234,911
Deferred financing costs, net			(1,145,951)	(1,639,867)
Net Mortgage			136,790,528	156,356,978

$5.0 million line of credit - Western(2)(9)	8.50%	6/15/2024	292,040	4,151,139
$20.0 million revolving line of credit - A-1 Bonds	17.50%	12/31/2027	13,606,000	14,254,000
$0.6 million loan - NHS(2)	7.00%	9/30/2025	600,000	600,000
Total Lines of Credit			14,498,040	19,005,139

Debt, net			$151,288,568	$175,362,117

(1)	Asset is listed as held of sale as of September 30, 2025.
(2)	The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(3)	Variable interest rate equal to SOFR Index plus 3.00%
(4)	Variable interest rate equal to SOFR index plus 6.00%, provided that SOFR shall not be less than 1.00%. The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(5)	Loan is interest-only until maturity.
(6)	Variable interest rate equal to SOFR Index plus 7.00%.
(7)	Variable interest rate equal to SOFR Index plus 6.25%.
(8)	Variable interest rate equal to SOFR Index plus 7.50%.
(9)	Variable interest rate equal to U.S. Prime plus 1.00%

Mortgage Debt

The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of September 30, 2025, the estimated fair value of the Company’s mortgage debt was $137.9 million, compared to the gross carrying value $137.7 million. As of December 31, 2024, the estimated fair value of the Company’s mortgage debt was $158.6 million, compared to the gross carrying value $157.8 million.

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

El Paso HI Property

On January 16, 2025, the Company modified the mortgage loan secured by the El Paso Holiday Inn, which increased the interest to 12.00% and extended the maturity date to May 31, 2025, provided certain conditions are met. The Company and lender entered into a Compromise and Settlement Agreement (the “Settlement Agreement”) on October 6, 2025, which provides direction for the sale of the El Paso Property and certain other conditions as described within the Settlement Agreement.

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

The Company and Western State Bank are working to finalize an extension of the loans secured by the Eagan property as of the date of this filing, however there can be no assurance that an extension will be granted. Historically, the Company has successfully negotiated extensions, including in instances where the maturity date had passed. As aforementioned in Note 3, the Cedar Rapids Property was recorded as a property held for sale as of September 30, 2025.

Houston Property and Wichita Property

On March 27, 2025, the Company entered into a Forbearance Agreement with Choice Financial Group for the Houston Property and the Wichita Property whereby the Company is required to make payments in the amount aggregating approximately $204,000, accrue interest on each loans secured by the Houston Property and the Wichita Property at a rate of Prime Rate plus 0.50%, and the assignment of sale proceeds from the completion of the pending sale of Pineville HGI in payment for various obligations on the Houston Property and Wichita Property. In addition, Corey Maple is required to guarantee 50% of each of the indebtedness of the Houston Property and the Wichita Property.

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

Future Minimum Payments

As of September 30, 2025, the future minimum principal payments on the Company’s debt were as follows:

2025 (3 months)	$61,533,381
2026	25,348,222
2027	29,908,626
2028	1,893,481
2029	16,749,159
Thereafter	16,729,124
152,161,993

Premium on assumed debt, net	272,526
Deferred financing costs, net	(1,145,951)
$151,288,568

The $61.5 million of future minimum principal payments due in 2025 includes the maturities of the mortgage debt secured individually by the Eagan Property, Lakewood Property, Fort Collins Property, El Paso University Property and Aurora Property, along with the Western Lines of Credit.

5. INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal and state income taxes for the period ended September 30, 2025 and did not pay any federal and state income taxes for the period ended September 30, 2024. The Company did not have any uncertain tax positions as of September 30, 2025 or December 31, 2024.

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

Fees and reimbursements incurred and payable to the Advisor and its affiliates, for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Incurred		Incurred
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fees:
Financing fees	$—	$—	$—	$90,000
Asset management fees	550,410	593,472	1,703,775	1,859,445
	$550,410	$593,472	$1,703,775	$1,949,445

Reimbursements:
Offering costs	$358,218	$457,035	$1,258,074	$1,457,772
General and administrative	759,004	1,163,994	2,280,565	2,799,495
Sales and marketing	15,257	10,312	47,742	42,755
Acquisition costs	10,036	11,823	29,787	87,158
Other expense, net	—	—	207,613	113,982
	$1,142,515	$1,643,164	$3,823,781	$4,501,162

For the three and nine months ended September 30, 2025, the Operating Partnership recorded no distributions payable to the Advisor in connection with the Advisor’s ownership of Series B LP Units. For the three and nine months ended September 30, 2024, the Operating Partnership recorded distributions payable to the Advisor in the amount of $43,844 and $118,232, respectively. As of September 30, 2025 and December 31, 2024, the Company had distributions payable to the Advisor in the amount of $625,016 and $625,016, respectively. For the nine months ended September 30, 2025 and 2024, the Company paid distributions in the amount of $0 and $16,240, respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock. For the nine months ended September 30, 2025 and 2024, the Company paid Corey Maple distributions in an amount of $0 and $4,352, respectively, in connection with his ownership of 15,361 Series GO LP Units.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of September 30, 2025, Corey Maple, is a guarantor of the Company’s loan secured by the hotel property located in Fargo, North Dakota, which had original loan amounts of  $7.4 million, is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of 50% of the loan secured by the Wichita Property, is a guarantor of the new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Maple is also a guarantor of the loan secured by the El Paso University Property, which had an original principal loan amount of $14.4 million. As of September 30, 2025, Norman Leslie is a guarantor of the Company’s new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million, and is a guarantor under the Company’s new loan secured by the Lakewood Property, which had an original loan amount of $12.0 million and is a guarantor under the Company’s new loan secured by the Prattville Property, which had an original loan amount of $11.0 million. Mr. Leslie was a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. That loan was repaid in full and the guaranty terminated on July 23, 2024. For the nine months ended September 30, 2025 and 2024, the Company accrued guarantee fees in the amount of $0.4 million and $0.1 million, respectively to each Mr. Maple and Mr. Leslie. In addition, during the second quarter of 2025, the Company recorded approximately $0.9 million of previously unrecorded guarantee fees relating to certain loans for the periods from October 1, 2021 through December 31, 2024. The Company evaluated this matter under SEC Staff Accounting Bulletins No. 99 and No. 108 and concluded that the omission of these fees was not material to any prior annual or interim period, nor to the current period. Accordingly, the cumulative amount was recorded as an out-of-period adjustment during the second quarter of 2025 and did not result in a restatement of previously issued financial statements. The guarantee fees are presented within Other Expense in the accompanying consolidated statements of operations. The total amount accrued of $2.8 million remained unpaid at September 30, 2025 and is included in Due to related parties on the accompanying condensed consolidated balance sheet.

As of September 30, 2025 and December 31, 2024, the Company had amounts due and payable to the Advisor and its affiliates of $14.7 million and $12.7 million, respectively, which is included in Due to related parties on the accompanying condensed consolidated balance sheets.

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

Loan Agreement

The Company has a $600,000 loan (the “NHS Loan”) with NHS (see Note 4). The NHS Loan requires interest only payments, with all outstanding principal and interest amounts being due and payable at maturity. The NHS Loan has a fixed interest rate of 7.0% and a maturity date on September 30, 2025. The Company and NHS are working to finalize an extension of these loans as of the date of this filing.

Fees and reimbursements incurred and payable to NHS for the nine months ended September 30, 2025 and 2024, and fees and reimbursements payable to NHS as of September 30, 2025 and December 31, 2024, were as follows:

	Incurred		Payable as of
	For the Nine Months Ended September 30,		September 30,	December 31,
	2025	2024	2025	2024
Fees:
Management fees	$—	$746,621	$127,593	$321,408
Administrative fees	—	80,118	7,172	31,950
Accounting fees	—	100,992	11,520	47,616
	$—	$927,731	$146,285	$400,974

Reimbursements	$605,340	$607,324	$542,844	$421,333

One Rep Construction, LLC (“One Rep”) — One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2025 and 2024 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the nine months ended September 30, 2025 and 2024, the Company incurred $54,402 and $8,278 of construction management fees and reimbursements payable to One Rep, respectively. As of September 30, 2025 and December 31, 2024, the amounts outstanding and due to One Rep were $25,102 and $44,474, respectively, which is included in due to related parties on the accompanying condensed consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) — A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. As of September 30, 2025, the Company has an outstanding balance on its line of credit (the “A-1 Revolving Line of Credit”) amounting to $13.6 million (see Note 4).  As of September 30, 2025, the A-1 Revolving Line of Credit has a fixed interest rate of 17.50% and had a maturity of December 31, 2027.

7. FRANCHISE AGREEMENTS

As of September 30, 2025 and December 31, 2024, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement. For the three months ended September 30, 2025 and 2024, amortization in connection with these agreements was $34,514 and ($21,875) respectively and is included within “Franchise fees, net” on the condensed consolidated balance sheet. For the nine months ended September 30, 2025 and 2024, amortization in connection with these agreements was $103,540 and $64,653 respectively and is included within “Franchise fees, net” on the condensed consolidated balance sheet.

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

The Company has classified the Series P Preferred Units as a liability in accordance with ASC 480 due to the mandatory redemption feature. The accretion of the Series P Preferred Units is recorded as interest expense in the consolidated statement of operations. From the inception of the offering through September 30, 2025, the Company issued 35 units of Series P Preferred Units in an amount of $350,000. This amount is included as a liability as within the line item of Mandatorily redeemable preferred units, Series P, net of unamortized offering costs of $174,294. For the nine months ended September 30, 2025, the Company recorded $17,500 of distributions which are included within interest expense within the consolidated statements of operations. At September 30, 2025, this amount is payable and included within distributions payable in the consolidated balance sheets. As of the date of this filing these have remained unpaid.

9. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 900,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each share of common stock entitles the holder to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions as authorized by the Company’s board of directors. The rights of the holders of shares of preferred stock may be defined at such time any series of preferred shares are issued. As of September 30, 2025, the Company had issued and sold 10,302,567 shares of common stock, including 1,215,332 shares attributable to the DRIP described below, and received aggregate proceeds of $100.8 million.

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

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution
	Distributions	Declared Per	Distributions Paid (3)
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total
First Quarter 2025	$—	$—	$—	$—	$—
Second Quarter 2025	—	—	—	—	—
Third Quarter 2025	—	—	—	—	—
	$—	$—	$—	$—	$—

		Distribution
	Distributions	Declared Per	Distributions Paid (3)
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279
Second Quarter 2024	1,181,705	0.113	820,706	176,589	997,295
Third Quarter 2024	876,877	0.083	1,192,192	193,549	1,385,741
	$2,364,648	$0.225	$2,915,960	$479,356	$3,395,316
(1)	No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through August 31, 2024 were payable to each stockholder as 100% in cash. No distributions were declared for the period of September 1, 2024 through September 30, 2025.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through August 31 2024. No distributions were declared for the period of September 1, 2024 through September 30, 2025.

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its Share Repurchase Plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our Share Repurchase Plan. The Company repurchased no shares during the nine months ended September 30, 2025 and September 30, 2024. As of September 30, 2025, the Company had repurchased 287,525 shares which represents an original investment of $2,858,355 for $2,794,469 under the share repurchase plan. As of September 30, 2025, all redemption proceeds had been paid. As of September 30, 2025, the Company had $370,138 available for eligible repurchases for the remainder of 2025.

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

Non-Controlling Interests

As of September 30, 2025, the Operating Partnership had seven classes of Limited Partner Units – 1) the Common LP Units, 2) the Series B LP Units, 3) the Series T LP Units, 4) the Series GO LP Units and 5) the Series GO II LP Units, 6) Series P Preferred Units, and 7) Series A Preferred Units. The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects (as defined below).

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of September 30, 2025, the Operating Partnership had issued and sold 612,100 Common LP Units, with a current value of $10.57 per unit, in connection with the Northbrook Property and the El Paso Airport Property acquisitions.

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

As of September 30, 2025, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Operating Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T LP Units at the time of conversion. As of September 30, 2025, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the nine months ended September 30, 2025 and 2024, the Company declared distributions of $0 and $0, respectively.

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

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which may be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Units Offering for sales which were pending as of that date. As of  September 30, 2025, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

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

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The purchase price of the Series GO II LP Units in the offering is equal to 75% of the Share NAV and, based on the current Share NAV, is $7.93 per Series GO II LP Unit. The Series GO II LP Units will be specially allocated all Net Income (including book up income) in proportion to the 25% issue price shortfall, until the positive Capital Account balance of each Series GO II LP Unit is equal to the Share NAV. As a result, the issuance of the Series GO II LP Units will be dilutive to the General Partner Units and therefore, to the shares of common stock of the Company. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, the Company’s Board of Directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, the Company’s Board of Directors extended the term of the GO II Unit Offering to March 31, 2026. As of September 30, 2025, the Operating Partnership had issued and sold 848,528 Series GO II LP Units and received aggregate proceeds of $6.4 million.

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

Concurrently, the Company entered into the Contribution Agreement to restructure four of its loans (See Note 4 – Debt.) As of September 30, 2025, the Company issued 4,067,659 Series A Preferred Units amounting to $4,067,659. As of September 30, 2025, there were no distributions accrued with respect to the Series A Preferred Units.

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

11. REPORTABLE SEGMENTS

As of September 30, 2025, we have one operating segment, our consolidated hotel properties. Our CODM, who is our chief executive officer, evaluates our consolidated hotel properties primarily based on house profit when deciding how to allocate resources, in making other day-to-day operating decisions and evaluating our operating performance against other companies within our industry.

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

The following table presents our reportable segment revenues reconciled to our consolidated amounts, reportable segment expenses and House Profit reconciled to net loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Room revenue	$16,365,413	$19,739,518	$47,033,131	$54,480,124
Other revenue	1,043,551	1,150,114	3,309,276	3,414,539
Total segment revenue	17,408,964	20,889,632	50,342,407	57,894,663

Expenses
Room Expense	4,008,398	4,625,904	11,778,526	13,175,989
Other departmental and support expense	2,605,057	3,218,677	8,476,192	9,175,305
Franchise fees	1,514,364	1,838,518	4,238,942	4,952,839
Management fees	519,467	625,463	1,487,536	1,743,088
Sales and marketing	1,096,313	1,207,610	3,488,898	3,648,267
General and Administrative	1,585,644	1,748,295	4,716,731	5,127,205
Total segment expenses	11,329,243	13,264,467	34,186,824	37,822,693

House Profit	6,079,721	7,625,165	16,155,582	20,071,970
Other (income)	(26,409)	(25,853)	(64,379)	(87,005)
Property taxes and insurance	1,942,217	1,516,564	5,018,099	5,104,964
Corporate general and administrative expense	789,602	1,171,718	3,271,058	3,526,815
Corporate sales and marketing expense	18,350	14,814	52,017	52,501
Corporate asset management fees	550,411	593,472	1,703,775	1,859,445
Acquisition expense	9,933	10,366	29,787	24,478
Impairment loss on assets held for sale	5,123,541	—	5,123,541	—
Owner expense	587,994	1,708,574	2,988,442	2,847,047
Depreciation and amortization	2,377,505	2,574,950	7,239,625	7,965,884
Interest expense	4,931,391	4,656,947	14,957,457	12,673,839
Income tax expense (benefit)	(68,972)	(119,514)	(142,227)	(113,794)
(Gain) Loss from sale of hotel property	(320,221)	4,638,883	(446,333)	4,638,883
Net Loss	$(9,835,620)	$(9,115,756)	$(23,575,281)	$(18,421,087)

12. SUBSEQUENT EVENTS

Status of the Offering

As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,302,567 shares of common stock, including 1,215,332 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.8 million.

GO II Unit Offering

The Operating Partnership has issued and sold 889,213 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $6.9 million as of the date of this filing.

Series P Preferred Unit Offering

The Operating Partnership has issued and sold 145 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $1.5 million as of the date of this filing.

Agreement to Sell Prattville Property

On November 5, 2025, the Company entered into a purchase and sale agreement for the Prattville Property. The agreement is subject to closing conditions. There can be no assurance the Company will complete any or all of the pending property disposition on the contemplated terms, or at all.

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

Risks Related to Our Business

●	Our business strategy depends significantly on achieving revenue and net income growth from anticipated increases in demand for hotel rooms, which will be adversely affected by weak economic conditions and other economic events, elevated interest rates and travel-related concerns. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.
●	Our advisor, Legendary Capital REIT III, LLC (the “Advisor”), its executive officers and other key personnel, the employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor as well as certain of our officers and directors, whose services are essential to the Company, may be involved in other business ventures, and will face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of the Advisor, its executive officers and key personnel, the employees of the Sponsor, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders.
●	We will pay certain prescribed fees and expenses to the Advisor and its affiliates regardless of the quality of services provided. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties for the same or similar services. Such fees may result in conflicts of interest between the Advisor and our stockholders due to the nature of the incentive fees and management fees.

●	We have paid distributions from proceeds from our ongoing private offering described below (the “Offering”) and, to the extent our board of directors declares future distributions, we may continue to fund distributions with Offering proceeds. We have not established a limit on the amount of proceeds from our Offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced. We may fund distributions from other sources such as borrowings, which may constitute a return of capital.
●	If we are unable to raise substantial funds in our securities offerings, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue.
●	We may be unable to identify properties that meet our investment criteria in a timely manner or on acceptable terms, and may be unable to consummate investment opportunities that we identify, which could result in reduced returns or reduce the amount available for distributions to our stockholders.
●	We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders.
●	We and our hotel managers rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, reservations, billing and operating data. It is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information, which may subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
●	Although our board of directors has authorized management to pursue an exit strategy and position us for a sale or merger, there is no assurance that this process will result in the approval or completion of any specific transaction or outcome. The process of exploring strategic alternatives and marketing our assets could be time consuming and disruptive to our business operations and could divert management’s attention from our business, and we could incur substantial expenses associated with identifying and evaluating potential transactions. Further, any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on favorable terms. There can be no assurance that we will successfully implement our strategy, or that any potential transaction or other strategic alternative will result in stockholder liquidity or provide a return to stockholders that equals or exceeds our estimated value per share.

Risks Related to the Lodging Industry and Real Estate Industry

●	We may be unable to dispose of our properties on advantageous terms or at all due to various factors, including weakness in our properties’ markets, unavailability of financing, changes in the financial condition of prospective purchasers or changes in general economic conditions, which could reduce our cash flow and limit our ability to make distributions to our stockholders.
●	Demand for our properties may be affected by various factors, including an over-supply or over-building of hotel properties in our properties’ markets and general economic conditions. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.

●	Adverse economic, business or real estate developments in our markets, as well as low consumer confidence, declines in corporate budgets, elevated rates of inflation, newly-enacted political policies, and decreases in personal discretionary spending levels, may adversely affect our financial performance and the value of our properties and may limited our ability to pay distributions to our stockholders.
●	Competition for guests, including with other hotels, resorts and vacation rental marketplaces, make reduce our hotels’ revenues and profitability.
●	The hospitality industry is seasonal in nature. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.
●	We rely on management companies to operate our hotel properties, giving us less control than if we were managing the hotels ourselves.
●	Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business.

Risks Related to Debt Financing

●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which will put those investments at risk of forfeiture if we are unable to repay such debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders.
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, refinance or extend existing financing, which will depend on debt and capital markets conditions. In addition, we have loans with variable interest rates and may incur additional variable rate debt in the future. Volatility in these markets could negatively impact such loans. Interest rates remain elevated, and higher interest rates required by lenders on loans that we have refinanced or extended recently have resulted in higher debt service costs. There can be no assurance that we will be able to obtain financing or refinance or extend existing financing on favorable terms, or at all.

Federal Income Tax Risks

●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

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

We have invested and continue to invest primarily in 80 to 200 room limited-service, select-service, full-service and extended-stay hotel properties with strong mid-market brands in America’s Heartland. As of September 30, 2025, we owned fifteen hotel properties and owned an equity and profits interest in the parent of an entity which holds a leasehold interest in one additional hotel property with an aggregate of 1,925 rooms located in ten states.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

Initial Offering

We are currently conducting an offering (the “Offering”) of up to $150,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 and will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are currently offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 9 “Stockholders’ Equity” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV, effective as of January 6, 2023. As of September 30, 2025, we have issued and sold 10,302,567 shares of common stock, including 1,215,332 shares attributable to the DRIP, and received aggregate proceeds of $100.8 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $83.9 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of September 30, 2025, we have repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469. As of September 30, 2025, all of the redemption proceeds have been paid.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the Operating Partnership, designated as Series Growth & Opportunity Limited Partner Units (“Series GO LP Units”), which our board of directors terminated as of February 12, 2022. As of September 30, 2025, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the Operating Partnership, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in our sole discretion as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. As of September 30, 2025, the Operating Partnership had issued and sold 848,528 Series GO II LP Units and received gross aggregate proceeds of $6.4 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $6.2 million.

Series T LP Units

The Operating Partnership may issue Series T LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then-current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, property improvement plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of Series T LP Units at the time of conversion. As of September 30, 2025, we had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the year ended December 31, 2024, the Company declared distributions of $48,263 for the Series T LP Units. During the nine months ended September 30, 2025 and 2024, the Company declared distributions of $0 and $0, respectively.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of September 30, 2025, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit at the time of issuance, in connection with two property acquisitions.

Series P Preferred Units

On December 24, 2024, the Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued interest on the Fort Collins Loans and the Courtyard Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. As of September 30, 2025, the Operating Partnership has issued and sold 35 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $0.4 million.

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

Exit Strategy

On May 7, 2024, our board of directors authorized management to pursue an exit strategy and position the Company for a sale or merger of the Company, provided that the economic environment is conducive to such a transaction, and to prepare the Company’s portfolio of hotel properties for a transaction through strategic acquisitions and dispositions with the objective of maximizing profitability at the hotel property level.  There can be no assurances that we will achieve an exit strategy within the time period and in the manner anticipated. The process of exploring strategic alternatives and marketing our assets could be time consuming and disruptive to our business operations and could divert management’s attention from our business, and we could incur substantial expenses associated with identifying and evaluating potential transactions. Further, any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on favorable terms. There can be no assurance that we will successfully implement our strategy, or that any potential transaction or other strategic alternative will result in stockholder liquidity or provide a return to stockholders that equals or exceeds our estimated value per share.

Independent Director Compensation

During 2022, we began compensating our independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. On each quarter end in 2024 and 2025, we issued 500 shares of our common stock to each of our two independent directors. For the nine months ended September 30, 2025 and 2024, we recognized stock-based compensation expense of $31,710 and $31,710, respectively. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

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

Market Outlook

The outlook for the lodging industry in 2025 has weakened amid persistent economic pressures and soft demand. The STR/Tourism Economics 2025 forecast was recently revised to show full-year occupancy declining to 62.3%, an ADR increase of only 0.8%, which is outpaced by inflation, and a decline in RevPAR of 0.4%.

These updated forecasts reflect a broader pattern of decelerating leisure travel growth, uneven recovery in business and group segments, and pressure from elevated costs and economic uncertainty in the lodging sector.

The Upscale and Upper-Midscale segments remain the relative outperformers, supported by cost-sensitive travelers who continue to favor value-oriented lodging options amid persistent inflationary pressures. Operators in these categories are emphasizing cost control, selective capital investment, and technology-driven efficiency initiatives, including self-service and digital-guest platforms, to sustain profitability and guest satisfaction as competitive intensity increases, particularly from alternative accommodations such as vacation rentals.

Despite these efforts, industry conditions remain mixed. Corporate and group demand remains inconsistent across markets, while key leisure destinations are exhibiting signs of demand saturation and rate compression. The broader macroeconomic backdrop continues to weigh on performance: elevated interest rates, rising insurance costs, labor shortages, and ongoing supply-chain frictions have kept expense pressures elevated through the third quarter. These headwinds are expected to persist into early 2026.

Although inflationary trends have moderated compared to 2024, cost escalation remains above historical norms. The timing and magnitude of relief from federal policy measures remain uncertain. Should inflation persist at current levels, operating expenses may continue to rise faster than revenue growth, further compressing margins. Likewise, variable-rate debt obligations remain sensitive to future interest-rate movements, posing risk to cash flow and earnings.

Evolving government policy, including spending constraints and employment reductions, adds another layer of uncertainty. Because a portion of lodging demand stems from federal and state travel programs, any reduction in public-sector travel budgets or employment levels could adversely affect occupancy and rate performance in certain markets.

In the third quarter of 2025, room revenue declined by 17% compared to the same period in 2024. While the sale of our Pineville property contributed to this decrease, it accounted for only approximately 5% of the variance. The remaining decline is attributable to weaker demand trends at retained properties. Same-store comparisons reflect softness across several markets, in line with broader industry patterns.

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

Through the third quarter of 2025, lodging demand trends remained subdued, and seasonal patterns diverged from historical norms. Q3, typically a strong travel period due to summer and early fall leisure demand, showed only limited sequential improvement over Q2. This performance underscores the broader slowdown in discretionary travel spending and the ongoing rebalancing between leisure and business travel demand.

While brand strength, location diversification, and value positioning continue to support the Company’s long-term competitiveness, the recovery trajectory for the lodging sector will depend on a stabilization of macroeconomic conditions, a sustained rebound in business and group travel, and incremental improvements in consumer confidence. The Company remains focused on preserving liquidity, executing strategic acquisitions, and driving operating efficiencies to position itself for recovery once demand conditions normalize.

Additionally, if another pandemic, epidemic, or public-health crisis were to arise in regions where the Company operates, similar risks and uncertainties to those experienced during the COVID-19 pandemic could re-emerge, potentially disrupting operations and travel demand.

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

We are dependent upon the net proceeds from our Offering and offerings of our Operating Partnership to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. We had also used the net proceeds from the GO Unit Offering to conduct our operations. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering, GO II Unit Offering and Series P Preferred Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2025, we had raised approximately $100.8 million in gross offering proceeds from the sale of shares of our common stock in the Offering, approximately $21.5 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering and approximately $6.4 million in gross offering proceeds from the sale of the Series GO II LP Units in our GO II Unit Offering and approximately $0.4 million in gross offering proceeds from the sale of the Series P Preferred Units in our Series P Preferred Unit Offering. If we are unable to raise substantial funds in the Offering and the Operating Partnership offerings, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of September 30, 2025, we consolidated sixteen hotel properties, consisting of fifteen hotel properties owned by us and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for all but one of the properties acquired in 2022 and the equity and profits interest acquired in 2022, the issuance of Series T LP Units to the contributor as part of the consideration. Operating cash needs during the nine months ended September 30, 2025 were met through cash flow generated by these real estate investments and with proceeds from our Offering, the GO II Unit Offering, and the Series P Preferred Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%, however, there can be no assurance that we will achieve this ratio. We target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of September 30, 2025, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 57%.

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

The franchise agreements for certain of our hotels require that we provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of September 30, 2025, we have set aside $3.7 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $4.5 million on capital improvements at our operating hotels during the nine months ended September 30, 2025 and approximately $3.7 million on capital improvements at our operating hotels during the nine months ended September 30, 2024.

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

The interest rate as of September 30, 2025 was 8.50% per annum. As of September 30, 2025, the Western Line of Credit was secured by our Cedar Rapids Property, Eagan Property, and Fargo Property which are also subject to term loans with the same lender, and 300,000 Common LP Units of the Operating Partnership. The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of September 30, 2025, there was a $0.3 million balance outstanding on the Western Line of Credit.

As of the date of this filing, $0.3 million is outstanding under the Western Line of Credit.

Revolving Line of Credit – Legendary A-1 Bonds, LLC

The A-1 Line of Credit has been amended several times to increase the line of credit, to change the interest rate and to extend the maturity date. On December 20, 2024, the Operating Partnership, the Company and A-1 Bonds amended the A-1 Line of Credit to extend the maturity date of the A-1 Line of Credit to December 31, 2027, increase the interest rate to 17.5% per annum, increase the A-1 Line of Credit to $20.0 million, and increase the number of Common LP Units of the Operating Partnership securing the A-1 Line of Credit to 2,000,000 unissued Common LP Units. Pursuant to a prior amendment, the A-1 Lender will receive an exit fee equal to 1.5% of the full amount due under the Line of Credit upon the earlier of (a) full repayment (whether on the maturity date or prior thereto or any other date), and (b) the maturity date. As of September 30, 2025, there was a $13.6 million balance outstanding on the A-1 Revolving Line of Credit.

As of date of this filing, $13.6 million is outstanding under the A-1 Line of Credit

NHS Loan

On March 6, 2023, we entered into a $600,000 loan agreement (the “NHS Loan”) with NHS. Since March 31, 2024, the NHS Loan had a fixed interest rate of 7.0% per annum and a maturity date of September 30, 2025. Outstanding amounts under the NHS Loan may be prepaid in whole or in part without penalty. The NHS Loan is secured by 60,000 partnership units of the Operating Partnership. All accrued interest is due and payable on the maturity date with the full principal balance. As of September 30, 2025, there was a $600,000 balance outstanding on the NHS Loan.

The Company and NHS are working to finalize an extension of these loans as of the date of this filing. As of the date of this filing, $600,000 is outstanding under the NHS Loan.

Mortgage Debt

As of September 30, 2025, we had $137.7 million in outstanding mortgage debt secured by twelve consolidated properties, with maturity dates ranging from February 2025 to December 2029. Interest rates on the mortgage debt as of September 30, 2025 are as follows:

-	Ten of the loans have fixed interest rates ranging from 3.85% to 14.50%.
-	One loan is a variable interest loan at a rate of SOFR rate plus 3.00% resulting in an effective rate of 7.27% as of September 30, 2025.
-	One loan is a variable interest loan at a rate of SOFR rate plus 6.0% per annum, provided that SOFR shall not be less than 1.0%, resulting in an effective rate of 10.37% as of September 30, 2025.
-	One loan is a variable interest loan at a rate of SOFR rate plus 7.00% resulting in an effective rate of 11.65% as of September 30, 2025.
-	One loan is a variable interest loan at a rate of SOFR rate plus 6.25% resulting in an effective rate of 10.51% as of September 30, 2025.
-	One loan is a variable interest loan at a rate of SOFR rate plus 7.50% resulting in an effective rate of 11.76% as of September 30, 2025.
-	Collectively, the weighted-average interest rate is 7.70%.

The loans generally require monthly payments of principal and interest on an amortized basis, with certain loans allowing for an interest-only period following origination, and generally require a balloon payment due at maturity. As of September 30 2025 and December 31, 2024, certain mortgage debt was guaranteed by the members of the Advisor. See Note 6 “Related Party Transactions” of the notes to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for additional information regarding debt that was guaranteed by members of the Advisor. As part of the consolidated outstanding mortgage debt above, the owner of the leasehold interest in the El Paso University Property is the borrower under a $14.4 million loan secured by the leasehold interest in the El Paso University Property.

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

The fair value of our mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities. As of September 30, 2025, the estimated fair value of our mortgage debt was $137.9 million, compared to the gross carrying value $137.7 million. As of December 31, 2024, the estimated fair value of our mortgage debt was $158.6 million, compared to the gross carrying value $157.8 million.

The following refinancings and modifications occurred during the quarter ended September 30, 2025.

Cedar Rapids Property and Eagan Property

On July 25, 2025, the Company entered into a Change in Terms Agreement with Western State Bank to amend the existing loans secured by the Cedar Rapids Property and the Eagan Property to extend the maturity date of each loan to October 1,

2025. As of September 30, 2025 the Cedar Rapids Property was recorded as a property held for sale and accordingly recorded separately within the condensed consolidated financial statements.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(1,501,681)	$479,030
Net cash provided by investing activities	18,271,088	5,248,838
Net cash (used in) provided by financing activities	(16,692,324)	(10,472,530)
Net increase (decrease) in cash, cash equivalents and restricted cash	$77,083	$(4,744,662)

Cash Flows From Operating Activities

As of September 30, 2025, we owned fifteen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. During the nine months ended September 30, 2025, net cash used in operating activities was $1.5 million and during the nine months ended September 30, 2024, net cash provided by operating activities was $0.5 million. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. See "— Results of Operations" for further discussion of our operating results for the nine months ended September 30, 2025 and 2024.

Cash Flows From Investing Activities

Net cash provided by investing activities was $18.3 million for the nine months ended September 30, 2025 and consisted of $22.8 million provided from the sale of the Pineville HGI and Charlotte properties, offset by $4.5 million used for the improvements and additions to hotel properties. Net cash provided by investing activities was $5.2 million for the nine months ended September 30, 2024 and consisted of $3.6 million used for the improvements and additions to hotel properties.

Cash Flows From Financing Activities

During the nine months ended September 30, 2025, net cash used in financing activities was $16.7 million and consisted primarily of the following:

●	$0.6 million of net cash provided by offering proceeds related to our Offerings, net of payments of commissions and other offering costs of $1.9 million;
●	$17.3 million of net cash used in debt financing as a result of proceeds from mortgage debt of $5.2 million and lines of credit of $1.0 million, offset by principal payments on debt of $17.8 million, principal payments on lines of credit of $5.5 million in addition to payments of financing costs of $0.2 million.

During the nine months ended September 30, 2024, net cash used in financing activities was $10.5 million and consisted primarily of the following:

●	$0.7 million of net cash provided by offering proceeds related to our Offerings, net of payments of commissions and other offering costs of $2.0 million;
●	$7.6 million of net cash used by debt financing as a result of proceeds from mortgage debt of $16.9 million, proceeds from lines of credit of $3.7 million and financing costs of $0.7 million, offset by principal payments on debt of $24.2 million and principal payments on lines of credit of $3.2 million; and
●	$3.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.5 million.

Distributions

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing. Distributions declared, distributions paid, and net cash flow used in operations were as follows for the first three quarters of 2025 and 2024:

		Distribution
	Distributions	Declared Per	Distributions Paid (3)
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total
First Quarter 2025	$—	$—	$—	$—	$—
Second Quarter 2025	—	—	—	—	—
Third Quarter 2025	—	—	—	—	—
	$—	$—	$—	$—	$—

		Distribution
	Distributions	Declared Per	Distributions Paid (3)
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279
Second Quarter 2024	1,181,705	0.113	820,706	176,589	997,295
Third Quarter 2024	876,877	0.083	1,192,192	193,549	1,385,741
	$2,364,648	$0.225	$2,915,960	$479,356	$3,395,316
(1)	No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through August 31, 2024 were payable to each stockholder as 100% in cash. No distributions were declared for the period of September 1, 2024 through September 30, 2025.
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through August 31 2024. No distributions were declared for the period of September 1, 2024 through September 30, 2025.

For the nine months ended September 30, 2025, we paid no distributions. Our net loss for the nine months ended September 30, 2025 was $23.6 million. Net cash flow used in operations for the nine months ended September 30, 2025 was $1.5 million.

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

Our results of operations for the nine months ended September 30, 2025 and September 30, 2024 are not indicative of those expected in future periods, as we were actively raising capital through our Offering during both of these periods As of September 30, 2025 and 2024, we consolidated sixteen and eighteen properties, respectively, for a full 12-month operating cycle.

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

Comparison of the three months ended September 30, 2025 versus the three months ended September 30, 2024

Revenue

Room revenues totaled $16.4 million and $19.7 million for the three months ended September 30, 2025 and 2024, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $1.0 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively. These changes are primarily a result of the impact from the sale of the Pineville Property in July 2024 and the Charlotte and Pineville HGI properties in May 2025. Hotel occupancy, ADR, and RevPAR were 68.41%, $134.22, and $91.83, respectively, for the three months ended September 30, 2025. Hotel occupancy, ADR, and RevPAR were 73.18%, $135.10, and $98.86, respectively, for the three months ended September 30, 2024.

Property Operations Expenses

Property operations expenses were $8.6 million and $9.4 million for the three months ended September 30, 2025 and 2024, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The decrease of $0.8 million in property operations expenses was primarily due to the sale of the Pineville Property in July 2024 and the Charlotte and Pineville HGI properties in May 2025 along with a continued effort to effectively reduce costs.

General and Administrative Expenses

General and administrative expenses were $2.4 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment. The decrease of $0.5 million in general and administrative expenses was primarily due to the sale of the Pineville Property in July 2024 and the Charlotte and Pineville HGI properties in May 2025.

Sales and Marketing Expenses

Sales and marketing expenses remained generally unchanged, amounting to $1.1 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel cost, hotel brand loyalty program costs, advertising and other marketing costs.

Franchise Fees

Franchise fees were at $1.5 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The decrease of $0.4 million was primarily due to the sale of the Pineville Property in July 2024 and the Charlotte and Pineville HGI properties in May 2025.

Management Fees

Management fees were $1.1 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. The decrease of $0.2 million was primarily due to the sale of the Pineville Property in July 2024 and the Charlotte and Pineville HGI properties in May 2025.

Acquisition Expenses

Acquisition expenses were $9,933 and $10,366 for the three months ended September 30, 2025 and 2024, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE.

Depreciation and Amortization

Depreciation and Amortization expenses were $2.3 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $0.2 million was primarily due to the sale of the Pineville Property in July 2024 and the Charlotte and Pineville HGI properties in May 2025.

Impairment Loss

Impairment loss was $5.1 million for the three months ended September 30, 2025 in connection with the evaluation of the Cedar Rapids Property, Fargo Property, and El Paso Property, all of which are concluded to be held for sale as of September 30, 2025. For the three months ended September 30, 2024, there was no impairment loss.

Gain (loss) on sale of hotel property

Gain on sale of hotel property was $0.3 million for the three months ended September 30, 2025 resulting from the sale of the Charlotte and Pineville HGI properties and loss on sale of hotel property was $4.6 million for the three months ended September 30, 2024 resulting from the sale of the Pineville property.

Other Expense, net

Other expense, net was $0.6 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively. The majority of the expense in the three months ended September 30, 2025 related to the impairment loss related to the three properties listed as held for sale. The expense in the three months ended September 30, 2024 related to writing off uncompleted projects, loan guarantee fees, and losses on sales of fixed assets.

Interest Expense

Interest expense was $4.9 million and $4.7 million for the three months ended September 30, 2025 and 2024, respectively. The $0.2 million increase in interest expense was primarily due to amendments in the debt structure and an overall increase in interest rates offset by the sale of the Pineville Property in July 2024 and the Charlotte and Pineville HGI properties in May 2025. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, higher interest rates on several of our recently refinanced and extended loans as well as future refinancings of maturing debt, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Comparison of the nine months ended September 30, 2025 versus the nine months ended September 30, 2024

Revenue

Room revenues totaled $47.0 million and $54.5 million for the nine months ended September 30, 2025 and 2024, respectively. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $3.3 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively. These changes are a result of the impact from the sale of the Pineville Property in July 2024 and the Charlotte and Pineville HGI properties in May 2025. Hotel occupancy, ADR, and RevPAR were 66.38%, $128.28, and $85.15, respectively, for the nine months ended September 30, 2025. Hotel occupancy, ADR, and RevPAR were 69.09%, $129.01, and $89.14, respectively, for the nine months ended September 30, 2024.

Property Operations Expenses

Property operations expenses were $25.3 million and $27.5 million for the nine months ended September 30, 2025 and 2024, respectively. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties. The decrease of $2.2 million in property operations expenses was primarily due to the sale of the Pineville Property in July 2024 and the Charlotte and Pineville HGI properties in May 2025 along with a continued effort to effectively reduce costs.

General and Administrative Expenses

General and administrative expenses were $8.0 million and $8.7 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $0.7 million in property operations expenses was primarily due to the sale of the Pineville Property in July 2024 and the Charlotte and Pineville HGI properties in May 2025. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment.

Sales and Marketing Expenses

Sales and marketing expenses remained generally unchanged, amounting to $3.5 million and $3.7 million for the nine months ended September 30, 2025 and 2024, respectively. Sales and marketing expenses consist primarily of sales and marketing personnel cost, hotel brand loyalty program costs, advertising and other marketing costs.

Franchise Fees

Franchise fees were at $4.3 million and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs. The decrease of $0.8 million was primarily due to the sale of the Pineville Property in July 2024 and the Charlotte and Pineville HGI properties in May 2025.

Management Fees

Management fees were $3.2 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties. The decrease of $0.7 million was primarily due to the sale of the Pineville Property in July 2024 and the Charlotte and Pineville HGI properties in May 2025.

Acquisition Expenses

Acquisition expenses were $29,787 and $24,478 for the nine months ended September 30, 2025 and 2024, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that is not acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE.

Depreciation and Amortization

Depreciation and Amortization expenses were $7.1 million and $7.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $0.7 million was primarily due to the sale of the Pineville Property in July 2024 and the Charlotte and Pineville HGI properties in May 2025.

Impairment Loss

Impairment loss was $5.1 million for the nine months ended September 30, 2025 in connection with the evaluation of the Cedar Rapids Property, Fargo Property, and El Paso Property, all of which are concluded to be held for sale as of September 30, 2025. For the nine months ended September 30, 2024, there was no impairment loss.

Gain (loss) on sale of hotel property

Gain on sale of hotel property was $0.4 million for the nine months ended September 30, 2025 resulting from the sale of the Charlotte and Pineville HGI properties and loss on sale of hotel property was $4.6 million for the nine months ended September 30, 2024 resulting from the sale of the Pineville property.

Other Expense, net

Other expense, net was $2.9 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively. The majority of the expense in the nine months ended September 30, 2025 related to the impairment loss related to the three properties listed as held for sale. The expense in the nine months ended September 30, 2024 related to writing off uncompleted projects, loan guarantee fees, and losses on sales of fixed assets.

Interest Expense

Interest expense was $15.0 million and $12.7 million for the nine months ended September 30, 2025 and 2024, respectively. The $2.3 million increase in interest expense was primarily due to amendments in the debt structure and an overall increase in interest rates. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, higher interest rates on several of our recently refinanced and extended loans as well as future refinancings of maturing debt, the amount of proceeds we raise in our Offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

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

Impairment of Hotel Properties

We assess the carrying value of our hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel properties. If our analysis indicates that the carrying value is not recoverable, we recognize an impairment loss equal to the amount by which the carrying value exceeds fair value. When appropriate, fair value is determined using various valuation techniques, including discounted cash flow models, market transactions, or third-party appraisals.

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

Other than for the three properties listed as Assets Held for Sale (the Cedar Rapids Property, the Fargo Property and the El Paso Property) which aggregated impairment of approximately $5.1 million, there were no impairments recorded to any of the other properties for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, there were no impairments recorded for any of the properties. Future economic conditions or changes in property-level performance could significantly impact these estimates and result in future impairments.

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

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Status of the Offering

As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,302,567 shares of common stock, including 1,215,332 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.8 million.

GO II Unit Offering

The Operating Partnership has issued and sold 889,213 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $6.9 million as of the date of this filing.

Series P Preferred Unit Offering

The Operating Partnership has issued and sold 145 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $1.5 million as of the date of this filing.

Agreement to Sell Prattville Property

On November 5, 2025, the Company entered into a purchase and sale agreement for the Prattville Property. The agreement is subject to closing conditions. There can be no assurance the Company will complete any or all of the pending property disposition on the contemplated terms, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risks have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act of 1934 Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, September 30, 2025, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are offering the shares in the private offering at an initial price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an initial price of $10.04 per share. See Note 9 “Stockholders’ Equity” of the notes to the unaudited condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for a description of the update to offering price and share NAV. During the three months ended September 30, 2025 we sold 1,000 shares of common stock in the private offering, resulting in gross offering proceeds of $10,570. During the three months ended September 30, 2025, aggregate selling commissions of $0 and marketing and diligence allowances and other wholesale selling costs and expenses of $0.3 million were paid in connection with the private offering.

GO II Units Offering

On April 7, 2023, the Operating Partnership commenced a private placement offering of its Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO II LP Units (a “Series GO II Limited Partner”) will have the right to exchange its Series GO II LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange; provided, however, that until such time as the Series GO II LP Units have been allocated Net Income (including book-up income) such that their positive Capital Account balance is equal to the net asset value of the Company’s shares of common stock (the “Share NAV”), the exchange right will be limited and the Series GO II Limited Partners will only be entitled to receive a pro rata portion of a REIT Share equal to the positive Capital Account balance of the Series GO II LP Unit divided by the Share NAV. The exchange right is not available until all of the following have occurred (the “Exchange Date”):  (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO II Limited Partner has held its Series GO II LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the three months ended September 30, 2025, the Operating Partnership issued 58,915 Series GO II LP Units. During the three months ended September 30, 2025, aggregate selling commissions were $10,173 and marketing and diligence allowances and other wholesale selling costs and expenses of $2,477 were paid in connection with the GO II Unit Offering.

Series P Preferred Units

On December 24, 2024, the Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit to accredited investors only, pursuant to a confidential private placement memorandum. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Rule 506(c) of Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however, all purchasers in the offering must be accredited investors and the Operating Partnership must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued interest on the Fort Collins Loans and the Courtyard Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. As of September 30, 2025, the Operating Partnership has issued and sold 35 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $0.4 million as of the date of this filing.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan and the discretion provided therein, we will repurchase shares within 21 days following the end of a calendar quarter. During the nine months ended September 30, 2025, we repurchased no shares of our common stock. During the nine months ended September 30, 2025, there were unfulfilled repurchase requests of $1.8 million.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2025	—	$—	(1)
February 2025	—	$—	(1)
March 2025	—	$—	(1)
Total	—
April 2025	—	$—	(1)
May 2025	—	$—	(1)
June 2025	—	$—	(1)
Total	—
July 2025	—	$—	(1)
August 2025	—	$—	(1)
September 2025	—	$—	(1)
Total	—
Nine Months Ended September 30, 2025	—
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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2025.

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

LODGING FUND REIT III, INC.

Date:	November 14, 2025	By:	/s/ Norman H. Leslie
Norman H. Leslie
President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer and Director
(principal executive officer)

Date:	November 14, 2025	By:	/s/ Samuel C. Montgomery
Samuel C. Montgomery
Chief Financial Officer
(principal financial officer)