Form 10-K
period 2025-12-31
Lodging Fund REIT III, Inc.
filed 2026-05-15
CIK 1745032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s shares of common stock. On June 1, 2018 the registrant launched its ongoing private offering of its shares of common stock, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were 10,014,043 shares of common stock held by non-affiliates as of June 30, 2025.

As of May 15, 2026, there were 10,017,042 outstanding shares of common stock of the registrant.

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
●	If we are unable to raise substantial funds in our securities offerings, we may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to vary more widely with the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue.
●	We may be unable to identify properties that meet our investment criteria in a timely manner or on acceptable terms, and may be unable to consummate investment opportunities that we identify, which could result in reduced returns or reduce the amount available for distributions to our stockholders.
●	We intend to acquire only hotel properties. As a result, we will only have limited diversification as to the type of property we own. In the event of an economic recession affecting the economies of the areas in which the properties are located or a decline in values in general, our financial performance could be materially and adversely affected, which may limit our ability to pay distributions to our stockholders.
●	We and our hotel managers rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, reservations, billing and operating data. It is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information, which may subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
●	Although our board of directors has authorized management to pursue an exit strategy and position us for a sale or merger, there is no assurance that this process will result in the approval or completion of any specific transaction or outcome. The process of exploring strategic alternatives and marketing our assets could be time consuming and disruptive to our business operations and could divert management’s attention from our business, and we could incur substantial expenses associated with identifying and evaluating potential transactions. Further, any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on favorable terms. There can be no assurance that we will successfully implement our strategy, or that any potential transaction or other strategic alternative will result in stockholder liquidity or provide a return to stockholders that equals or exceeds our estimated value per share.

Risks Related to the Lodging Industry and Real Estate Industry

●	We may be unable to dispose of our properties on advantageous terms or at all due to various factors, including weakness in our properties’ markets, unavailability of financing, changes in the financial condition of prospective purchasers or changes in general economic conditions, which could reduce our cash flow and limit our ability to make distributions to our stockholders.
●	Demand for our properties may be affected by various factors, including an over-supply or over-building of hotel properties in our properties’ markets and general economic conditions. If demand does not increase or if demand weakens, our occupancy or revenues per available room may decline, making it more difficult for us to implement our business strategy and to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.
●	Adverse economic, business or real estate developments in our markets, as well as low consumer confidence, declines in corporate budgets, elevated rates of inflation, newly-enacted political policies, and decreases in personal discretionary spending levels, may adversely affect our financial performance and the value of our properties and may limit our ability to pay distributions to our stockholders.
●	Competition for guests, including with other hotels, resorts and vacation rental marketplaces, may reduce our hotels’ revenues and profitability.
●	The hospitality industry is seasonal in nature. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.
●	We rely on management companies to operate our hotel properties, giving us less control than if we were managing the hotels ourselves.
●	Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business.

Risks Related to Debt Financing

●	We have incurred significant debt in connection with our property acquisitions. Our use of leverage increases the risk of an investment in us. Our mortgage loans are collateralized by our hotel properties, which will put those investments at risk of forfeiture if we are unable to repay such debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for distribution to our stockholders.
●	Our ability to acquire, rehabilitate, renovate and manage our properties may be limited if we cannot obtain satisfactory financing, refinance or extend existing financing, which will depend on debt and capital markets conditions. In addition, we have loans with variable interest rates, and may incur additional variable rate debt in the future. Volatility in these markets could negatively impact such loans. Interest rates remain elevated, and higher interest rates required by lenders on loans that we have refinanced or extended recently have resulted in higher debt service costs. There can be no assurance that we will be able to obtain financing or refinance or extend existing financing on favorable terms, or at all.

Federal Income Tax Risks

●	Failure to qualify as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

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

Our Advisor is wholly-owned by Corey Maple, a director of the Company, and Norman Leslie, an officer and director of the Company. To facilitate our REIT structure, the Operating Partnership formed Lodging Fund REIT III TRS, Inc., a Delaware corporation (“Master TRS”), to act as the “master” taxable REIT subsidiary (“TRS”) entity. When we acquire a Project, the Master TRS forms a separate wholly-owned TRS to act as lessee of the Project (a “TRS Lessee”). That TRS Lessee will enter into a lease agreement with a wholly-owned subsidiary of the Operating Partnership to operate the Project. Through February 2025, we had engaged National Hospitality Services (“NHS”) to manage nine of the Projects acquired as of that date; on February 10, 2025, the Company terminated the contract with NHS and entered into hotel management agreements with Hotel Equities Group, LLC, a third party property management agency. We have engaged other third party property management companies with the oversight and property management of the remaining properties within the portfolio. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of Legendary Capital, LLC (the “Sponsor”), an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services.

Initial Offering

We are currently conducting an offering (the “Offering”) in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 in an amount of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. In addition to sales of common stock for cash, the Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are currently offering the shares in the private offering at an offering price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an offering price of $10.04 per share. As of December 31, 2025, the Company had issued and sold 10,303,567 shares of common stock, including 1,215,332 shares attributable to our DRIP, and received aggregate proceeds of $100.8 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately

$83.6 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. No public market exists for the shares of our common stock and none is expected to develop.

We have adopted a share repurchase plan that may enable our stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. As of December 31, 2025, we have repurchased 287,525 shares, which represents an original investment of $2,858,355 for $2,794,469. See Part II Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Plan”.

GO Unit Offering

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series Growth & Opportunity Limited Partner Units (“Series GO LP Units”), which our board of directors terminated as of February 12, 2022. As of December 31, 2025, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

GO II Unit Offering

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series Growth & Opportunity II Limited Partner Units (“Series GO II LP Units”), with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of the Company as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. As of December 31, 2025, the Operating Partnership had issued and sold 895,520 Series GO II LP Units and received gross aggregate proceeds of $6.7 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $6.6 million.

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

During the quarter ended December 31, 2025, all remaining conversion anniversary dates for the outstanding Series T LP Units elapsed. The conversion formula applicable to each series of Series T LP Units calculates the number of Common LP Units to be issued based on an applicable capitalization rate applied to the trailing twelve-month net operating income of the contributed hotel property, less the outstanding loan balance at the contribution date, and less cumulative amounts incurred by the Operating Partnership including closing costs, loan assumption fees, property improvement plan expenditures, capital expenditures, operating cash infused, and any shortfall of a minimum cumulative investment yield. Upon application of this formula to each outstanding series, the General Partner determined that the cumulative deductions exceeded the capitalized net operating income for all series, resulting in no value available for conversion. Accordingly, all 5,073,506 outstanding Series T LP Units converted to zero Common LP Units and were cancelled. No gain or loss was recognized upon conversion.

The carrying amount of the Series T LP Unit noncontrolling interest of $45,475,938, which represented the fair value of the contributed hotel properties at the time of their original contribution to the Operating Partnership, net of the assumed debt and other consideration, was reclassified to additional paid-in capital within stockholders' equity in accordance with ASC 810-10-45-23. This reclassification had no impact on total equity, net loss, or cash flows. No income or loss was allocated to the Series T LP Unit holders during the holding period, consistent with the terms of the Partnership Agreement, as the holders' economic risk was borne entirely through the conversion formula. During the years ended December 31, 2025 and 2024, the Company declared distributions of $0 and $48,263, respectively, for the Series T LP Units.

Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2025, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit at the time of issuance, in connection with two property contributions.

Series P Preferred Units

On December 24, 2024, the Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued interest on the Fort Collins Loans and the Courtyard Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. As of December 31, 2025, the Operating Partnership has issued and sold 155 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $1.6 million as of the date of this filing.

Series A Preferred Units

On December 24, 2024, the Operating Partnership entered into an amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership to establish the terms of a new limited partner unit designated as Series A Preferred Units. Concurrently, the Company entered a loan contribution agreement (the “Contribution Agreement”) to restructure four of its loans with Access Point Financial, LLC (the “Access Point Lender”) – 1) the mortgage loan secured by the Sheraton – Northbrook (“Sheraton Northbrook Loan”) with unpaid principal balance of approximately $4.0 million, 2) the loans secured by the Residence Inn - Fort Collins Loan (“Fort Collins Loans”) with collective unpaid principal balance of approximately $13.0 million, 3) the mortgage loan secured by the Courtyard by Marriott – Aurora (“Courtyard Aurora Loan”) with unpaid principal balance of approximately $14.9 million. With respect to the Sheraton Northbrook Loan, the Access Point Lender received 4,067,409 Series A Preferred Units in exchange for all of the remaining unpaid principal and interest on the Sheraton Northbrook Loan. With respect to the Fort Collins Loans and the Courtyard Aurora Loan, the Company is required to refinance each such loan within 90 days of the date of the Contribution Agreement, and to the extent there is remaining unpaid principal and interest on such loans after such refinancing, the Operating Partnership is required to enter into a contribution agreement with the Access Point Lender through which the Access Point Lender will receive Series A Preferred Units in exchange for all of such remaining unpaid principal and interest.

During the year ended December 31, 2025, the Operating Partnership issued an additional 488,330 Series A Preferred Units to the Access Point Lender in lieu of cash interest payments on the Series A Preferred Units, representing accrued distributions at the contractual rate. The issuance was recorded as interest expense with a corresponding increase to the Series A Preferred Unit noncontrolling interest balance. As of December 31, 2025 and 2024, the Operating Partnership had issued a total of 4,555,739 and 4,067,409 Series A Preferred Units, respectively.

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

Independent Director Compensation

During 2022, we began compensating our independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and we recognize stock-based compensation expense based on the award’s fair value at the grant date. On March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, we issued 500 shares of our common stock to each of our two independent directors and on March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, we issued 500 shares of our common stock to each of our two independent directors. For the years ended December 31, 2025 and 2024, we recognized stock-based compensation expense of $42,280 and $42,280. These grants were made in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act as the grants did not involve any public offering.

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

Our Investment Strategy

Real Estate Portfolio

We acquired our first real estate property on November 30, 2018. As of December 31, 2025, our real estate portfolio consisted of fourteen Projects located in the following cities: Cedar Rapids, Iowa; Eagan, Minnesota; Lubbock, Texas; Southaven, Mississippi; Aurora, Colorado; El Paso, Texas; Houston, Texas; Northbrook, Illinois; Lakewood, Colorado; Fort Collins, Colorado; and Wichita, Kansas, referred to in this Form 10-K as the “Cedar Rapids Property,” the “Eagan Property,” the “Lubbock Home2 Property,” the “Lubbock Fairfield Property,” the “Southaven Property,” the “Aurora Property,” the “El Paso HI Property,” the “Houston Property,” the “Northbrook Property”; the “El Paso Airport Property”; the “Lakewood Property”; the “Fort Collins Property”; the “El Paso University Property”; and the “Wichita Property” respectively. We own an equity and profits interest in the parent of the entity which holds a leasehold interest in the El Paso University Property. See Part I, Item 2 “Properties” for a more detailed description of our real estate portfolio.

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

We have financed and plan to continue to finance the purchase of hotel properties with proceeds from the Offering and loans obtained from third-party lenders and Legendary A-1 Bonds, LLC, an affiliate of the Advisor. We expect to use moderate leverage to enhance the total cash flow to our stockholders. We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We will target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties; however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of our board of directors. As of December 31, 2025, our aggregate loan-to-value ratio, based on the aggregate purchase price of the hotel properties, was approximately 56%. We seek to obtain financing on the most favorable terms available. Loans are expected to be nonrecourse and will be secured by the applicable hotel property. In some cases, however, we have been, and in the future may be, required to enter into guarantees for the loans for certain non-recourse carve-outs.

We have obtained and may in the future obtain lines of credit or other financings, secured by one or more of the hotel properties, to provide financing for acquisitions, to fund property improvements and other capital expenditures, to make distributions, and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2025 and December 31, 2024, we had a $5.0 million line of credit with Western State Bank, a $20.0 million line of credit with Legendary A-1 Bonds, LLC to provide immediate capital to fund acquisitions of the hotel properties, a $0.6 million dollar Line of Credit with NHS and a $0.5 million dollar loan with Arcade Fargo. As of December 31, 2025, we had $14.9 million outstanding on the lines of credit and other corporate debt. As of December 31, 2024, we had $19.0 million outstanding on the lines of credit and other corporate debt.

As of December 31, 2025 and 2024, we had $140.0 million and $174.3 million, respectively, in outstanding mortgage debt secured by fourteen and eighteen hotel properties, respectively, with maturity dates ranging from November 2024 to December 2029 and fixed and variable interest rates ranging from 3.85% to 14.50%. As of December 31, 2025 and 2024, the weighted-average interest rate was 8.14% and 7.48% respectively. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt” for additional details.

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

As of December 31, 2025, we owned a portfolio of fourteen hotel properties, including the equity and profits interest in the parent of the entity which holds a leasehold interest in the El Paso University Property. We have no plans to acquire assets other than hotel properties, which limits the diversification of the type of properties we own. If we do not raise substantial funds in our securities offerings, we will be limited in the number and type of investments we and the Operating Partnership may make, which will result in a less diversified portfolio. We may not be able to acquire a large portfolio of assets, which may cause the value of an investment in us to experience more volatility due to the performance of certain investments and cause our general and administrative expenses to constitute a greater percentage of our revenue. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase, which may limit our ability to pay distributions to our stockholders. A limited number of hotel properties may place a substantial portion of the funds invested in the same geographical location with the same property-related risks. In that case, the decline in a particular real estate market could substantially and adversely impact us. In the event of an economic recession affecting the economies of the areas in which the hotel properties are located, a decline in real estate values in general or the occurrence of any one of many other adverse circumstances, our financial performance could be materially and adversely affected.

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

We may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from other sources, including debt financing and proceeds from our Offering. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations. Distributions we paid through December 31, 2025 have been paid from proceeds from our Offering, and we expect that future distributions we may pay will not be made solely from our cash flow from operations. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment and the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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

We and our hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as personally identifiable information, including information relating to financial accounts. Although we have taken steps, and plan to continue to take steps, to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Cyber-attacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques that circumvent controls, evade detection, and remove or obfuscate forensic evidence, which means that we and our third-party providers may be unable to detect, investigate, contain or recover from future attacks or incidents in a timely or effective manner. The rapid evolution and increased adoption of artificial intelligence technologies, by us or by third parties, may also heighten our cybersecurity risks by making cyberattacks more difficult to detect, contain and mitigate. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. In addition, cybersecurity risk has increased as a result of global remote working dynamics for our customers, employees and third-party providers that present additional opportunities for threat actors to engage in social engineering and to exploit vulnerabilities in non-corporate networks. Many of the information systems and networks used to operate our lodging properties are managed by our third-party property managers or franchisors and are not under our control. Any failure to maintain proper function, security and availability of our information systems or the information networks managed by our third-party property managers or franchisors could interrupt our operations, result in delayed sales or bookings or lost guest reservations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Labor shortages and increased costs for labor could adversely affect our business and financial results.

Our success depends in part upon our management companies’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas, with such supply issues increasing to historical levels in 2025 and 2024. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business. Additionally, competition for qualified employees has required us to pay meaningfully higher wages to attract employees, and continued tightness in labor markets could result in continued escalation of labor costs.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (now a division of First Citizens Bank) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, which has been followed by the collapse of Signature Bank, Silvergate Capital Corp. and First Republic Bank. Other than one account at Signature Bank for one of our hotel properties, we do not currently have direct exposure to these financial institutions. If a depository institution in which we deposit funds is adversely impacted from conditions in the financial or credit markets or otherwise, it could impact access to our cash or cash equivalents and could adversely impact our financial condition. Our cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2025. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties' ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

We have obtained, and expect in the future to obtain, loans to acquire the hotel properties and thus, the hotel properties will be leveraged. We may also obtain mortgage debt on hotel properties that we already own in order to obtain funds to acquire additional hotel properties, to fund property improvements and other capital expenditures, to make distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We anticipate that the aggregate loan-to-value ratio for the Company will be between 35% and 65%. We target a loan-to-value ratio for the hotel properties of between 35% and 70%, based on the purchase price of the hotel properties, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual hotel property at the discretion of our board of directors. As of December 31, 2025, our aggregate loan-to-value ratio, based on the aggregate purchase price of the hotel properties, was approximately 56%. No assurance can be given that future cash flow will be sufficient to make the debt service payments on any loans and to cover all operating expenses. If the hotel properties’ revenues are insufficient to pay debt service and operating costs, we may be required to seek additional working capital. There can be no assurance that such additional funds will be available. In the event additional funds are not available, the lenders may foreclose on the hotel properties and our stockholders could lose their investment. In addition, the degree to which we are leveraged could have an adverse impact on us, including (i) increased vulnerability to adverse general economic and market conditions, (ii) impaired ability to expand and to respond to increased competition, (iii) impaired ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes and (iv) requiring that a significant portion of cash provided by operating activities be used for the payment of debt obligations, thereby reducing funds available for distributions, operations and future business opportunities.

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

As of the date of this filing, we had a total of $26.4 million of variable rate notes payable, including our existing line of credit with Western State Bank, and it is anticipated that the loans we obtain in the future may have variable interest rates. Any increase in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. An increase in interest rates could also affect our ability to refinance or extend existing financing on favorable terms, or at all. Lenders of several loans that we have refinanced or extended recently have required higher interest rates that the original loans. Given the challenges affecting the U.S. real estate industry and the elevated interest rate environment, in order to refinance or extend loans, we expect our interest expense to increase in the future as a result of recent extensions and as we continue to refinance our maturing debt. In the event that the interest rate on any loan increases significantly, we may not have sufficient funds to pay the required interest payments. In such event, the continued ownership of the applicable hotel property may be threatened. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times or on terms that may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.

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

The federal income tax laws, regulations, and administrative interpretations applicable to REITs are subject to ongoing review and may be amended at any time. Legislative, administrative, or judicial changes to U.S. tax laws, potentially with retroactive effect, could materially and adversely affect our business, financial condition, results of operations, cash flows, or the tax treatment of an investment in our common stock.

The U.S. Congress, the U.S. Treasury Department, and the Internal Revenue Service regularly consider and implement changes to federal tax policy, including changes affecting the taxation of real estate, REIT qualification requirements, income tax rates, deductions, credits, and other tax benefits. We cannot predict whether, when, or to what extent any such changes will be enacted or become effective. Future tax legislation or regulatory guidance could increase our tax liability, reduce cash available for distribution to stockholders, limit our ability to maintain REIT qualification, or otherwise adversely affect us or our stockholders.

Prospective and existing stockholders are encouraged to consult their own tax advisors regarding the potential impact of current and future legislative, regulatory, or administrative developments on an investment in our common stock.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of criminal and civil penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares of common stock constitutes a prohibited transaction under ERISA or the Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may lose its tax-exempt status and thus, the entire value of the IRA would be considered to be distributed and taxable to the IRA sponsor. Plan fiduciaries should consult with their own legal advisors before making an investment in our shares of common stock.

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

We maintain cyber liability insurance coverage through our insurance provider that we believe is appropriate for our operations.

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

The Company's Operations Management team, led by the Chief Operating Officer, is responsible for assessing and managing cybersecurity risks on a day-to-day basis. The team oversees the Company's IT Services Provider, who manages network security, access controls, and incident response protocols. The Chief Operating Officer reports cybersecurity matters to the full board of directors and Audit Committee on at least an annual basis, and on an ad hoc basis in the event of a cybersecurity incident. Members of the Operations Management team have experience overseeing information technology systems and cybersecurity programs in the hospitality industry.

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

Hotel Properties

As of December 31, 2025, we consolidated fourteen hotel properties, consisting of thirteen hotel properties owned by us and an equity and profits interest in the parent of the entity which holds as leasehold interest in one hotel property. The following table provides summary information regarding the hotel properties owned by us as of December 31, 2025:

				Number
			Date	of Guest	Purchase	Transaction	Total	%
Hotel	Property Type	Location	Purchased	Rooms	Price	Costs	Purchase Price	Interest
Holiday Inn Express (the “Cedar Rapids Property)	Limited-Service	Cedar Rapids, IA	November 30, 2018	83	$7,700,000	$158,333	$7,858,333	100%
Hampton Inn (the “Eagan Property”)	Limited-Service	Eagan, MN	June 19, 2019	122	13,950,000	278,333	14,228,333	100%
Home2 Suites (the “Lubbock Home2 Property”)	Extended-Stay	Lubbock, TX	December 30, 2019	100	14,150,000	284,776	14,434,776	100%
Fairfield Inn & Suites (the "Lubbock Property")	Limited-Service	Lubbock, TX	January 8, 2020	101	15,150,000	496,431	15,646,431	100%
Homewood Suites (the "Southaven Property")	Extended-Stay	Southaven, MS	February 21, 2020	99	20,500,000	445,090	20,945,090	100%
Courtyard by Marriott (the "Aurora Property")	Select-Service	Aurora, CO	February 4, 2021	141	23,610,000	458,129	24,068,129	100%
Holiday Inn (the "El Paso HI Property")	Select-Service	El Paso, TX	May 12, 2021	175	10,300,000	361,019	10,661,019	100%
Hilton Garden Inn (the "Houston Property")	Select-Service	Houston, TX	August 3, 2021	182	19,910,000	918,353	20,828,353	100%
Sheraton Hotel (the "Northbrook Property")	Full-Service	Northbrook, IL	December 3, 2021	160	11,400,000	340,005	11,740,005	100%
Courtyard by Marriott (the "El Paso Airport Property")	Select-Service	El Paso, TX	February 8, 2022	90	15,120,000	333,234	15,453,234	100%
Fairfield Inn & Suites (the "Lakewood Property")	Limited-Service	Lakewood, CO	March 29, 2022	142	18,800,000	862,117	19,662,117	100%
Residence Inn (the "Fort Collins Property")	Extended-Stay	Fort Collins, CO	August 3, 2022	113	15,800,000	546,009	16,346,009	100%
Holiday Inn Express (the "Wichita Property")	Limited-Service	Wichita, KS	December 22, 2022	84	7,400,000	234,310	7,634,310	100%
				1,592	$193,790,000	$5,716,139	$199,506,139

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

Management Agreements

Hotel Equities Agreement

As of December 31, 2025, eight of our hotel properties were subject to management agreements with Hotel Equities with an initial term expiring on December 31 of the fifth full calendar year following the effective date of the agreement. The agreement will automatically renew for successive five-year periods unless terminated earlier in accordance with its terms. These properties were previously managed by NHS. On February 10, 2025, we terminated the management agreements with NHS and entered into new agreements with Hotel Equities Group, LLC (“Hotel Equities”). See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events”.

Vista Host Agreement

As of December 31, 2025, our Southaven Property was subject to a management agreement with Vista Host Inc. (“Vista”) with an initial term expiring on February 21, 2025 and automatically renewed for additional successive terms of five years each unless terminated earlier in accordance with its terms.

Aimbridge Agreement

As of December 31, 2025, each of our Houston Property, El Paso Property, El Paso Airport Property and El Paso University Property was subject to a management agreement with Interstate Management Company, LLC (“Aimbridge”). The Aimbridge agreement for the Houston Property had an initial term expiring on August 3, 2024 and automatically renewed for additional successive terms of one year each unless terminated earlier in accordance with its terms. The Aimbridge agreement for the El Paso Airport Property and the El Paso University Property has an initial term expiring on February 8, 2027 and August 10, 2027, respectively, both of which will automatically renew for one (1) year periods unless terminated earlier in accordance with its terms. The Aimbridge agreement for the El Paso Property has an initial term expiring February 28, 2028, which will automatically renew for one (1) year periods unless terminated earlier in accordance with its terms. The

KAJ Agreement

As of December 31, 2025, the Wichita Property was subject to a management agreement with KAJ Hospitality Inc. (“KAJ”), each with an initial term expiring December 22, 2027, of which automatically renews for successive one-year periods, unless terminated in accordance with its terms.

Franchise Agreements

As of December 31, 2025, all of our hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, we pay a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. We paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement.

Item 3. Legal Proceedings.

We may from time to time be a party to legal proceedings which arise in the ordinary course of our business. See Note 12 "Commitments and Contingencies" of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K for a discussion of legal proceedings and governmental authority inquiries that were ongoing during the year ended December 31, 2025. As disclosed in Note 14 "Subsequent Events," in January 2026, a receiver was appointed over the El Paso Property in connection with the default on the mortgage loan secured by that property. The Company is cooperating with the receiver and evaluating its options with respect to the property. Other than the foregoing, management is not aware of any current or pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such legal proceedings contemplated by governmental authorities.

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

Stockholder Information

As of the date of this filing, we had 10,017,042 shares of our common stock outstanding, held by a total of 1,364 stockholders.

Distribution Information

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, and from time to time after the Offering, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from proceeds from the Offering or debt financing.

Distributions declared and distributions paid during 2025 and 2024, aggregated by quarter, are as follows:

		Distribution
	Distributions	Declared Per	Distributions Paid (3)
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total
First Quarter 2025	$—	$—	$—	$—	$—
Second Quarter 2025	—	—	—	—	—
Third Quarter 2025	—	—	—	—	—
Fourth Quarter 2025	—	—	—	—	—
	$—	$—	$—	$—	$—

		Distribution
	Distributions	Declared Per	Distributions Paid (3)
	Declared (1)	Share (1) (2)	Cash	Reinvested	Total
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279
Second Quarter 2024	1,181,705	0.113	820,706	176,589	997,295
Third Quarter 2024	876,877	0.083	1,192,192	193,549	1,385,741
Fourth Quarter 2024	—	—	(1,162)	1,162	—
	$2,364,648	$0.225	$2,914,797	$480,518	$3,395,315
(1)	No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through August 31, 2024 were payable to each stockholder as 100% in cash. No distributions were declared for the period of September 1, 2024 through December 31, 2025
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	In general, distributions for all record dates of a given month during such period are paid on or about the tenth day of the following month. No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through August 31 2024. No distributions were declared for the period of September 1, 2024 through December 31, 2025

For the year ended December 31, 2025, we paid no distributions. For the year ended December 31, 2024, we paid aggregate distributions of $3.4 million, including $2.9 million of distributions paid in cash and $0.5 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the years ended December 31, 2025 and 2024, was $34.4 million and $29.9 million, respectively. Net cash flows used in operations for the years ended December 31, 2025 and 2024, were $3.7 million and $0.9 million, respectively. We funded 100% of our distributions paid, which includes cash distributions and distributions reinvested by stockholders, with proceeds from the Offering.

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

Unregistered Sales of Equity Securities

Initial Offering

On June 1, 2018, we commenced an offering (the “Offering”) of up to $100,000,000 in shares of our common stock, which amount was increased to $150,000,000 in shares of our common stock in December 2021. We are offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company. Except as otherwise provided in the offering memorandum, we are currently offering the shares in the private offering at an offering price of $10.57 per share, with shares purchased in our dividend reinvestment plan at an offering price of $10.04 per share. During the year ended December 31, 2025, we sold 4,568 shares of common stock in the private offering, resulting in gross offering proceeds of $48,280. During the year ended December 31, 2025, aggregate selling commissions of $7,964 and marketing and diligence allowances and other wholesale selling costs and expenses of $1.3 million were paid in connection with the private offering. During the year ended December 31, 2024, aggregate selling commissions of $1,101 and marketing and diligence allowances and other wholesale selling costs and expenses of $1.6 million were paid in connection with the private offering.

GO II Units Offering

On April 7, 2023, the Operating Partnership commenced a private placement offering of its Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. Subject to restrictions on ownership in order to comply with rules governing real estate investment trusts and the terms of the partnership agreement of the Operating Partnership, each holder of Series GO II LP Units (a “Series GO II Limited Partner”) will have the right to exchange its Series GO II LP Units for, at the option of the Operating Partnership, an equivalent number of shares of common stock of the Company (“Common Shares”), or cash equal to the fair market value of the Common Shares (the “Cash Amount”) which would have otherwise been received pursuant to such exchange; provided, however, that until such time as the Series GO II LP Units have been allocated Net Income (including book-up income) such that their positive Capital Account balance is equal to the net asset value of the Company’s shares of common stock (the “Share NAV”), the exchange right will be limited and the Series GO II Limited Partners will only be entitled to receive a pro rata portion of a REIT Share equal to the positive Capital Account balance of the Series GO II LP Unit divided by the Share NAV. The exchange right is not available until all of the following have occurred (the “Exchange Date”): (i) the Common Shares are listed on a national securities exchange, the sale of all or substantially all of the GP Units and Interval Units held by the Company or any sale, exchange or merger of the Company or the Operating Partnership or, as determined in the sole discretion of the Company, the occurrence of a similar event; (ii) the Series GO II Limited Partner has held its Series GO II LP Units for at least one year; (iii) the Common Shares to be issued pursuant to the redemption have been registered with the SEC and the registration statement has been declared effective, or an exemption from registration is available; and (iv) the exchange does not result in a violation of the shareholder ownership limitations set forth in the Company’s articles of incorporation. Notwithstanding the above, the Company may waive any of the requirements above in its sole discretion other than (ii) or (iv). During the year ended December 31, 2025, the Operating Partnership issued 388,185 Series GO II LP Units. During the year ended December 31, 2025, aggregate selling commissions were $52,025 and marketing and diligence allowances and other wholesale selling costs and expenses of $4,814 were paid in connection with the GO II Unit Offering. During the year ended December 31, 2024, the Operating Partnership issued 377,548 Series GO II LP Units. During the year ended December 31, 2024, aggregate selling commissions were $47,570 and marketing and diligence allowances and other wholesale selling costs and expenses of $9,168 were paid in connection with the GO II Unit Offering. As of December 31, 2025, the Operating Partnership had issued and sold 895,520 Series GO II LP Units and received gross aggregate proceeds of $6.7 million.

Series P Preferred Units

On December 24, 2024, the Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit to accredited investors only, pursuant to a confidential private placement memorandum. The Operating Partnership is offering these securities in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Rule 506(c) of Regulation D under the Securities Act relating to sales not involving any public offering. The securities are being offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, whose accredited investor status has been verified by us. Under Rule 506(c), general solicitation and advertisement of offerings is permitted, however, all purchasers in the offering must be accredited investors and the Operating Partnership must take reasonable steps to verify the accredited investor status of each purchaser, among other requirements. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued interest on the Fort Collins Loans and the Courtyard Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. As of December 31, 2025, the Operating Partnership has issued and sold 155 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $1.6 million as of the date of this filing.

Series A Preferred Units

On December 24, 2024, the Operating Partnership issued 4,067,409 Series A Preferred Units of the Operating Partnership to  Access Point Financial, LLC in exchange for all of the remaining $4.6 million of unpaid principal and interest on the Sheraton Northbrook Loan as of December 24, 2024, pursuant to the terms of a loan contribution agreement between the Operating Partnership and the lender. The Series A Preferred Units were issued in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were sold to an “accredited investor,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D.

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

Shares Repurchased

Pursuant to the terms of our Share Repurchase Plan, we will repurchase shares within 21 days following the end of a calendar quarter. During the year ended December 31, 2025, we repurchased no shares of our common stock. During the year ended December 31, 2025, there were unfulfilled repurchase requests of $2.9 million.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2025	—	$—	(1)
February 2025	—	$—	(1)
March 2025	—	$—	(1)
Total	—
April 2025	—	$—	(1)
May 2025	—	$—	(1)
June 2025	—	$—	(1)
Total	—
July 2025	—	$—	(1)
August 2025	—	$—	(1)
September 2025	—	$—	(1)
Total	—
October 2025	—	$—	(1)
November 2025	—	$—	(1)
December 2025	—	$—	(1)
Total	—
Year Ended December 31, 2025	—

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

The above table is on a cash basis, but we record our shares repurchased, as described below, on an accrual basis. During the years ended December 31, 2025 and 2024, we repurchased no shares of our common stock. Based on the repurchase limits described above, as of December 31, 2025 we had $370,138 available for eligible repurchases during 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A discussion regarding our financial condition and results of operations for year-end 2024 compared to year-end 2023 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on April 28, 2025 (“2024 Form 10-K”)

As used herein, the terms “we,” “our,” “us” and “the Company” refer to Lodging Fund REIT III, Inc., a Maryland corporation, Lodging Fund REIT III OP, LP, a Delaware limited partnership, which we refer to as the “Operating Partnership,” Lodging Fund REIT III TRS, Inc., a Delaware corporation, which we refer to as the “Master TRS” and their subsidiaries, except where the context otherwise requires. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto.

Overview

We were formed on April 9, 2018 as a Maryland corporation for the primary purpose of acquiring a diversified portfolio of hotel properties (the “Projects”) located primarily in America’s Heartland, which we define as the geographic area from North Dakota to Texas and the Appalachian Mountains to the Rocky Mountains. We have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2018. We conduct substantially all of our business and own substantially all real estate investments through the Operating Partnership. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to an advisory agreement, as amended, under which the Advisor performs advisory services regarding acquisition, financing and disposition of the Projects and origination of any loans, and is responsible for managing, operating and maintaining the Projects and day-to-day management of the Company. The Advisor may, in its sole discretion, perform these duties through one or more affiliates. Through February 2025, we have engaged National Hospitality Services (“NHS”) to manage nine of the Projects acquired as of that date; on February 10, 2025, the Company terminated the contract with NHS and entered into hotel management agreements with Hotel Equities Group, LLC, a third-party property management agency. We have engaged other third-party property management companies with the oversight and property management of the remaining properties within the portfolio. NHS is wholly-owned by Norman Leslie, a director and executive officer of the Company and a principal of the Advisor. The Advisor has no direct employees. The employees of the Sponsor, an affiliate of the Advisor, provide services to the Company related to the negotiations of property acquisitions and financing, asset management, accounting, legal, investor relations, and all other administrative services.

We have invested and continue to invest primarily in 80 to 200 room limited service, select-service, full-service and extended stay hotel properties with strong mid-market brands in America’s Heartland. As of December 31, 2025, we consolidated 14 hotel properties, consisting of 13 hotel properties owned by us and an equity and profits interest in the parent of the entity which holds the leasehold interest in one hotel property, with an aggregate of 1,745 rooms located in 8 states. See Part I, Item 1, “Business” of this Annual Report on Form 10-K for more details on our investment objectives and strategy.

We have raised capital through several private offerings conducted by the Company and the Operating Partnership described below.

We are currently conducting an offering (the “Offering”) of up to $150,000,000 in shares of our common stock under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced on June 1, 2018 and will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. As of December 31, 2025, the Company had issued and sold 10,303,567 shares of common stock, including 1,215,332 shares attributable to our DRIP, and received aggregate proceeds of $100.8 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, we received net offering proceeds of approximately $83.6 million. The net offering proceeds have been used principally to fund property acquisitions and pay distributions and debt service obligations. During the year ended December 31, 2025, we repurchased no shares of our common stock. No public market exists for the shares of our common stock, and none is expected to develop.

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the Operating Partnership, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in our sole discretion as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. As of December 31, 2025, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million. After deductions for payments of selling commissions, marketing and diligence allowances, other wholesale selling costs and expenses, and other offering expenses, we received net offering proceeds of approximately $19.4 million.

The Operating Partnership may issue Series T LP Units or Common LP Units from time to time to persons who contribute direct or indirect interests in real estate to the Operating Partnership. The Series T LP Units will have allocations and distributions that are dictated by the Partnership Agreement of the Operating Partnership and the applicable contribution agreement for the real estate. Certain Series T LP Units may have different allocations and distributions than other Series T LP Units. The amount of the allocations and distributions will be determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units and any future distributions are dependent on the financial performance of the contributed real estate. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon a Termination Event as described in the Partnership Agreement of the Operating Partnership. The conversion of Series T LP Units into Common LP Units may vary with each issuance and is generally based on a formula that applies an applicable capitalization rate to the then current trailing twelve months net operating income of the hotel property less the loan balance outstanding as of the contribution date as assumed by the Operating Partnership, and less other amounts incurred by the Operating Partnership including but not limited to certain closing costs, loan assumption fees and defeasance costs, Property Improvement Plan (“PIP”) and capital expenditures, operating cash infused by the Operating Partnership, and any shortfall of certain minimum cumulative investment yield. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance Series T LP Units. As of December 31, 2025, the Company had issued an aggregate of 5,073,506 Series T LP Units and 612,100 Common LP Units in connection with such property contributions.

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2025, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit, at the time of issuance, in connection with property contributions.

On April 7, 2023, the Operating Partnership commenced a private offering of the Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of the Company as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, our board of directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, our board of directors extended the term of the GO II Unit Offering to March 31, 2026. As of December 31, 2025, the Operating Partnership had issued and sold 895,520 Series GO II LP Units and received gross aggregate proceeds of $6.7 million.

On December 24, 2024, the Operating Partnership commenced a private offering for the purchase of up to $50,000,000 (which may be increased to $75,000,000 in the sole discretion of the Company) in Series P Preferred Units at a purchase price equal to $10,000 per Series P Preferred Unit. The first $1,250,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $1,250,000 of net proceeds from the sale of the Series P Preferred Units, the next $1,047,000 of net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to (i) pay accrued interest on the Fort Collins Loans and the Courtyard Aurora Loan through December 31, 2024 at or prior to the time of refinancing such loans or (ii) after the time of such refinancing, redeem outstanding Series A Preferred Units issued in exchange for the contribution of such loans. If the Operating Partnership receives more than $2,297,000 of net proceeds from the sale of the Series P Preferred Units, the next $7,550,000 of net proceeds received by the Operating Partnership from the sale of Series P Preferred Units shall be retained by the Operating Partnership. If the Operating Partnership receives more than $9,847,000 of net proceeds from the sale of the Series P Preferred Units, (A) until March 24, 2025, 50% of such additional net proceeds received by the Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 50% shall be retained by the Operating Partnership, and (B) from and after March 24, 2025, 75% of such additional net proceeds received by the

Operating Partnership from the sale of the Series P Preferred Units shall be used to redeem the Series A Preferred Units and the remaining 25% shall be retained by the Operating Partnership. As of December 31, 2025, the Operating Partnership has issued and sold 155 Series P Preferred Units, resulting in the receipt of gross offering proceeds of $1.6 million as of the date of this filing.

On December 24, 2024, the Operating Partnership entered into an amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership to establish the terms of a new limited partner unit designated as Series A Preferred Units. Concurrently, the Company entered a loan contribution agreement (the “Contribution Agreement”) to restructure four of its loans with Access Point Financial, LLC (the “Access Point Lender”) – 1) the mortgage loan secured by the Sheraton – Northbrook (“Sheraton Northbrook Loan”) with unpaid principal balance of approximately $4.0 million, 2) the loans secured by the Residence Inn - Fort Collins Loan (“Fort Collins Loans”) with collective unpaid principal balance of approximately $13.0 million, 3) the mortgage loan secured by the Courtyard by Marriott – Aurora (“Courtyard Aurora Loan”) with unpaid principal balance of approximately $14.9 million. With respect to the Sheraton Northbrook Loan, the Access Point Lender received 4,067,409 Series A Preferred Units in exchange for all of the remaining unpaid principal and interest on the Sheraton Northbrook Loan. With respect to the Fort Collins Loans and the Courtyard Aurora Loan, the Company is required to refinance each such loan within 90 days of the date of the Contribution Agreement, and to the extent there is remaining unpaid principal and interest on such loans after such refinancing, the Operating Partnership is required to enter into a contribution agreement with the Access Point Lender through which the Access Point Lender will receive Series A Preferred Units in exchange for all of such remaining unpaid principal and interest.

Significant 2025 Events

Sale of Charlotte Property and Pineville HGI Property

On May 14, 2025, we sold the Pineville HGI Property and Charlotte Property to an unaffiliated purchaser for $22,775,000 in cash, subject to customary prorations and adjustments. The mortgage loans secured by the Pineville HGI Property and Charlotte Property were repaid in full at closing from sale proceeds. All guaranties in connection with such loans and collateral with respect to such loans have been terminated or released, and all commitments with respect to such loans have been terminated or released.

Sale of Fargo Property

On December 17, 2025, we sold the Fargo Property to an unaffiliated purchaser for $10,500,000 in cash, subject to customary prorations and adjustments. The mortgage loan secured by the Fargo Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loan have been terminated or released. In connection with the sale, $500,000 of the proceeds was held back by the purchaser and subsequently converted into a promissory note with Arcade Fargo LLC bearing interest at 16.0% per annum, with monthly principal and interest payments maturing on January 1, 2027.

Sale of Prattville Property

On December 30, 2025, we sold the Prattville Property to an unaffiliated purchaser for $16,700,000 in cash, subject to customary prorations and adjustments. The mortgage loan secured by the Prattville Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loans have been terminated or released.

Conversion and Elimination of Series T LP Units

During the fourth quarter of 2025, all remaining conversion anniversary dates for the outstanding Series T LP Units elapsed. Upon application of the contractual conversion formula, the General Partner determined that none of the 5,073,506 outstanding Series T LP Units qualified for any value, and accordingly zero Common LP Units were issued upon conversion. The carrying amount of the Series T LP Unit noncontrolling interest of $45.5 million was reclassified to additional paid-in capital within stockholders' equity. This reclassification had no impact on total equity, net loss, or cash flows.

No Acquisitions

During the year ended December 31, 2025, we acquired no hotel properties.

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

Market Outlook

The U.S. hotel industry experienced a challenging 2025, with full-year occupancy and RevPAR declining year over year for the first time since 2020. According to CoStar, national occupancy fell 1.2% year over year to 62.3%, while RevPAR declined 0.3% to $100.02. ADR rose modestly at 0.9% to $160.54, but rate growth remained below the rate of inflation, putting additional pressure on operating margins.

Performance was uneven across hotel segments throughout the year. Luxury and upper-upscale properties outperformed, while select-service and economy hotels faced continued downward pressure on ADR and occupancy. This bifurcation reflects broader macroeconomic conditions, as economic uncertainty disproportionately impacted lower-income households and reduced discretionary travel spending. ADR growth in midscale and economy segments continued to lag inflation, squeezing profit margins even as operating costs rose.

Multiple headwinds contributed to the industry's underperformance in 2025. Rising operating expenses, including labor, insurance, and food and beverage costs, pressured margins throughout the year. Job market softening, policy uncertainty, and tariff-related costs weighed on consumer spending. The STR/Tourism Economics forecast was downgraded multiple times during the year, with the final November 2025 revision projecting full-year RevPAR to decline 0.4%, reflecting what STR President Amanda Hite characterized as an environment where "unemployment and prices continue to rise" and "ADR is growing well below the rate of inflation."

Reduced federal government travel activity and government workforce reductions created additional uncertainty for properties in markets with significant government-related demand, including certain of our Heartland markets. Declining international inbound visitation, particularly from Canada, further constrained demand.

The Company's portfolio was not immune to these trends. For the year ended December 31, 2025, total room revenue declined to $60.6 million from $69.5 million in 2024. While the sale of four hotel properties during the year contributed to this decrease, same-property performance also reflected the broader industry softness. Routine shareholder distributions have been suspended since September 2024, and the Company continues to evaluate distribution capacity in light of liquidity, cash flow, and strategic capital allocation priorities.

The outlook for 2026 remains cautious. The February 2026 STR/Tourism Economics forecast projects full-year RevPAR growth of just 0.6%, characterizing 2025's decline as the first non-recessionary RevPAR decline ever recorded in the U.S. hotel industry. Select-service and economy hotels are expected to continue facing flat to slightly negative RevPAR, while improvement is projected to be concentrated in upper-tier segments. The forecast noted that the same headwind pressures of broad economic uncertainty, geopolitical instability, government cutbacks, and rising domestic tensions persist into early 2026.

Evolving governmental policies may also adversely impact our financial condition and results of operations, specifically with the uncertainty surrounding tariffs and their potential material impact on operating costs and consumer travel behavior. Any increase in inflation could have an adverse impact on our expenses, which could increase at a rate higher than revenue. Additionally, elevated inflation could cause increases in variable interest rates, further impacting our debt service obligations. Continued improvement in our operating results will be dependent on moderating inflation and interest rates, stabilization of government policy, and sustained leisure travel demand across our Heartland markets.

Additionally, if in the future there is a pandemic, epidemic, or outbreak of another highly infectious or contagious disease or other health concern affecting states or regions in which we operate, we and our properties may be subject to similar risks and uncertainties as posed by COVID-19.

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

As of December 31, 2025, the Company has incurred recurring net losses, used cash in operating activities, and has several debt obligations that have matured or are approaching maturity for which extensions are being negotiated. In addition, the El Paso HI Property is subject to a receivership proceeding (see Note 14). Management has evaluated these conditions and believes that the Company's planned property dispositions pursuant to its exit strategy, combined with ongoing negotiations with lenders to extend or refinance near-term maturities and available proceeds from its securities offerings, provide sufficient liquidity to meet its obligations as they come due for at least the next twelve months from the date of issuance of these financial statements. However, there can be no assurance that the Company will be successful in completing planned dispositions or obtaining extensions or refinancings on acceptable terms.

We are dependent upon the net proceeds from our Offering and offerings of our Operating Partnership to conduct our proposed operations. The Offering will continue until the earlier of (i) the date when the maximum offering amount is sold, (ii) May 31, 2025, which may be extended by our board of directors in its sole discretion, or (iii) a decision by the Company to terminate the Offering. On March 24, 2025, our board of directors extended the term of the Offering to May 31, 2026. We had also used the net proceeds from the GO Unit Offering to conduct our operations. Our board of directors terminated the GO Unit Offering as of February 14, 2022. Our board of directors approved and ratified additional sales after February 14, 2022 in the GO Unit Offering for sales which were pending as of that date. We intend to obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our Offering, GO II Unit Offering and Series P Preferred Unit Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2025, we had raised approximately $100.8 million in gross offering proceeds from the sale of shares of our common stock in the Offering, approximately $21.5 million in gross offering proceeds from the sale of the Series GO LP Units in our GO Unit Offering, approximately $6.7 million in gross offering proceeds from the sale of the Series GO II LP Units in our GO II Unit Offering and approximately $1.6 million in gross offering proceeds from the sale of the Series P Preferred Units in our Series P Preferred Unit Offering. If we are unable to raise substantial funds in the Offering and the Operating Partnership offerings, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. There may be a delay between the sale of shares of our common stock and units and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders.

As of December 31, 2025, we consolidated fourteen hotel properties, consisting of thirteen hotel properties owned by us and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property. We acquired these investments with the proceeds from the sale of our common stock in the Offering, proceeds from the GO Unit Offering and debt financing and, for all but one of the properties acquired in 2022 and the equity and profits interest acquired in 2022, the issuance of Series T LP Units to the contributor as part of the consideration. Operating cash needs during the year ended December 31, 2025 were met through cash flow generated by these real estate investments and with proceeds from our Offering, the GO Unit Offering, the GO II Unit Offering, and the Series P Preferred Unit Offering.

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

We anticipate that our aggregate loan-to-value ratio will be between 35% and 65%, however, there can be no assurance that we will achieve this ratio. We target a loan-to-value ratio for the Projects of between 35% and 70%, based on the purchase price of the Projects, however, we may obtain financing that is less than or higher than such loan-to-value ratio for an individual Project at the discretion of the board of directors. Though this is our estimated leverage, our charter does not limit us from incurring debt in excess of this amount. As of December 31, 2025, our aggregate loan-to-value ratio, based on the aggregate purchase price of the Projects, was approximately 56%.

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

Our other hotel properties are managed by Vista Host Inc., Interstate Management Company, LLC (“Aimbridge”) and KAJ Hospitality Inc. These management companies earn a base management fee in an amount between 2.0% and 3.0% of gross revenue, plus monthly accounting fees and in some cases a monthly fee for customized accounting services, revenue management and digital marketing. They also may earn an incentive management fee if certain performance metrics are achieved. We also reimburse the management companies for certain costs of operating the hotel properties on our behalf. All reimbursements are paid to such management companies at cost.

One Rep, a related party, provides construction oversight, project management, and other related services to the Company. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company also reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost.

The franchise agreements for certain of our hotels require that we provide property improvement plans to cover, among other things, replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. As of December 31, 2025, we set aside $3.9 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $3.5 million on capital improvements at our operating hotels during the year ended December 31, 2025.

Debt

Mortgage Debt

At December 31, 2025 and December 31, 2024, our mortgage debt obligations consists of the following:

			Outstanding	Outstanding
			Balance as of	Balance as of
	Interest	Maturity	December 31,	December 31,
Hotel Property	Rate	Date	2025	2024
Holiday Inn Express - Cedar Rapids(1)	—	—	$—	$5,619,577
Hampton Inn - Eagan(7)	9.50%	10/1/2025	8,468,346	8,672,347
Home2 Suites - Prattville(2)	—	—	—	9,164,964
Home2 Suites - Lubbock	4.69%	10/6/2026	6,586,836	6,851,578
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,535,009	8,639,616
Homewood Suites - Southaven	7.77%	12/6/2029	17,796,388	18,000,000
Courtyard by Marriott - Aurora(3)(4)	9.95%	2/5/2025	14,935,816	14,935,816
Holiday Inn - El Paso(1)	—	—	—	7,600,000
Hilton Garden Inn - Houston	3.85%	9/2/2026	13,116,014	13,484,482
Hampton Inn - Fargo(5)	—	—	—	6,966,110
Courtyard by Marriott - El Paso	6.01%	5/13/2027	9,800,349	9,800,349
Fairfield Inn & Suites - Lakewood(1)	—	—	—	12,000,000
Fairfield Inn & Suites - Lakewood - A-1(1)(6)	14.50%	3/27/2026	4,896,801	4,896,801
Residence Inn - Fort Collins(7)(8)	10.25%	5/4/2025	11,200,000	11,200,000
Residence Inn - Fort Collins - CapEx(7)(9)	11.50%	5/4/2025	1,806,143	1,806,143
Residence Inn - Fort Collins - A-1(4)	7.00%	8/2/2028	501,465	501,465
Hilton Garden Inn - El Paso(7)	4.94%	8/6/2025	11,843,539	12,033,256
Holiday Inn Express - Wichita	6.41%	12/21/2027	5,485,172	5,589,430
Total Mortgage Debt			114,971,878	157,761,934
Premium on assumed debt, net			246,579	234,911
Deferred financing costs, net			(1,365,446)	(1,639,867)
Net Mortgage			$113,853,011	$156,356,978

(1)	Asset is listed as held for sale as of December 31, 2025.
(2)	Asset was sold on December 30, 2025 and the loan was repaid on the closing date.
(3)	Variable interest rate equal to 30-day SOFR plus 6.00%, provided that SOFR shall not be less than 1.00%. The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(4)	Loan is interest-only until maturity.
(5)	Asset was sold on December 17, 2025 and the loan was repaid on the closing date
(6)	This debt is held at the Operating Partnership
(7)	The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(8)	Variable interest rate equal to SOFR Index plus 6.25%.
(9)	Variable interest rate equal to SOFR Index plus 7.50%.

Lines of Credit & Corporate Loans

Line of Credit – Western State Bank

On February 10, 2020, we entered into a line of credit with Western State Bank (“Western Line of Credit”) with a $5.0 million credit limit and an interest rate equal to the U.S. Prime Rate, plus 0.50% (8.50 % as of December 31, 2025 and December 31, 2024). Throughout 2021 and 2022, the Company amended the Western Line of Credit whereby the maturity was extended to April 15, 2023 and established a rate floor of 4.00%. Further the Western Line of Credit is secured by the Company’s Hampton Inn hotel property in Eagan, Minnesota, the Company’s Holiday Inn Express hotel property in Cedar Rapids, Iowa, the Company’s Hampton Inn hotel property in Fargo, North Dakota and limited partnership units of the Operating Partnership.

During 2023, the Company amended the Western Line of Credit several times which added an additional 200,000 limited partnership units of the Operating Partnership as collateral for the loan, for a total of 300,000 limited partnership units, extended the maturity date of the Western Line of Credit to November 15, 2023, and reduced the maximum credit to $4.67 million and required the Operating Partnership to pay Western State Bank a principal curtailment of $0.3 million. On December 27, 2023, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from November 15, 2023 to April 30, 2024 and increased the interest rate to U.S. Prime Rate, plus 1.00%, with a rate floor of 8.25%. On May 10, 2024, the Operating Partnership, the Company, Corey Maple, LF3 Fargo Med, LLC, LF3 Eagan, LLC, and LF3 Cedar Rapids, LLC entered into a Change in Terms Agreement in connection with the Western Line of Credit, which extended the maturity date of the Western Line of Credit from April 30, 2024 to June 5, 2024. In addition, the Operating Partnership was required to make a principal payment in the amount of $250,000. The interest rate as of December 31, 2025 was 8.50%. The Company and Western State Bank are working to finalize an extension of the Western Line of Credit as of the date of this filing, however, there can be no assurance that an extension will be granted.

The Western Line of Credit includes cross-collateralization and cross-default provisions such that the existing mortgage loan agreements with respect to the Cedar Rapids Property, the Eagan Property, and the Fargo Property as well as future loan agreements that we may enter into with this lender, are cross-defaulted and cross-collateralized with each other. The Western Line of Credit, including all cross-collateralized debt, is guaranteed by Corey Maple. As of December 31, 2025 and, 2024, there was a $0.3 million and $4.2 million balance outstanding on the Western Line of Credit, respectively.

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

As of December 31, 2025 and 2024, there was $13.5 million and $14.3 million balance outstanding on the A-1 Line of Credit, respectively.

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

As of December 31, 2025 and 2024, there was a $600,000 balance outstanding on the NHS Loan.

Arcade Loan

On December 16, 2025, in connection with the sale of the Hampton Inn - Fargo property, the Operating Partnership entered into a promissory note with Arcade Fargo LLC in the principal amount of $500,000 (the "Arcade Loan"). The Arcade Loan bears interest at a fixed rate of 16.0% per annum, with monthly principal and interest payments of approximately $45,365 commencing February 1, 2026 and maturing on January 1, 2027. The Arcade Loan requires mandatory payments from net proceeds of any capital transaction with respect to the Company's remaining properties, and restricts distributions to the Company's equity holders until the note is repaid in full. The Arcade Loan is guaranteed by Lodging Fund REIT III TRS, Inc., Legendary Capital, LLC, Legendary Capital REIT III, LLC, Norman Leslie, and Corey Maple.

As of December 31, 2025, there was a $500,000 balance outstanding on the Arcade Loan.

Mortgage Debt

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

Northbrook, Fort Collins and Aurora Contribution Agreement

On December 24, 2024, the Company entered a loan contribution agreement (the “Contribution Agreement”) to restructure four of its loans with Access Point Financial, LLC (the “Access Point Lender”) – 1) the mortgage loan secured by the Sheraton – Northbrook (“Sheraton Northbrook Loan”) with unpaid principal balance of approximately $4.0 million, 2) the loans secured by the Residence Inn - Fort Collins Loan (“Fort Collins Loans”) with collective unpaid principal balance of approximately $13.0 million, 3) the mortgage loan secured by the Courtyard by Marriott – Aurora (“Courtyard Aurora Loan”) with unpaid principal balance of approximately $14.9 million. With respect to the Sheraton Northbrook Loan, the Access Point Lender received 4,067,409 Series A Preferred Units in exchange for all of the remaining unpaid principal and interest on the Sheraton Northbrook Loan. With respect to the Fort Collins Loans and the Courtyard Aurora Loan, the Company is required to refinance each such loan within 90 days of the date of the Contribution Agreement, and to the extent there is remaining unpaid principal and interest on such loans after such refinancing, the Operating Partnership is required to enter into a contribution agreement with the Access Point Lender through which the Access Point Lender will receive Series A Preferred Units in exchange for all of such remaining unpaid principal and interest

See “– Subsequent Events” below for a description of changes to mortgage debt occurring subsequent to December 31, 2025.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash:

	For the Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(3,702,826)	$(853,562)
Net cash provided by investing activities	43,478,753	4,375,111
Net cash used in financing activities	(37,947,966)	(6,104,036)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,827,961	$(2,582,487)

Cash Flows From Operating Activities

As of December 31, 2025, we owned thirteen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, and during the year ended December 31, 2025, net cash used in operating activities was $3.7 million. As of December 31, 2024, we owned seventeen hotel properties and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, and net cash used in operating activities was $0.9 million. Our cash flows used in operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses, certain acquisition-related expenses, property management fees, and other working capital changes. The increase in cash used in operating activities during 2025 was primarily attributable to reduced revenue from the sale of hotel properties during the year and increased amounts due to related parties, partially offset by lower property operating expenses associated with a smaller portfolio. See "– Results of Operations" below for further discussion of our operating results for the years ended December 31, 2025 and 2024.

Cash Flows From Investing Activities

Net cash provided by investing activities was $43.5 million for the year ended December 31, 2025, primarily driven by $47.0 million in aggregate proceeds from the sales of the Charlotte Property, Pineville HGI Property, Fargo Property, and Prattville Property, partially offset by approximately $3.5 million used for improvements and additions to hotel properties. Net cash provided by investing activities was $4.4 million for the year ended December 31, 2024, primarily driven by $8.9 million in proceeds from the sale of the Pineville Property offset by $4.5 million used for improvements and additions to hotel properties.

Cash Flows From Financing Activities

During the year ended December 31, 2025, net cash used in financing activities was $37.9 million and consisted primarily of the following:

●	$1.7 million of net cash provided by offering proceeds related to our Offering, including $2.9 million net cash related to the GO II Unit Offering and $1.1 million net cash related to the Series P Preferred Unit Offering, which was net of payments of commissions and other offering costs of $2.4 million
●	$39.6 million of net cash used in debt financing as a result of proceeds from debt financing of $5.5 million and $1.5 million in draws on our line of credit, offset by principal payments on debt financing of $39.3 million, $6.1 million in payments on our line of credit, $0.6 million in payments on finance lease liabilities and payments of financing costs of $0.5 million; and
●	Less than $0.1 million of net cash distributions.

During the year ended December 31, 2024, net cash used in financing activities was $6.1 million and consisted primarily of the following:

●	$0.7 million of net cash provided by offering proceeds related to our Offering, including $2.9 million net cash related to the GO II Unit Offering and $0.2 million net cash related to the Series P Preferred Unit Offering, which was net of payments of commissions and other offering costs of $2.4 million;
●	$3.3 million of net cash used in debt financing as a result of proceeds from debt financing of $45.9 million and $5.5 million in draws on our line of credit, offset by principal payments on debt financing of $47.7 million, $5.0 million in payments on our line of credit, $0.6 million in payments on finance lease liabilities and payments of financing costs of $1.5 million; and
●	$3.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.5 million.

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

Our results of operations for the years ended December 31, 2025 and December 31, 2024 are not indicative of those expected in future periods. As of December 31, 2025 and 2024, we consolidated fourteen and eighteen properties, respectively. During the year ended December 31, 2025, we sold four hotel properties (the Charlotte Property and Pineville

HGI Property in May 2025, the Fargo Property in December 2025, and the Prattville Property in December 2025), which impacts the comparability of our results between periods.

In evaluating financial condition and operating performance, we believe Revenue per Available Room ("RevPAR"), which we calculate by dividing total gross room revenue by the total number of available rooms for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for properties. We also believe occupancy and average daily rate ("ADR"), which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing occupied rooms by total rooms available, measures the utilization of a property's available capacity. ADR, which we calculate by dividing total gross room revenue by the total number of rooms rented for the period, measures average room price and is useful in assessing pricing levels.

Comparison of the year ended December 31, 2025 versus the year ended December 31, 2024

Revenue

Room revenues totaled $60.6 million and $69.5 million for the years ended December 31, 2025 and December 31, 2024, respectively. The $8.9 million decrease was primarily due to the sale of four hotel properties during 2025 and the sale of one hotel property during 2024, resulting in fewer properties contributing revenue for the full year. Other revenue, which consists primarily of hotel food and beverage revenues as well as revenues from other hotel services, was $3.9 million and $4.8 million for the years ended December 31, 2025 and December 31, 2024, respectively. Hotel occupancy, ADR, and RevPAR were 65.15%, $127.10, and $82.80, respectively, for the year ended December 31, 2025. Hotel occupancy, ADR, and RevPAR were 67.46%, $127.90, and $86.29, respectively, for the year ended December 31, 2024.

Property Operations Expenses

Property operations expenses were $32.7 million and $35.8 million for the years ended December 31, 2025 and December 31, 2024, respectively. The $3.1 million decrease was primarily due to fewer properties in the portfolio following the sale of four hotel properties during 2025. Property operations expenses consist primarily of hotel personnel costs, property taxes, insurance, repair and maintenance, and other costs of operating our hotel properties.

General and Administrative Expenses

General and administrative expenses were $10.5 million and $12.0 million for the years ended December 31, 2025 and December 31, 2024, respectively. The $1.5 million decrease was primarily attributable to reduced overhead costs associated with a smaller portfolio and ongoing cost management efforts. General and administrative expenses consist primarily of administrative personnel costs, rent, professional fees and the cost of office supplies and equipment.

Sales and Marketing Expenses

Sales and marketing expenses were $4.6 million and $4.9 million for the years ended December 31, 2025 and December 31, 2024, respectively. The decrease was primarily due to the reduction in properties in the portfolio following dispositions during 2025. Sales and marketing expenses consist primarily of sales and marketing personnel costs, hotel brand loyalty program costs, advertising and other marketing costs.

Franchise Fees

Franchise fees were $5.6 million and $6.5 million for the years ended December 31, 2025 and December 31, 2024, respectively. The $0.9 million decrease was primarily due to fewer properties in the portfolio. Franchise fees include the amortization of initial franchise fees, as well as monthly fees paid to franchisors for royalty, marketing, reservation fees and other related costs.

Management Fees

Management fees were $4.1 million and $5.1 million for the years ended December 31, 2025 and December 31, 2024, respectively. The $1.0 million decrease was primarily due to fewer properties in the portfolio. Management fees include asset management fees paid to the Advisor and management fees paid to property management service providers who manage the day-to-day operations of our hotel properties.

Acquisition Expenses

Acquisition expenses were $40,000 and $34,353 for the years ended December 31, 2025 and December 31, 2024, respectively. Acquisition expenses include acquisition-related and due diligence costs that relate to a property that was not ultimately acquired, as well as costs related to hotel property acquisition activities that are not attributable to specific property acquisitions, along with any acquisition costs associated with the acquisition of a VIE.

Depreciation and Amortization

Depreciation and amortization expense was $9.0 million and $10.4 million for the years ended December 31, 2025 and December 31, 2024, respectively. The $1.4 million decrease was primarily due to fewer depreciable assets in the portfolio following the sale of hotel properties during 2025.

Impairment Loss

Impairment loss was $10.1 million and $4.0 million for the years ended December 31, 2025 and December 31, 2024, respectively. The 2025 impairment loss was recorded in connection with the evaluation of hotel properties classified as held for sale and other properties for which indicators of impairment were identified. The 2024 impairment loss was recorded in connection with the evaluation of the Pineville HGI Property and Charlotte Property, both of which were concluded to be held for sale as of December 31, 2024.

Gain (Loss) From Sale of Hotel Property

Gain from sale of hotel property was $0.6 million for the year ended December 31, 2025, resulting from the aggregate net gains on the sales of the Charlotte Property, Pineville HGI Property, Fargo Property, and Prattville Property. Loss from sale of hotel property was $4.6 million for the year ended December 31, 2024, resulting from the sale of the Pineville Property in July 2024.

Other Expense, net

Other expense, net was $3.4 million for each of the years ended December 31, 2025 and December 31, 2024. The 2025 amount includes costs related to the write-off of disposed fixed assets and other non-recurring charges. The 2024 amount was primarily due to writing off uncompleted projects.

Interest Expense

Interest expense was $19.6 million and $17.5 million for the years ended December 31, 2025 and December 31, 2024, respectively. The $2.1 million increase in interest expense was primarily due to the continued impact of elevated interest rates on variable rate debt and the issuance of Series A Preferred Units in lieu of cash interest, partially offset by the reduction in outstanding mortgage debt from property dispositions during 2025.

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

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general and our expected use of the underlying hotel properties. The assumptions and estimates related to the future cash flows and the capitalization rates are complex and subjective in nature. Changes in economic and operating conditions that occur subsequent to a current impairment analysis and our ultimate use of the hotel property could impact the assumptions and result in future impairment losses to the hotel properties. We recorded a $10.1 million impairment charge for the year ended December 31, 2025 and a $4.0 million impairment charges for the year ended December 31, 2024.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Mortgage Loan Modifications

El Paso Airport Loan Modification

In January 2026, the Company entered into a Loan Modification Agreement with PCF IV NP El Paso, LLC, the successor lender to Western Alliance Bank, with respect to the mortgage loan secured by the Courtyard by Marriott - El Paso Airport (the "El Paso Airport Loan"). The loan had been assigned to the new lender in March 2025. Under the modification, the interest rate was amended to SOFR plus 4.50% (with a SOFR floor of 4.00%), monthly payments were converted to interest-only, and the financial covenants were waived. The Company incurred a modification fee and an exit fee, each of approximately $98,000. The Company is also required to fund an interest reserve equal to three months of debt service from excess property cash flow and is subject to Fund Liquidity Event provisions that require application of net proceeds from any disposition of Fund Assets toward the loan obligations. Failure to satisfy Fund Liquidity Event payment obligations constitutes full recourse to the Guarantor under the guaranty agreement.

El Paso Receivership

On January 19, 2026, the District Court of El Paso County, Texas entered an Agreed Order Appointing Receiver in connection with the lawsuit filed by EPH Development Fund LLC against LF3 El Paso, LLC and LF3 El Paso TRS, LLC relating to the Holiday Inn - El Paso property. A receiver was appointed over the specific assets of the Borrower, including the hotel property located at 900 Sunland Park Drive, El Paso, Texas. Under the order, the Borrower was directed to deliver possession of the property, all cash collateral, accounts, records, contracts, and other assets to the Receiver, and is prohibited from collecting rents or proceeds or taking any actions that would adversely impact the value of the property.

As of December 31, 2025, the Holiday Inn - El Paso property was classified as held for sale on the Company's consolidated balance sheet. The Company is evaluating the impact of the receivership on the carrying value and disposition of the property.

Lubbock Expo Forbearance Agreement

On February 5, 2026, the Company entered into a Limited Forbearance Agreement (the "Lubbock Expo Forbearance Agreement") with K-Star Asset Management LLC, as Special Servicer and attorney-in-fact for Wells Fargo Bank, National Association, as Trustee, with respect to the mortgage loan secured by the Fairfield Inn & Suites - Lubbock (the "Lubbock Fairfield Loan"). The Lubbock Fairfield Loan had been transferred to special servicing in October 2025 following the Borrowers' failure to timely remit monthly debt service payments beginning in August 2025, among other noticed defaults. Under the Lubbock Expo Forbearance Agreement, the Lender has agreed to forbear from exercising certain remedies through the earlier of (a) March 31, 2026 if a final purchase and sale agreement is not executed by February 28, 2026, (b) April 30, 2026 if such agreement is executed by February 28, 2026, or (c) the occurrence of an incurable Forbearance Termination Event. As a condition of the Lubbock Expo Forbearance Agreement, the Borrowers paid a forbearance fee of approximately $85,000, outstanding special servicing fees, legal fees, and resumed monthly debt service payments at the default interest rate of 5.00%.

On April 1, 2026, the Company entered into a First Amended Limited Forbearance Agreement (the "Lubbock Expo Amended Forbearance Agreement") with K-Star Asset Management LLC, as Special Servicer, with respect to the Lubbock Fairfield Loan. The Borrowers did not execute a final purchase and sale agreement by the February 28, 2026 deadline under the original Lubbock Expo Forbearance Agreement, which triggered an incurable Forbearance Termination Event as of March 31, 2026. Under the Lubbock Expo Amended Forbearance Agreement, the Lender has agreed to forbear from exercising remedies through the earlier of (a) June 30, 2026, (b) the occurrence of an incurable Forbearance Termination Event, or (c) the closing of a sale of the property satisfying the loan obligations in full. The Borrowers continue to remit monthly debt service payments at the default interest rate, and are required to pay an additional monthly forbearance fee of $15,000 during the forbearance period, provide bi-weekly liquidation status updates, and comply with cash management and operational reporting requirements. Special servicing fees continue to accrue.

New Northbrook Loan

On February 13, 2026, the Company, through its indirect wholly-owned subsidiaries LF3 Northbrook, LLC and LF3 Northbrook TRS, LLC (collectively, the "Northbrook Borrowers"), entered into a Business Loan Agreement and related promissory note with Town Center Bank (the "Northbrook Loan") in the principal amount of $2,250,000. The Northbrook Loan bears interest at a fixed rate of 6.75% per annum and matures on February 15, 2031, at which time the remaining principal balance will be due as a balloon payment. The loan is secured by the Sheraton Chicago Northbrook Hotel and related collateral, and is guaranteed by Norman H. Leslie pursuant to an unlimited personal guaranty. The Northbrook Borrowers are subject to customary affirmative and negative covenants, including a minimum 1.20x debt service coverage ratio and ongoing financial reporting requirements.

Sale of Lakewood Property

On March 19, 2026, the Company sold the Lakewood Property to an unaffiliated purchaser for $12,400,000 in cash. The mortgage loan secured by the Lakewood Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loan have been terminated or released.

Status of the Offering

As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,304,567 shares of common stock, including 1,215,332 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.8 million.

GO II Unit Offering

On March 31, 2026, the GO II Unit Offering terminated in accordance with its terms. The Operating Partnership has issued and sold 901,827 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $6.8 million as of the date of termination.

Engagement of Financial Advisor

On April 24, 2026, the Company announced that a Special Committee of its Board of Directors, comprised solely of independent directors, engaged Piper Sandler & Co. as financial advisor to assist in the exploration and evaluation of potential strategic alternatives available to the Company. Faegre Drinker Biddle & Reath LLP is serving as legal counsel to the Special Committee. No timetable has been established, and there can be no assurance that the process will result in any particular transaction or strategic outcome.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act of 1934 Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, December 31, 2025, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Assessment of Internal Control Over Financial Reporting

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on its assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was effective based upon those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company, as a non-accelerated filer, to provide only management's report in this Annual Report on Form 10-K.

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

(b) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information about our executive officers and directors as of May 15, 2026.

Name and Address(1)	Position(s)	Age	Year First Became a Director	Class
Corey R. Maple	Chairman of the Board and Director	60	2018	Class I
Norman H. Leslie	President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer, and Director	59	2018	Class II
Samuel C. Montgomery	Chief Financial Officer and Director	44	2025	Class III
Perry M. Rynders	Independent Director	68	2019	Class II
Jeffrey T. Leighton	Independent Director	56	2018	Class III

(1)	The address of each named executive officer and director is 1635 43rd Street South, Suite 205, Fargo, North Dakota 58103.

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

On August 28, 2023, Mr. Maple, the Advisor and an affiliated manager of another REIT sponsored by our Sponsor, Legacy Hospitality II, LLC (“Legacy”), agreed to an administrative cease-and-desist order filed by the Securities and Exchange Commission (the “SEC”) relating to matters previously discussed in our prior public filings. A copy of the order can also be found on the SEC’s website at https://www.sec.gov/files/litigation/admin/2023/33-11227.pdf. The SEC’s order states that Mr. Maple, the Advisor and Legacy violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, through the improper reimbursement of and financial accounting for certain expenses incurred by the Advisor and Legacy as well as the adequacy of disclosures to investors related to those policies and practices. As part of the settlement, the Advisor paid disgorgement of $463,900, prejudgment interest of $85,431.50 and a civil monetary penalty of $225,000, Legacy agreed to disgorgement of $2,283,000, prejudgment interest of $4,359,012.67 and a civil monetary penalty of $1,150,000, and Mr. Maple paid a civil monetary penalty of $100,000. The Advisor, Legacy and Mr. Maple did not admit or deny the findings contained in the order, except that solely for purposes of exceptions to discharge set forth in Section 523 of the Bankruptcy Code, the findings in the order are true and admitted by Mr. Maple.

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

Samuel C. Montgomery

Samuel C. Montgomery serves as Chief Financial Officer of the Company, a position he has held since October 2020, and director, a position he has held since September 2025. Mr. Montgomery also serves as Chief Operating Officer of our Sponsor, a position he has held since December 2016. Mr. Montgomery oversees every aspect of Legendary Capital’s operations. He is a certified public accountant in North Dakota, Florida and Tennessee and has more than a decade of experience serving asset managers in the REIT and private equity sectors. He spent the first six years of his career with Ernst & Young LLP, primarily with its Chicago, Illinois, financial services group. In this role, he served as a business advisor to several of the country’s largest REITs on tax consulting, mergers and acquisitions and public offerings. He also contributed to the growth of the company’s financial services practice with a rotation in Bangalore, India, to help develop Ernst & Young’s outsourced tax compliance functions for financial services clients. In 2011, Montgomery transferred to PricewaterhouseCoopers LLP, where he spent five years serving financial services clients primarily from the Tampa, Florida, office. As one of two individuals tasked with developing a financial services practice in western and central Florida, he helped broaden the footprint to cover the entire state. Upon relocating to Fargo, North Dakota in June 2016, Mr. Montgomery joined Eide Bailly LLP’s tax practice serving a variety of real estate clients. He holds a Bachelor’s degree in Business Administration-Accounting from the University of Miami and a Master’s degree in Taxation from Nova Southeastern University.

Perry M. Rynders

Perry M. Rynders is one of our independent directors and is the Chairman of the Audit Committee of our board of directors, positions he has held since April 2019. Mr. Rynders is also the Chairman of the Audit Committee of Lodging Opportunity Fund REIT, an affiliate of the Company. Mr. Rynders was the Chief Executive Officer and member of the Board of Governors of A'viands, LLC, a food services management company, from 2005 through September of 2014. In August of 2011, A'viands was sold to TrustHouse Services Group, LLC. In April of 2013, TrustHouse Services Group, LLC was sold to Elior, a publicly traded company out of France. Mr. Rynders continued as a consultant to A'viands, LLC through March of 2018. Mr. Rynders is a 50% owner, CEO and Chairman of the Board of Governors of Best Development Company, LLC. Best Development Company, LLC's primary asset is approximately 80 acres of land in Dakota County,

MN which is currently farmed. Mr. Rynders is a 50% owner, CEO and Chairman of the Board of Governors of Best Holding Company, LLC. Best Holding Company, LLC's primary asset is a 30,000 square foot office building in Roseville, MN. Mr. Rynders is a 50% owner, CEO and Chairman of the Board of Governors of Best Investment Company II, LLC. Best Investment Company II, LLC's primary asset is an investment in Tamarack Aerospace Group, Inc. Mr. Rynders is also an investor in Lodging Opportunity Fund REIT, an affiliate of the Company. Mr. Rynders is a Certified Public Accountant (Inactive). We believe that Mr. Rynders’ experience as Chairman of the Audit Committee of Lodging Opportunity Fund REIT and other business experience make him well qualified to serve as a member of our board of directors and the Chairman of our Audit Committee.

Jeffrey T. Leighton

Jeffrey T. Leighton is one of our independent directors, a position he has held since August 2018. Jeffrey T. Leighton currently is Vice President and a board member of Leighton Broadcasting, a second-generation radio broadcast company. Mr. Leighton has spent most of his life in Central Minnesota. Beginning in 1992 he worked as a financial advisor for American Express and attained a Series 7, 63 and 65 license for investments. In 1996, Mr. Leighton joined Leighton Broadcasting as Sales Manager for their Detroit Lakes, Minnesota market and in 2003, he was promoted to Market Manager for this same market. Mr. Leighton has led the Company in its completion of two acquisitions within this market since 2010. Mr. Leighton served on the Essentia Health Foundation and was a driving force in its creation of the Business Relations committee. Mr. Leighton has also served in various positions with the Detroit Lakes Chamber of Commerce, Rotary and Health Resource Center. He holds a Bachelor of Arts degree in Finance and Marketing from The University of St. Thomas in St. Paul, Minnesota. We believe that Mr. Leighton’s finance and acquisitions experience makes him well qualified to serve as a member of our board of directors.

Board Composition

We currently have five seats on our board of directors. Pursuant to our charter, our board of directors is currently divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. We did not hold an annual meeting of stockholders in 2023, 2024 or 2025 and, as of the date of filing, we did not hold an annual meeting of stockholders in 2026. As a result, all of our directors are continuing to serve because their successors have not yet been elected. We anticipate that we will hold an annual meeting during 2026 to elect directors. The board of directors is divided into three classes as follows:

●	Class I directors. The sole Class I director is Corey R. Maple, whose term expires at the annual meeting of stockholders to be held in 2026 or until his successor is elected and qualified;
●	Class II directors. The Class II directors are Norman H. Leslie and Perry M. Rynders. The Class II directors’ terms were scheduled to expire at the annual meeting of stockholders in 2023, but since neither that meeting nor the annual meeting of stockholders in 2024 or 2025 was held, the Class II directors’ terms will expire at the annual meeting of stockholders to be held in 2026 or until their successors are elected and qualified; and
●	Class III directors. The Class III directors are Samuel C. Montgomery and Jeffrey T. Leighton. Mr. Montgomery was appointed to the board of directors in September 2025 to fill the vacancy created by the resignation of David G. Ekman. The Class III directors' terms were scheduled to expire at the annual meeting of stockholders in 2024, but since neither that meeting nor the annual meeting of stockholders in 2025 was held, the Class III directors' terms will expire at the annual meeting of stockholders to be held in 2026 or until their successors are elected and qualified.

Each director will hold office until his or her successor is duly elected and qualified at the next annual meeting of stockholders. Due to the fact that no annual meetings of stockholders were held in 2023, 2024, or 2025, the staggered expiration schedule has effectively converged and all directors' terms will expire at the next annual meeting of stockholders, which the Company anticipates holding during 2026. Following that meeting, the board intends to re-establish staggered three-year terms for each class. There is no limit on the number of times a director may be elected to office.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics, which includes insider trading policies and procedures and which applies to all of our officers and directors. The Code of Conduct and Ethics is reasonably designed to promote compliance with applicable insider trading laws, rules, and regulations, and the Company's insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company's securities by its directors, officers, and employees. The full text of our Code of Conduct and Ethics is posted on our website at https://legendarycap.com/sec-info/ and is filed as an exhibit to this Annual Report on Form 10-K. If any substantive amendments are made to the Code of Conduct and Ethics or any waiver is granted, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding such amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website, at the address and location specified above.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers, directors and persons who beneficially own any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of reports or written representations from such persons, we believe that our executive officers and directors have complied in a timely manner with all applicable Section 16(a) filing requirements for the year ended December 31, 2025 to the date of this filing.

Item 11. Executive Compensation.

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, the Advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. Samuel C. Montgomery, our Chief Financial Officer, is an employee of an affiliate of the Advisor and we reimburse the affiliate, at cost, for an allocated portion of his compensation to the extent he provides services to us. See Item 13 of this Annual Report on Form 10-K for the year ended December 31, 2025, “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the fees and expense reimbursements paid to the Advisor and its affiliates. The Conflicts Committee will discharge the board of directors’ responsibilities relating to the compensation of our executives to the extent applicable.

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

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2025.

	Fees Earned or Paid in		All Other
Name	Cash in 2025(1)	Stock Awards(2)	Compensation(4)	Total
Corey R. Maple(3)	$—	$—	$—	$—
Norman H. Leslie(3)	—	—	—	—
David G. Ekman(5)	—	—	—	—
Jeffrey T. Leighton	12,000	21,140	—	33,140
Perry M. Rynders	17,000	21,140	—	38,140

(1)	Fees Earned in 2025 or Paid in Cash include meeting fees earned in: (i) 2024 but paid or reimbursed in the first quarter of 2025 as follows: $0; and (ii) 2025 and to be paid in 2026 as follows: $29,000.
(2)	Beginning in the first quarter of 2022, each independent member of the Board of Directors received 500 shares of our common stock every quarter, valued at fair value at the date of issuance. The fair value of the stock for all four quarters of 2025 was $10.57 per share as determined in accordance with FASB ASC Topic 718.
(3)	Directors who are also our executive officers do not receive compensation for services rendered as a director.
(4)	Represents dividends paid on stock awards. Messrs. Leighton and Rynders reinvested dividends pursuant to our dividend reinvestment plan.
(5)	Mr. Ekman resigned from the board of directors as of September 9, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of May 15, 2026, the amount of our common stock beneficially owned (unless otherwise indicated) by any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, and the amount of our common stock and Operating Partnership units beneficially owned (unless otherwise indicated) by (1) our directors, (2) our executive officers, and (3) all of our directors and executive officers as a group.

	Common Stock Beneficially Owned(2)			Common Stock, Series GO LP Units and Series GO II LP Units Beneficially Owned(2)				Series B Units Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number of Shares		Percent(3)	Number of Shares and Units		Percent(4)	Percent(3)	Number of Units		Percent(5)
Ownership in Excess of 5% of Outstanding Common Stock
N/A
Directors and Executive Officers
Corey R. Maple	57,318.6		*	116,761.9	(6)	*	1.17%	1,000.0	(9)	100%
Norman H. Leslie	57,318.6		*	101,400.9	(7)	*	1.01%	1,000.0	(9)	100%
Samuel C. Montgomery	—		—	6,781.9	(8)	*	*	—		—
Jeffrey T. Leighton	20,785.6		*	20,785.6		*	*	—		—
Perry M. Rynders	8,867.3	(10)	*	8,867.3		*	*	—		—
All directors and executive officers as a group	144,290.1		1.44%	254,597.6		1.81%	2.54%	1,000.0		100%

* Less than 1% of the outstanding shares of common stock

(1)	The address of each named beneficial owner is 1635 43rd Street South, Suite 205, Fargo, North Dakota 58103.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote, or to direct the voting of, such security, or "investment power," which includes the right to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the shares or units is pledged as security.
(3)	Based on a total of 10,017,042 shares of common stock issued and outstanding as of May 15, 2026.
(4)	Based on a total of 10,017,042 shares of common stock, 3,124,503 Series GO LP Units, and 901,827 Series GO II LP Units issued and outstanding as of May 15, 2026.
(5)	Based on a total of 1,000.0 Series B partnership units of the Operating Partnership issued and outstanding as of May 15, 2026.
(6)	Includes 15,361 Series GO LP Units and 44,082.3 Series GO II LP Units
(7)	Includes 44,082.3 Series GO II LP Units
(8)	Includes 6,781.9 Series GO II LP Units
(9)	Includes 1,000.0 Series B partnership units of the Operating Partnership owned by Legendary Capital REIT III, LLC, which is owned and controlled by Messrs. Maple and Leslie.
(10)	Mr. Rynders owns all shares through the Rynders Family Trust, with respect to which he shares voting and investment power with Leah K. Rynders, Trustee.

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

We pay the Advisor a one-time acquisition fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of each hotel property acquisition, and a financing fee of up to 1.4% of the hotel purchase price including funds allocated for any PIP at the time of closing the initial financing and a refinancing fee of up to 0.75% of the principal amount of any refinancing at the time of closing the refinancing. We also pay an annual asset management fee of up to 0.75% of the gross assets of the Company, which is payable on a monthly basis. We also pay a disposition fee equal to between 0.0% and 4.0% of the hotel sales price, payable at the closing of the disposition, which disposition fee in connection with a sale of all or substantially all of the Company’s assets, merger or similar transaction, shall be equal to between 0.0% and 4.0% of the gross consideration received (grossed up for liabilities of the Company), with the percentage dependent on the total return per share and timing of such transaction, payable at the closing of such sale, merger or transaction. We may also pay real estate commissions of up to 3.0% of the hotel purchase price in connection with the sale of a hotel property in which the Advisor or its affiliates provided substantial services, but in no event greater than one half of the total commissions paid with respect to such property if a commission is paid to a third party as well as the Advisor, and in no event will total commissions exceed 5.0% of the hotel sales price. Certain affiliates of the Advisor may receive an annual guarantee fee equal to 1.0% of the guaranty, paid on a monthly basis, for debt obligations of the hotel properties personally guaranteed by such affiliates. The Advisor may also receive an annual subordinated performance fee equal to 20% of the distributions after the common stockholders and Operating Partnership limited partners (other than the Series B LP Unit holders) have received a 6% cumulative, but not compounded, return per annum.

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

Fees and reimbursements earned and payable to the Advisor and its affiliates for the years ended December 31, 2025 and 2024, were as follows:

	Incurred
	For the Years Ended December 31,
	2025	2024
Fees:
Financing fees	$645,614	$90,000
Asset management fees	2,232,285	2,451,957
	$2,877,899	$2,541,957

Reimbursements:
Offering costs	$1,530,562	$1,901,538
General and administrative	3,167,907	3,631,895
Sales and marketing	62,687	57,574
Acquisition costs	40,146	185,115
Other	992,614	113,982
	$5,793,916	$5,890,104

For the years ended December 31, 2025 and 2024, the Operating Partnership recognized distributions payable to the Advisor in the amounts of $0 and $118,232, respectively, in connection with the Advisor’s ownership of Series B LP Units.

Samuel C. Montgomery, the Company’s Chief Financial Officer, is an employee of the Sponsor, and the Company reimburses the Sponsor, at cost, for an allocated portion of his compensation to the extent he provides services to the Company. For the years ended December 31, 2025 and 2024, the total amount of executive compensation expenses reimbursed by the Company for Samuel C. Montgomery was $0.1 million and $0.1 million, respectively. For the years ended December 31, 2025 and 2024, the Company paid Corey Maple and Norman Leslie distributions in the amount of $0 in connection with their ownership of 57,319 shares and $16,240 in connection with their ownership of 57,319 shares, respectively, each, of the Company’s common stock. Additionally, for the years ended December 31, 2025 and 2024, the

Company paid Corey Maple distributions in amount of $0 and $4,532, respectively, in connection with his ownership of 15,361 Series GO LP Units.

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

In February 2025, we terminated all property management agreements with NHS and entered into new property management agreements for those hotels with Hotel Equities Group, LLC a third party (See Note 8 “Related Party Transactions” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K).

Loan Agreement

We have a $600,000 loan (the “NHS Loan”) with NHS (see Note 6 “Debt” of the notes to the consolidated financial statements included as part of this Annual Report on Form 10-K). The NHS Loan requires interest only payments, with all outstanding principal and interest amounts being due and payable at maturity. The NHS Loan has a fixed interest rate of 7.0% and a maturity date on September 30, 2025. We are working with NHS to extend this loan as of the date of this filing.

Fees and reimbursements earned and payable to, NHS for the years ended December 31, 2025 and 2024, were as follows:

	Incurred		Payable as of
	For the Years Ended December 31,		December 31,
	2025	2024	2025	2024
Fees:
Management fees	$—	$761,201	$103,070	$321,408
Administrative fees	—	80,118	5,615	31,950
Accounting fees	—	100,992	9,600	47,616
	$—	$942,311	$118,285	$400,974

Reimbursements	$(260,177)	$672,472	$(19,140)	$421,333

Our Relationship with One Rep Construction, LLC (“One Rep”). One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2025 and 2024 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the years ended December 31, 2025 and 2024, the Company incurred $78,352 and $8,278 of construction management fees and reimbursements payable to One Rep, respectively. As of December 31, 2025 and 2024, the amounts outstanding and due to One Rep were $3,690 and $44,474 respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

Our Relationship with Legendary A-1 Bonds, LLC (“A-1 Bonds”). A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. As of December 31, 2025 and 2024, the Company has an outstanding balance on its line of credit (the “A-1 Revolving Line of Credit”) amounting to $13.5 million and $14.3 million, respectively (see Note 6). As of December 31, 2025, the A-1 Revolving Line of Credit was a $20.0 million line of credit with a fixed interest rate of 17.50% and a maturity of December 31, 2027.

Loan Guarantees. The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of December 31, 2025, Corey Maple is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of 50% of the loan secured by the Wichita Property, is a guarantor of the new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Maple is also a guarantor of the loan secured by the El Paso University Property, which had an original principal loan amount of $14.4 million. Mr. Maple was a guarantor of the Company’s loan secured by the Company’s hotel property in Fargo, North Dakota, which had an original loan amount of $7.4 million. That loan was repaid in full and the guaranty terminated on December 17, 2025. As of December 31, 2025, Norman Leslie is a guarantor of the Company’s new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million, and is a guarantor under the Company’s new loan secured by the Lakewood Property, which had an original loan amount of $12.0 million. Mr. Leslie was a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. That loan was repaid in full and the guaranty terminated on July 23, 2024. Mr. Leslie was also a guarantor of the Company’s loan secured by the Prattville Property, which had an original loan amount of $11.0 million. That loan was repaid in full and the guaranty terminated on December 30, 2025. For the years ended December 31, 2025 and 2024, the Company accrued guarantee fees in the amount of $0.1 million and $0.1 million respectively to each Mr. Maple and Mr. Leslie. In addition, during the second quarter of 2025, the Company recorded approximately $0.9 million of previously unrecorded guarantee fees relating to certain loans for the periods from October 1, 2021 through December 31, 2024. The Company evaluated this matter under SEC Staff Accounting Bulletins No. 99 and No. 108 and concluded that the omission of these fees was not material to any prior annual or interim period, nor to the current period. Accordingly, the cumulative amount was recorded as an out-of-period adjustment during the second quarter of 2025 and did not result in a restatement of previously issued financial statements. The guarantee fees are presented within Other Expense in the accompanying consolidated statements of operations. The total amount accrued of $2.9 million remained unpaid at December 31, 2025 and is included in Due to Related Party on the accompanying consolidated balance sheet.

As of December 31, 2025 and 2024, the Company had amounts due and payable to the Advisor and its affiliates of $21.6 million and $12.7 million respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

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

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

On May 1, 2025, based on the approval of our Audit Committee, we dismissed Marcum LLP ("Marcum") as the Company's independent registered public accounting firm, effective immediately. The reports issued by Marcum on the Company's financial statements for the fiscal years ended December 31, 2024 and 2023 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. On May 1, 2025, based on the approval of our Audit Committee, the Company engaged RJI International CPAs ("RJI") as the Company's new independent registered public accounting firm. RJI has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025. See the Company's Current Report on Form 8-K filed with the SEC on May 7, 2025 for additional information regarding the change in the Company's independent registered public accounting firm.

The Audit Committee reviewed the audit and non-audit services performed by RJI and Marcum, as well as the fees charged for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the auditor's independence.

Pre-Approval Policies

In order to ensure that the provision of such services does not impair the independent registered public accounting firm's independence, the Audit Committee charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for us by our independent registered public accounting firm, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The Audit Committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent registered public accounting firm, provided any such approval is presented to and approved by the full Audit Committee at its next scheduled meeting.

For the years ended December 31, 2025 and 2024, all services rendered by RJI and Marcum were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

Fees Paid to Independent Registered Public Accounting Firm

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements for the years ended December 31, 2025 and 2024, by RJI are set forth in the table below.

	2025	2024
Fees:
Audit fees	$400,000	$—
Audit-related fees	20,563	—
Total	$420,563	$—

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements for the years ended December 31, 2025 and 2024, by Marcum are set forth in the table below.

	2025	2024
Fees:
Audit fees	$35,000	$605,000
Audit-related fees	2,450	18,150
Tax fees	127,630	100,000
Total	$165,080	$723,150

For purposes of the preceding table, Marcum’s professional fees are classified as follows:

●	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Marcum in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

●	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, subscription to an online accounting research tool and internal control reviews and consultation concerning financial accounting and reporting standards.

●	Tax fees – These are fees for all professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the U.S. Internal Revenue Service (the “IRS”) and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

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

10.2	Form of Management Agreement with Hotel Equities Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed April 28, 2025)

10.3	Form of TRS Lease Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

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

10.286

Promissory Note entered into by Borrower in favor of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.287

Pledge and Security Agreement entered into by the Operating Partnership in favor of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.288

Pledge and Security Agreement entered into by Lodging Fund REIT III TRS, Inc. in favor of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.289

Guaranty of Payment Norman H. Leslie for the benefit of Bluebird Credit EM LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.290

Loan Agreement between the Operating Partnership and Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.291

Promissory Note entered into by the Operating Partnership in favor of Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.292

Pledge and Security Agreement entered into by the Company in favor of the Legendary A-1 Bonds, LLC, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed April 2, 2024)

10.293

Second Loan Modification Agreement between LF3 El Paso, LLC, LF3 El Paso TRS LLC, the Operating Partnership, Corey Maple and EPH Development Fund LLC, dated as of May 15, 2024 relating to the El Paso HI Property (incorporated by reference to Exhibit 10.293 to the Company’s Annual Report on Form 10-K filed December 17, 2024)

10.295

Change in Terms Agreement for Revolving Line of Credit with Western State Bank, dated as of May 10, 2024 (incorporated by reference to Exhibit 10.295 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed April 15, 2025)

10.296

Change in Terms Agreement for Loan Agreement with NHS LLC dba National Hospitality Services, dated as of August 21, 2024 (incorporated by reference to Exhibit 10.296 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed April 15, 2025

10.297

Fifth Amendment to the Revolving Line of Credit Loan Agreement between the Operating Partnership and Legendary A-1 Bonds, LLC, dated as of December 20, 2024 (incorporated by reference to Exhibit 10.297 to the Company’s Annual Report on Form 10-K filed April 28, 2025)

10.298

Loan Contribution Agreement by and between Access Point Financial, LLC, Lodging Fund REIT III OP, LP, Legendary Capital REIT III, LLC and Legendary Capital, LLC, dated as of December 24, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 3, 2025)

10.299

Change in Terms Agreement with Western State Bank, dated February 26, 2025, relating to the loan dated March 5, 2019 related to the Cedar Rapids Property (incorporated by reference to Exhibit 10.299 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed June 2, 2025)

10.300

Change in Terms Agreement with Western State Bank, dated February 26, 2025, relating to the loan dated June 19, 2019 related to the Eagan Property (incorporated by reference to Exhibit 10.300 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed June 2, 2025)

10.301	Forbearance Agreement with Choice Financial Group dated March 27, 2025 related to the loans related to the Houston Property and Wichita Property (incorporated by reference to Exhibit 10.301 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed June 2, 2025)

10.302*	Arcade Fargo Promissory Note, dated as of December 16, 2025

14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed April 28, 2025)

16.1	Letter from Marcum LLP re: change in auditor (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed May 7, 2025)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Share Repurchase Plan of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed August 8, 2019)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary.

None.

INDEX TO FINANCIAL STATEMENTS

LODGING FUND REIT III, INC. & SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lodging Fund REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lodging Fund REIT III, Inc. and Subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes and schedules listed in the Index at Item 15(a) (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of and for the year ended December 31, 2024 were audited by other auditors whose report dated April 28, 2025 expressed an unmodified opinion. That report is not presented here.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ramirez Jimenez International CPAs

We have served as the Company’s auditor since 2025.

Irvine, California
May 15, 2026 PCAOB ID 820

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Lodging Fund REIT III, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lodging Fund REIT III, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2023 through 2024.

New York, NY

April 28, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LODGING FUND REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Investment in hotel properties, net of accumulated depreciation and amortization of $30,989,984 and $33,318,590	$176,399,858	$241,973,045
Cash and cash equivalents	4,889,888	2,354,025
Restricted cash	5,732,099	7,986,767
Accounts receivable, net	932,754	1,092,900
Franchise fees, net	1,064,264	1,616,447
Prepaid expenses and other assets	1,046,368	2,007,058
Assets held for sale	29,278,922	21,829,784
Total Assets (variable interest entities - $21,140,527 and $22,117,277)	$219,344,153	$278,860,026

Liabilities and Equity
Debt, net	$128,733,353	$175,362,117
Finance lease liabilities	13,265,854	13,185,884
Accounts payable	4,089,950	6,101,337
Accrued expenses	8,760,085	9,133,344
Distributions payable	263,182	276,408
Due to related parties	22,651,428	13,821,435
Other liabilities	4,373,735	3,791,457
Mandatorily redeemable Series P preferred units, net	1,335,037	203,575
Liabilities related to assets held for sale	28,029,661	16,512,618
Total liabilities (variable interest entities - $17,465,166 and $17,011,733)	211,502,285	238,388,175

Commitments and contingencies (See Note 12)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 900,000,000 shares authorized; 10,016,043 and 10,011,475 shares issued and outstanding	100,160	100,114
Additional paid-in capital	143,371,621	97,847,449
Accumulated deficit	(137,978,273)	(112,066,946)
Total stockholders' equity	5,493,508	(14,119,383)
Non-controlling interest – Series B LP Units	(7,202,288)	(5,482,556)
Non-controlling interest – Series GO LP Units	403,936	5,606,139
Non-controlling interest – Series GO II LP Units	3,785,966	2,639,750
Non-controlling interest – Series T LP Units	—	45,475,938
Non-controlling interest – Series Pref A Units	4,555,739	4,067,409
Non-controlling interest – Common LP Units	805,007	2,284,554
Total equity	7,841,868	40,471,851
Total Liabilities and Equity	$219,344,153	$278,860,026

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenues
Room revenue	$60,553,580	$69,484,481
Other revenue	3,946,211	4,761,914
Total revenue	64,499,791	74,246,395

Expenses
Property operations	32,702,737	35,825,468
General and administrative	10,490,043	12,025,473
Sales and marketing	4,593,254	4,886,032
Franchise fees	5,632,663	6,526,117
Management fees	4,134,629	5,105,511
Acquisition expense	39,998	34,353
Depreciation and amortization	8,973,573	10,425,161
Total expenses	66,566,897	74,828,115

Other Income (Expense)
Impairment loss	(10,055,803)	(3,992,772)
Gain (loss) from sale of hotel property	591,880	(4,638,883)
Other expense, net	(3,424,850)	(3,412,933)
Interest expense	(19,622,508)	(17,500,036)
Total other expense, net	(32,511,281)	(29,544,624)

Net Loss Before Income Taxes	(34,578,387)	(30,126,344)

Income tax benefit	170,403	210,060

Net Loss	(34,407,984)	(29,916,284)

Net loss attributable to non-controlling interest - Series B LP Units	(1,719,732)	(1,494,865)
Net loss attributable to non-controlling interest - Series GO LP Units	(5,202,203)	(4,624,151)
Net loss attributable to non-controlling interest - Series GO II LP Units	(1,630,484)	(817,934)
Net loss attributable to non-controlling interest - Common LP Units	(1,479,547)	(1,315,144)

Net Loss Attributable to Common Stockholders	$(24,376,018)	$(21,664,190)

Basic and Diluted Net Loss Per Share of Common Stock	$(2.43)	$(2.17)
Weighted-average Shares of Common Stock Outstanding, Basic and Diluted	10,013,509	9,985,964

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
			Additional		Total	Non-controlling Interest
		Par	Paid-In	Accumulated	Stockholders'	Series B	Series GO	Series GO 2	Series T	Series Pref	Common	Total
	Shares	Value	Capital	Deficit	Equity	LP Units	LP Units	LP Units	LP Units	A Units	LP Units	Equity
Balance at December 31, 2023	9,955,668	$99,556	$97,285,211	$(86,154,207)	$11,230,560	$(3,869,459)	$10,933,302	$765,162	$45,524,201	$—	$3,720,284	$68,304,050
Issuance of common stock	4,069	40	39,958	—	39,998	—	—	—	—	—	—	39,998
Issuance of stock-based compensation	4,000	40	42,240	—	42,280	—	—	—	—	—	—	42,280
Issuance of Pref A Units	—	—	—	—	—	—	—	—	—	4,067,409	—	4,067,409
Issuance of GO II Units	—	—	—	—	—	—	—	2,850,000	—	—	—	2,850,000
Offering costs	—	—	—	(2,002,133)	(2,002,133)	—	(6)	(157,478)	—	—	—	(2,159,617)
Distributions declared ($0.225 per share)	—	—	—	(2,246,416)	(2,246,416)	(118,232)	(703,006)	—	(48,263)	—	(120,586)	(3,236,503)
Distributions reinvested	47,738	478	480,040	—	480,518	—	—	—	—	—	—	480,518
Net loss	—	—	—	(21,664,190)	(21,664,190)	(1,494,865)	(4,624,151)	(817,934)	—	—	(1,315,144)	(29,916,284)
Balance at December 31, 2024	10,011,475	$100,114	$97,847,449	$(112,066,946)	$(14,119,383)	$(5,482,556)	$5,606,139	$2,639,750	$45,475,938	$4,067,409	$2,284,554	$40,471,851
Issuance of common stock	568	6	5,994	—	6,000	—	—	—	—	—	—	6,000
Issuance of stock-based compensation	4,000	40	42,240	—	42,280	—	—	—	—	—	—	42,280
Issuance of Pref A Units	—	—	—	—	—	—	—	—	—	488,330	—	488,330
Issuance of GO II Units	—	—	—	—	—	—	—	2,938,576	—	—	—	2,938,576
Conversion/Elimination of Series T LP Units	—	—	45,475,938	—	45,475,938	—	—	—	(45,475,938)	—	—	—
Offering costs	—	—	—	(1,535,309)	(1,535,309)	—	—	(161,876)	—	—	—	(1,697,185)
Net loss	—	—	—	(24,376,018)	(24,376,018)	(1,719,732)	(5,202,203)	(1,630,484)	—	—	(1,479,547)	(34,407,984)
Balance at December 31, 2025	10,016,043	$100,160	$143,371,621	$(137,978,273)	$5,493,508	$(7,202,288)	$403,936	$3,785,966	$—	$4,555,739	$805,007	$7,841,868

See accompanying notes to consolidated financial statement

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(34,407,984)	$(29,916,284)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	8,973,573	10,425,161
Stock-based compensation expense	42,280	42,280
Amortization of franchise fees	129,730	105,000
Amortization of deferred financing costs and debt premiums	476,303	1,766,446
Loss on disposal of fixed assets	213,782	685,490
(Gain) loss on sale of hotel property	(591,880)	4,638,883
Impairment loss	10,055,803	3,992,772
Deferred tax assets, net	(307,184)	(341,912)
Interest accretion of finance lease liability	704,082	690,011
Change in operating assets and liabilities:
Accounts receivable	(18,887)	316,162
Franchise fees	—	175,000
Prepaid expenses and other assets	363,610	(381,934)
Accounts payable	(1,739,952)	2,539,323
Accrued expenses	1,660,966	1,485,414
Due to related parties	9,311,554	2,926,851
Other liabilities	1,431,378	(2,225)
Net cash used in operating activities	(3,702,826)	(853,562)
Cash Flows from Investing Activities:
Proceeds from sale of hotel property	47,025,966	8,850,000
Improvements and additions to hotel properties	(3,547,213)	(4,474,889)
Net cash provided by investing activities	43,478,753	4,375,111
Cash Flows from Financing Activities:
Proceeds from mortgage debt	5,478,432	45,881,801
Proceeds from lines of credit	1,497,302	5,534,593
Principal payments on mortgage debt	(39,293,802)	(47,707,441)
Principal payments on lines of credit	(6,122,099)	(4,957,400)
Payments of deferred financing costs	(546,535)	(1,464,638)
Proceeds from issuance of common stock	6,000	39,998
Proceeds from issuance of GO II Units	2,938,576	2,850,000
Proceeds from issuance of Series P Preferred Units	1,550,000	350,000
Payments of offering costs related to Series P Preferred Units	(418,538)	(146,425)
Payments of offering costs	(2,399,964)	(2,364,042)
Payments of finance lease liability	(624,112)	(610,237)
Distributions paid	(13,226)	(3,510,245)
Net cash used in financing activities	(37,947,966)	(6,104,036)
Net change in cash, cash equivalents, and restricted cash	1,827,961	(2,582,487)
Beginning Cash, Cash Equivalents, and Restricted Cash	10,361,842	12,944,329
Ending Cash, Cash Equivalents, and Restricted Cash	$12,189,803	$10,361,842

See accompanying notes to consolidated financial statements.

LODGING FUND REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Interest paid	$18,510,076	$11,829,054

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt issued for refinance of Lakewood Property	$—	$4,896,801
Series A Preferred Units issued in exchange for forgiveness of mortgage loan and interest on Northbrook Property	$488,330	$4,067,409
Reclassification of Series T LP Unit noncontrolling interest to additional paid-in capital upon conversion	$45,475,938	$—
Offering costs included in accounts payable	$(140,690)	$47,032
Offering costs included in due to related parties	$(562,089)	$(251,457)
Distributions included in due to related parties	$—	$(18,389)
Reinvested distributions	$—	$480,518
ROU asset in exchange for lease liability	$679,038	$—

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

Cash and cash equivalents, end of period	$4,889,888	$2,354,025
Restricted cash, end of period	5,732,099	7,986,767
Cash, cash equivalents, and restricted cash, end of period	$10,621,987	$10,340,792
Cash and cash equivalents, end of period included in assets held for sale	386,116	21,050
Restricted cash, end of period included in assets held for sale	1,181,700	—
Cash, cash equivalents, and restricted cash, end of period (including cash, cash equivalents and restricted cash held for sale)	$12,189,803	$10,361,842

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

Substantially all of the Company’s assets and liabilities are held by, and substantially all of its operations are conducted through, Lodging Fund REIT III OP, LP (the “Operating Partnership,” or “OP”), a subsidiary of LF REIT III. The OP has three voting classes of partnership units, Common General Partnership Units (“GP Units”), Interval Units and Common Limited Partnership Units (“Common LP Units”), and six classes of non-voting partnership units, Series B Limited Partnership Units (“Series B LP Units”), Series Growth & Opportunity (“GO”) Limited Partnership Units (“Series GO LP Units”), Series Growth & Opportunity II (“GO II”) Limited Partner Units (“Series GO II LP Units”), Series T Limited Partnership Units (“Series T LP Units”), Series P Preferred Units (“Series P Preferred Units”), and Series A Preferred Units (“Series A Preferred Units”). LF REIT III was the sole general partner of the OP, as of December 31, 2025 and 2024. As of December 31, 2025, there were 612,100 outstanding Common LP Units, no outstanding Interval Units, there were 1,000 outstanding Series B LP Units, all of which were owned by the Advisor, 3,124,503 Series GO LP Units, 895,520 Series GO II LP Units, no outstanding Series T LP Units, 155 Series P Preferred Units, and 4,555,739 Series A Preferred Units.

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

Revenue Recognition—Revenues consist of amounts derived from hotel operations, including room sales and other hotel revenues, and are presented on a disaggregated basis in the Company’s consolidated statements of operations. These revenues are recorded net of any sales and occupancy taxes collected from the hotel guests. All revenues are recorded on an accrual basis as they are earned. Any cash received prior to a guest’s arrival is recorded as an advance deposit from the guest and recognized as revenue at the time of the guest’s occupancy at the hotel property. Advance deposits are included in other liabilities on the accompanying consolidated balance sheets.

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

For the years ended December 31, 2025 and 2024, there were no acquisitions in hotel properties.

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

The Company evaluates its hotel properties for indicators of impairment. If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal. Other than the Cedar Rapids Property, the El Paso Property and the Lakewood Property (see Note 3), there were no indicators of impairment to the hotel properties and no impairment charges were recorded as of December 31, 2025. As of December 31, 2024, the Company recorded impairment losses of approximately $4.0 million in connection with the pending sales of the Pineville HGI Property and the Charlotte Property.

Assets Held for Sale - The Company classifies assets as held for sale when management has committed to a plan to sell the property, the property is available for immediate sale in its present condition, an active program to locate a buyer has been initiated, the sale is probable and expected to be completed within one year, and the property is being actively marketed at a price that is reasonable in relation to its current fair value. Assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. If these criteria are met, the Company will cease recording depreciation and amortization and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group. The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the Company’s consolidated balance sheets. If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs. As of December 31, 2025, the Company had three hotels classified as held for sale, all of which are expected to be sold to unrelated third parties in the first half of 2026, as discussed further in Note 3.

Advertising Costs—The Company expenses advertising costs as incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and expenses that are directly attributable to advertising and promotion. Advertising expense was $2.5 million and $2.8 million for the years ended December 31, 2025 and 2024, respectively, and is included in sales and marketing in the consolidated statements of operations.

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

Consistent with the terms of the Partnership Agreement, no net income or loss is allocated to the Series T LP Unit holders, as allocations and distributions for the Series T LP Units are determined by the General Partner in its sole discretion based on the financial performance of the contributed real estate. During the year ended December 31, 2025, the Series T LP Units were converted and eliminated (see Note 11).

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

Accounts Receivable—Accounts receivable consist primarily of receivables due from hotel guests for room stays and meeting and banquet room rentals, which are uncollateralized customer obligations. Management determines the likelihood of collectability of receivables on an individual customer basis, based on the amount of time the balance has been outstanding, likelihood of collecting, and the customer’s current economic status. The carrying amount of the accounts receivables is reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. As of December 31, 2025 and 2024, there was no allowance for credit losses.

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

Stock-Based Compensation—During 2022, the Company began compensating its independent directors with stock-based compensation as approved by and administered under the supervision of our Board of Directors. The awards are fully vested at issuance and the Company recognizes stock-based compensation expense based on the award’s fair value at the grant date. Compensation expense related to stock awards is determined on the grant date based on the offering price of our common stock and is charged to earnings when issued. Stock-based compensation expense was $42,280 and $42,280 for the years ended December 31, 2025 and 2024, respectively, and is included in general and administrative expense in the consolidated statements of operations.

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

The Company’s financial instruments as of December 31, 2025 and 2024 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, lines of credit, and mortgage debt. With the exception of the Company’s mortgage debt, the carrying amounts of the financial instruments presented in the consolidated financial statements approximate their fair value as of December 31, 2025.

Leases— The Company determines if an arrangement is a lease at inception. The Company's lease arrangements consist of operating leases for office space and ground leases, and finance leases related to certain hotel properties. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company has elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Finance lease ROU assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term, with interest expense on the finance lease liability recognized using the effective interest method. The Company has elected not to recognize ROU assets and lease liabilities for leases with an initial term of twelve months or less.

Recent Accounting Pronouncements— In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period.

Recent Accounting Pronouncements Not Yet Adopted— In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which provides for enhanced disclosures for public business entities on certain income statement items by:  i) presenting the following within tabular format - a) purchases of inventory, b) employee compensation, c) depreciation, d) intangible asset amortization, e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities - ii) providing a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and iii) disclosing the definition of selling expenses in addition to disclosing the total amount of selling expenses. The new standard is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.  The Company is evaluating the impact the adoption this ASU will have on the Company’s consolidated financial statements.

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

Reclassifications—Certain amounts included in the December 31, 2024 consolidated financial statements have been reclassified to conform to the December 31, 2025 presentation.

3. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties as of December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Land and land improvements	$17,919,835	$27,154,255
Building and building improvements	163,698,168	217,125,199
Furniture, fixtures, and equipment	16,502,547	23,228,076
Right-of-use asset - ground lease	7,942,324	7,340,868
Construction in progress	1,326,968	443,237
Investment in hotel properties, at cost	207,389,842	275,291,635
Less: accumulated depreciation and amortization	(30,989,984)	(33,318,590)
Investment in hotel properties, net	$176,399,858	$241,973,045

As of December 31, 2025, the Company consolidated fourteen hotel properties, consisting of thirteen hotel properties owned by the Company and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, with an aggregate of 1,745 rooms located in eight states. As of December 31, 2024, the Company consolidated eighteen hotel properties, consisting of seventeen hotel properties owned by the Company and an equity and profits interest in the parent of the entity which holds a leasehold interest in one hotel property, with an aggregate of 2,150 rooms located in ten states.

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

Sale of Pineville Property

On July 23, 2024, the Company sold the Pineville Property to an unaffiliated purchaser for $8,850,000 in cash. The mortgage loan secured by the Pineville Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loan have been terminated or released. During the year ended December 31, 2024, the Company recognized a loss of $4,638,883 related to this sale.

Sale of Pineville HGI Property and Charlotte Property

On May 14, 2025, the Company sold the Pineville HGI Property and Charlotte Property to an unaffiliated purchaser for $22,775,000 in cash. The mortgage loans secured by the Pineville HGI Property and Charlotte Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loans and collateral with respect to such loans have been terminated or released, and all commitments with respect to such loans have been terminated or released. In connection with the classification of these properties as held for sale, the Company recognized an impairment loss of $3,992,772 during the year ended December 31, 2024. During the year ended December 31, 2025, the Company recognized a net gain on sale of $361,796 related to these dispositions.

Sale of Fargo Property

On December 17, 2025, the Company sold the Fargo Property to an unaffiliated purchaser for $10,500,000 in cash, subject to customary prorations and adjustments. The mortgage loan secured by the Fargo Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loan have been terminated or released. In connection with the sale, $500,000 of the proceeds was held back by the purchaser and converted into a promissory note with Arcade Fargo LLC bearing interest at 16.0% per annum, with monthly principal and interest payments of approximately $45,365 maturing on January 1, 2027. During the year ended December 31, 2025, the Company recognized a loss of $1,135,173 related to this sale.

Sale of Prattville Property

On December 30, 2025, the Company sold the Prattville Property to an unaffiliated purchaser for $16,700,000 in cash. The mortgage loan secured by the Prattville Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loan have been terminated or released. During the year ended December 31, 2025, the Company recognized a gain of $1,365,256 related to this sale.

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

	December 31,	December 31,
	2025	2024
Assets
Investment in hotel properties, net of accumulated depreciation of $2,610,929 and $2,015,865	$20,001,056	$20,710,000
Cash and cash equivalents	201,051	262,857
Restricted cash	417,740	573,748
Accounts receivable, net	428,188	502,570
Prepaid expenses and other assets	92,492	68,102
Total Assets	$21,140,527	$22,117,277

Liabilities
Debt, net	$11,843,539	$11,917,800
Finance lease liability	4,525,812	4,638,771
Accounts payable	160,124	411,057
Accrued expenses	675,169	130,668
Other liabilities	260,522	(86,563)
Total liabilities	$17,465,166	$17,011,733

Acquisitions of Hotel Properties

The Company did not acquire any properties during the years ended December 31, 2025 and 2024.

Ground Leases

The Company has ground leases on two of its Hotel Properties in which a right-of-use asset and corresponding finance lease liability is recognized pursuant to ASU 2016-02:

a)	Sheraton Northbrook - matures in 2067 and has a yearly base rent that increases 3% every year through maturity. As of December 31, 2025, this finance lease had a discount rate of 7.75%.
b)	El Paso University - matures in 2054 and has annual rentals comprised of a base rent due at the beginning of the year plus, if applicable, a percent of revenue in excess of the base rent. The annual base rent of the El Paso ground lease is adjusted every five years by an average of a percent of the annual revenue in preceding years. If revenue remains below the previous five-year base rent, then there is no change to base rent. As of December 31, 2025, the finance lease had a discount rate of 9.00%.

For the years ended December 31, 2025 and 2024, the Company recognized aggregate interest expense of $704,082 and $690,011, respectively, which is included within “Interest expense” on the consolidated statement of operations and right-of-use amortization expense of $205,828 and $205,828, respectively related to the finance lease, which is included within “Depreciation and amortization” on the consolidated statements of operations.

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the finance lease liability included in the Company’s consolidated balance sheet as of December 31, 2025.

2026	$645,791
2027	660,511
2028	675,672
2029	691,288
2030	707,372
Thereafter	41,942,465
Total finance lease payments	45,323,099
Interest	(32,057,245)
Present value of finance lease liabilities	$13,265,854

Assets Held for Sale

The Company had the following pending transactions as of December 31, 2025:

-	On August 26, 2025, the Company entered into an Auction Marketing Agreement and on October 16, 2025, the Company attempted to complete an auction sale of the Holiday Inn Express – Cedar Rapids (the “Cedar Rapids Property”); however the purchaser could not provide funding to complete the sale.
-	During the second half of 2025, the Company entered into a Marketing Agreement in order to sell the Holiday Inn – El Paso (the “El Paso Property”) through an auction process. Although this did not come to completion as of December 31, 2025, the Company was actively marketing the El Paso Property for sale and having concurrent correspondence with the Lender with regard to this property. Effectively, on October 6, 2025, the Company entered into a Compromise and Settlement Agreement with the lender of the El Paso Property for the sale of the El Paso Property and other requirements.
-	On November 20, 2025, the Company entered into a Hotel Purchase and Sale Agreement (“PSA”) for the sale of the Lakewood Property.

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

The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at December 31, 2025 were as follows:

	December 31,	December 31,
	2025	2024
Assets
Investments in hotel properties, net	$26,695,206	$21,257,017
Cash and cash equivalents	386,116	21,050
Restricted cash	1,181,700	—
Accounts receivable, net	163,688	57,817
Franchise fees, net	179,236	293,611
Prepaid expenses and other assets	672,976	200,289

Assets held for sale	$29,278,922	21,829,784

Liabilities
Debt, net	$25,061,252	$15,921,605
Accounts payable	493,743	362,998
Accrued expenses	1,686,556	160,188
Other liabilities	788,110	67,827

Liabilities related to assets held for sale	$28,029,661	16,512,618

Investments in hotel properties classified as held for sale are carried at the lower of carrying value or fair value less costs to sell. Accumulated depreciation reflects amounts recorded prior to held for sale classification, at which point depreciation ceased in accordance with ASC 360-10-35-43.

Impairment

During the year ended December 31, 2025, the Company recorded impairment losses of approximately $10.1 million in connection with the pending sales of the Cedar Rapids Property, the El Paso Property, and the Lakewood Property. During the year ended December 31, 2024, the Company recorded impairment losses of approximately $4.0 million in connection with the pending sales of the Pineville HGI Property and the Charlotte Property.

4. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	December 31,	December 31,
	2025	2024
Insurance	$627,179	856,646
Other	419,189	1,150,412
	$1,046,368	$2,007,058

5. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2025	2024
Property taxes	$2,265,762	$2,612,022
Interest	5,768,598	5,477,122
Other	725,725	1,044,200
	$8,760,085	$9,133,344

6. DEBT

At December 31, 2025 and December 31, 2024, debt, net on the consolidated balance sheets consists of the following:

	Interest		Outstanding	Outstanding
	Rate as of		Balance as of	Balance as of
	December 31,	Maturity	December 31,	December 31,
	2025	Date	2025	2024
Holiday Inn Express - Cedar Rapids(1)	—	—	$—	$5,619,577
Hampton Inn - Eagan(7)	9.50%	10/1/2025	8,468,346	8,672,347
Home2 Suites - Prattville(2)	—	—	—	9,164,964
Home2 Suites - Lubbock	4.69%	10/6/2026	6,586,836	6,851,578
Fairfield Inn & Suites - Lubbock	4.93%	4/6/2029	8,535,009	8,639,616
Homewood Suites - Southaven	7.77%	12/6/2029	17,796,388	18,000,000
Courtyard by Marriott - Aurora(3)(4)	9.95%	2/5/2025	14,935,816	14,935,816
Holiday Inn - El Paso(1)	—	—	—	7,600,000
Hilton Garden Inn - Houston	3.85%	9/2/2026	13,116,014	13,484,482
Hampton Inn - Fargo(5)	—	—	—	6,966,110
Courtyard by Marriott - El Paso	6.01%	5/13/2027	9,800,349	9,800,349
Fairfield Inn & Suites - Lakewood(1)	—	—	—	12,000,000
Fairfield Inn & Suites - Lakewood - A-1(1)(6)	14.50%	3/27/2026	4,896,801	4,896,801
Residence Inn - Fort Collins(7)(8)	10.25%	5/4/2025	11,200,000	11,200,000
Residence Inn - Fort Collins - CapEx(7)(9)	11.50%	5/4/2025	1,806,143	1,806,143
Residence Inn - Fort Collins - A-1(4)	7.00%	8/2/2028	501,465	501,465
Hilton Garden Inn - El Paso(7)	4.94%	8/6/2025	11,843,539	12,033,256
Holiday Inn Express - Wichita	6.41%	12/21/2027	5,485,172	5,589,430
Total Mortgage Debt			114,971,878	157,761,934
Premium on assumed debt, net			246,579	234,911
Deferred financing costs, net			(1,365,446)	(1,639,867)
Net Mortgage			113,853,011	156,356,978

$5.0 million line of credit - Western(7)(10)	8.50%	6/15/2024	292,040	4,151,139
$20.0 million revolving line of credit - A-1 Bonds	17.50%	12/31/2027	13,488,302	14,254,000
$0.6 million loan - NHS(7)	7.00%	9/30/2025	600,000	600,000
$0.5 million loan - Arcade	16.00%	12/17/2026	500,000	—
Total Lines of Credit and Other Corporate Debt			14,880,342	19,005,139

Debt, net			$128,733,353	$175,362,117

(1)	Asset is listed as held for sale as of December 31, 2025.
(2)	Asset was sold on December 30, 2025 and the loan was repaid on the closing date.
(3)	Variable interest rate equal to 30-day SOFR plus 6.00%, provided that SOFR shall not be less than 1.00%. The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(4)	Loan is interest-only until maturity.
(5)	Asset was sold on December 17, 2025 and the loan was repaid on the closing date
(6)	This debt is held at the Operating Partnership
(7)	The Company and the lender are working to finalize an extension of these loans as of the date of this filing.
(8)	Variable interest rate equal to SOFR Index plus 6.25%.
(9)	Variable interest rate equal to SOFR Index plus 7.50%.
(10)	Variable interest rate equal to U.S. Prime plus 1.00%

Mortgage Debt

The fair value of the Company’s mortgage debt was estimated by discounting each loan’s future cash flows over the remaining term of the mortgage using current borrowing rates for debt instruments with similar terms and maturities, which are Level 3 inputs in the fair value hierarchy. As of December 31, 2025, the estimated fair value of the Company’s mortgage debt was $113.9 million, compared to the gross carrying value $115.0 million. As of December 31, 2024, the estimated fair value of the Company’s mortgage debt was $158.6 million, compared to the gross carrying value $157.8 million. The carrying values of the Company's lines of credit, the NHS Loan, and the Arcade Loan approximate their fair values due to the short-term nature or variable interest rates of these instruments. The A-1 Revolving Line of Credit is a related-party instrument with terms that may not be representative of market terms; accordingly, it is not practicable to estimate the fair value of this instrument without incurring excessive cost.

Western Line of Credit Amendments

The Company and Western State Bank are working to finalize an extension of the Western Line of Credit as of the date of this filing, however there can be no assurance that an extension will be granted. Historically, the Company has successfully negotiated extensions, including in instances where the maturity date had passed.

Arcade Loan

On December 16, 2025, in connection with the sale of the Hampton Inn - Fargo property, the Operating Partnership entered into a promissory note with Arcade Fargo LLC in the principal amount of $500,000 (the "Arcade Loan"). The Arcade Loan bears interest at a fixed rate of 16.0% per annum, with monthly principal and interest payments of approximately $45,365 commencing February 1, 2026 and maturing on January 1, 2027. The Arcade Loan requires mandatory payments from net proceeds of any capital transaction with respect to the Company's remaining properties, and restricts distributions to the Company's equity holders until the note is repaid in full. The Arcade Loan is guaranteed by Lodging Fund REIT III TRS, Inc., Legendary Capital, LLC, Legendary Capital REIT III, LLC, Norman Leslie, and Corey Maple.

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

Contribution Agreement – Sheraton Northbrook, Residence Inn - Fort Collins and Courtyard by Marriot - Aurora

On December 24, 2024, the Company entered into a Contribution Agreement (the “Contribution Agreement”), to restructure four of its loans with Access Point Financial, LLC (the “Lender”) – 1) the mortgage loan secured by the Sheraton – Northbrook (“Sheraton Northbrook Loan”) with unpaid principal balance of approximately $4.0 million, 2) the loans secured by the Residence Inn - Fort Collins Loan (“Fort Collins Loans”) with collective unpaid principal balance of approximately $13.0 million, 3) the mortgage loan secured by the Courtyard by Marriott – Aurora (“Courtyard Aurora Loan”) with unpaid principal balance of approximately $14.9 million. With respect to the Sheraton Northbrook Loan, the Lender received 4,067,409 Series A Preferred Units (See Note 10) amounting to $4,067,409 in exchange for all of the remaining unpaid principal and interest on the Sheraton Northbrook Loan. In accordance with ASC 470, Debt, the Company accounted for this exchange as an extinguishment of debt. Management concluded that the fair value of the unpaid principal and interest was the same as the fair value of the Series A Preferred Units issued and accordingly, no gain or loss was recorded in connection with this transaction.

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

The Company and Western State Bank are working to finalize an extension of the loans secured by the Eagan property as of the date of this filing, however there can be no assurance that an extension will be granted. Historically, the Company has successfully negotiated extensions, including in instances where the maturity date had passed. As aforementioned in Note 3, the Cedar Rapids Property was recorded as a property held for sale as of December 31, 2025.

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

Lubbock Expo Special Servicing

In October 2025, the mortgage loan secured by the Fairfield Inn & Suites - Lubbock (the "Lubbock Fairfield Loan") was transferred to special servicing. As of December 31, 2025, the outstanding principal balance on the Lubbock Fairfield Loan was approximately $8.5 million, with a fixed interest rate of 4.93% and a maturity date of April 6, 2029. The Company is in discussions with the special servicer regarding the status of the loan. There can be no assurance that these discussions will result in a favorable outcome.

Fargo Property Sale and Loan Termination

On December 17, 2025, the Company sold the Fargo Property to an unaffiliated purchaser for $10,500,000 in cash, subject to customary prorations and adjustments. The mortgage loan secured by the Fargo Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loan have been terminated or released.

Prattville Property Sale and Loan Termination

On December 30, 2025, the Company sold the Prattville Property to an unaffiliated purchaser for $16,700,000 in cash, subject to customary prorations and adjustments. The mortgage loan secured by the Prattville Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loans have been terminated or released.

Future Minimum Payments

As of December 31, 2025, the future minimum principal payments on the Company’s debt were as follows:

2026	$74,977,477
2027	15,434,532
2028	14,470,937
2029	8,258,172
2030	16,711,102
129,852,220

Premium on assumed debt, net	246,579
Deferred financing costs, net	(1,365,446)
$128,733,353

The $75.0 million of future minimum principal payments due in 2026 includes the maturities of the mortgage debt secured individually by the Eagan Property, Lubbock Home2 Property, Lakewood Property, Houston Property, Fort Collins Property, El Paso University Property, and Aurora Property, as well as the maturities of the Western Line of Credit, the NHS Line of Credit, and the Arcade Loan. The future minimum principal payments do not include the assets classified as held for sale as of December 31, 2025.

7. INCOME TAXES

The Company’s earnings (losses), other than those generated by the Company’s TRS, are not generally subject to federal corporate and state income taxes due to the Company’s REIT election. The Company did not pay any federal taxes for the years ended December 31, 2025 and 2024. For the year ended December 31, 2025, the Company adopted ASU-2023-09, Improvements to Income tax Disclosures, which expands and disaggregates income tax disclosures, including a more detailed rate reconciliations and disaggregation of income taxes paid by jurisdiction.

The Company paid state franchise taxes only to Texas in the amount of $136,781 and $131,851 for the years ended December 31, 2025 and 2024, respectively. The Company did not have any uncertain tax positions as of December 31, 2025 and 2024, respectively and as of December 31, 2025, the tax years 2018 through 2025 remain subject to examination by the U.S. Internal Revenue Service (“IRS”) and various state tax jurisdictions. For the years ended December 31, 2025 and 2024, all distributions paid were determined to be 100% returns of capital contributions.

The Company’s TRS generated a net operating loss (“NOL”) for both the years ended December 31, 2025 and 2024, each of which can be carried forward to offset future taxable income. As of December 31, 2025 and 2024, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards - Federal	$10,947,140	$8,912,921
Net operating loss carryforwards - State	1,733,868	1,554,141
Valuation Allowance	(12,681,008)	(10,467,062)
Total deferred tax assets, net	-	-

Deferred Tax Liabilities:
Tax FF&E basis less than book basis - Federal	(2,044,780)	(2,278,523)
Tax FF&E basis less than book basis - State	(323,864)	(397,305)
Total deferred tax liabilities, net	(2,368,644)	(2,675,828)

Deferred tax liabilities, net	$(2,368,644)	$(2,675,828)

As of December 31, 2025, the Company's TRS had federal net operating loss carryforwards of approximately $10.9 million, which may be carried forward indefinitely subject to an annual limitation of 80% of taxable income under the Tax Cuts and Jobs Act of 2017. State net operating loss carryforwards of approximately $1.7 million have varying expiration periods depending on the applicable state tax jurisdiction.

The components of the Company’s income tax benefit are as follows:

	For the Years Ended December 31,
	2025	2024
Federal:
Deferred	$233,743	$183,690
State:
Current	(136,781)	(131,851)
Deferred	73,441	158,221
Income tax benefit	$170,403	$210,060

The provision for income taxes is derived from the income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the Years Ended December 31,
	2025	%	2024	%
Expected income tax benefit at U.S. Federal statutory rate	$7,263,982	-21.0%	$6,326,532	-21.0%
Tax impact of REIT election	(4,995,877)	14.4%	(4,289,317)	14.2%
Expected tax benefit at TRS	2,268,105	-6.6%	2,037,215	-6.8%
Valuation Allowance	(2,378,584)	6.9%	(2,041,087)	6.8%
Gross tax expense	(110,479)		(3,872)

State income tax expense, net	258,290	-0.7%	355,140	-1.2%
Temporary differences - deprecation	42,868	-0.1%	(133,260)	0.4%
Permanent differences	(20,276)	0.1%	(7,948)	0.0%

Income tax benefit	$170,403	-0.5%	$210,060	-0.7%

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

Fees and reimbursements earned and payable to the Advisor and its affiliates, for the years ended December 31, 2025 and 2024, were as follows:

	Incurred
	For the Years Ended December 31,
	2025	2024
Fees:
Financing fees	$645,614	$90,000
Asset management fees	2,232,285	2,451,957
	$2,877,899	$2,541,957

Reimbursements:
Offering costs	$1,530,562	$1,901,538
General and administrative	3,167,907	3,631,895
Sales and marketing	62,687	57,574
Acquisition costs	40,146	185,115
Other expense, net	992,614	113,982
	$5,793,916	$5,890,104

For the years ended December 31, 2025 and 2024, the Operating Partnership recognized distributions payable to the Advisor in the amount of $0 and $118,232 respectively, in connection with the Advisor’s ownership of Series B LP Units. For the years ended December 31, 2025 and 2024, the Company paid distributions in the amount of $0 and $16,240 respectively, to Corey Maple and Norman Leslie in connection with their ownership of 57,319 shares each, of the Company’s common stock. For the years ended December 31, 2025 and 2024, the Company paid Corey Maple distributions in an amount of $0 and $4,352, respectively, in connection with his ownership of 15,361 Series GO LP Units.

The members of the Advisor personally guaranty certain loans of the Company and may receive a guarantee fee of up to 1.0% per annum of the guaranty amount. As of December 31, 2025, Corey Maple is a guarantor of 50% of the loan secured by the Houston Property, which had an original loan amount of $13.9 million, is a guarantor of 50% of the loan secured by the Wichita Property, is a guarantor of the new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million and is a guarantor of the Company’s $5.0 million line of credit which is secured by the hotel properties located in Cedar Rapids, Iowa and Eagan, Minnesota, and 100,000 Common LP Units of Lodging Fund REIT III OP, LP. Mr. Maple is also a guarantor of the loan secured by the El Paso University Property, which had an original principal loan amount of $14.4 million. Mr. Maple was a guarantor of the Company’s loan secured by the Company’s hotel property in Fargo, North Dakota, which had an original loan amount of $7.4 million. That loan was repaid in full and the guaranty terminated on December 17, 2025. As of December 31, 2025, Norman Leslie is a guarantor of the Company’s new loan secured by the Fort Collins Property, which had an original loan amount of $11.2 million, and is a guarantor under the Company’s new loan secured by the Lakewood Property, which had an original loan amount of $12.0 million.

Mr. Leslie was a guarantor of the Company’s loan secured by the Company’s hotel property in Pineville, North Carolina, which had an original loan amount of $9.3 million. That loan was repaid in full and the guaranty terminated on July 23, 2024. Mr. Leslie was also a guarantor of the Company’s loan secured by the Prattville Property, which had an original loan amount of $11.0 million. That loan was repaid in full and the guaranty terminated on December 30, 2025. For the years ended December 31, 2025 and 2024, the Company accrued guarantee fees in the amount of $0.1 million and $0.1 million respectively to each Mr. Maple and Mr. Leslie. In addition, during the second quarter of 2025, the Company recorded approximately $0.9 million of previously unrecorded guarantee fees relating to certain loans for the periods from October 1, 2021 through December 31, 2024. The Company evaluated this matter under SEC Staff Accounting Bulletins No. 99 and No. 108 and concluded that the omission of these fees was not material to any prior annual or interim period, nor to the current period. Accordingly, the cumulative amount was recorded as an out-of-period adjustment during the second quarter of 2025 and did not result in a restatement of previously issued financial statements. The guarantee fees are presented within Other Expense in the accompanying consolidated statements of operations. The total amount accrued of $2.9 million remained unpaid at December 31, 2025 and is included in Due to Related Party on the accompanying consolidated balance sheet.

As of December 31, 2025 and 2024, the Company had amounts due and payable to the Advisor and its affiliates of $21.6 million and $12.7 million respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

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

Loan Agreement

The Company has a $600,000 loan (the “NHS Loan”) with NHS (see Note 6). The NHS Loan requires interest only payments, with all outstanding principal and interest amounts being due and payable at maturity. The NHS Loan has a fixed interest rate of 7.0% and a maturity date on September 30, 2025. The Company and NHS are working to finalize an extension of this loan as of the date of this filing.

Fees and reimbursements earned and payable to, NHS for the years ended December 31, 2025 and 2024, were as follows:

	Incurred		Payable as of
	For the Years Ended December 31,		December 31,	December 31,
	2025	2024	2025	2024
Fees:
Management fees	$—	$761,201	$103,070	$321,408
Administrative fees	—	80,118	5,615	31,950
Accounting fees	—	100,992	9,600	47,616
	$—	$942,311	$118,285	$400,974

Reimbursements	$(260,177)	$672,472	$(19,140)	$421,333

One Rep Construction, LLC (“One Rep”)—One Rep is a related party through common management and ownership, as Corey Maple, Norman Leslie, and David Ekman, each hold a 33.33% ownership interest in One Rep. One Rep is a construction management company which provided construction management services to the Company during 2025 and 2024 related to the renovation construction activities at certain hotel properties. For the services provided, One Rep is paid a construction management fee equal to 6% or 7% of the total project costs. The Company reimburses One Rep for certain costs incurred on behalf of the Company, and all reimbursements are paid to One Rep at cost. For the years ended December 31, 2025 and 2024, the Company incurred $78,352 and $8,278 of construction management fees and reimbursements payable to One Rep, respectively. As of December 31, 2025 and 2024, the amounts outstanding and due to One Rep were $3,690 and $44,474 respectively, which is included in due to related parties on the accompanying consolidated balance sheets.

Legendary A-1 Bonds, LLC (“A-1 Bonds”) – A-1 Bonds is an affiliate of the Advisor which is owned by Mr. Leslie a director and executive officer of the Company and principal of the Advisor and Mr. Maple a director of the Company and principal of the Advisor. As of December 31, 2025 and 2024, the Company has an outstanding balance on its line of credit (the “A-1 Revolving Line of Credit”) amounting to $13.5 million and $14.3 million, respectively (see Note 6). As of December 31, 2025, the A-1 Revolving Line of Credit was a $20.0 million line of credit with a fixed interest rate of 17.50% and a maturity of December 31, 2027.

9. FRANCHISE AGREEMENTS

As of December 31, 2025 and 2024, all of the Company’s hotel properties were operated under franchise agreements with initial terms of 10 to 18 years. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee of 5% to 6% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs. Certain hotels are also charged a program fee of generally between 3% and 4% of room revenue. The Company paid an initial fee of $50,000 to $175,000 at the time of entering into each franchise agreement which is being amortized over the term of each agreement. For the year ended December 31, 2025 and 2024, amortization in connection with these agreements was $129,730 and $105,000 respectively and is included within “Franchise fees, net” on the consolidated balance sheet.

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

The Company has classified the Series P Preferred Units as a liability in accordance with ASC 480 due to the mandatory redemption feature. The accretion of the Series P Preferred Units is recorded as interest expense in the consolidated statement of operations. From the inception of the offering through December 31, 2025, the Company issued 155 units of Series P Preferred Units in an amount of $1,550,000. This amount is included as a liability as within the line item of Mandatorily redeemable preferred units, Series P, net of unamortized offering costs of $1,335,037. For the year ended December 31, 2025, the Company recorded $76,505 of distributions which are included within interest expense within the consolidated statements of operations. At December 31, 2025, this amount is payable and included within distributions payable in the consolidated balance sheets. As of the date of this filing these have remained unpaid.

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

Common Stock

Initial Offering

On June 1, 2018, the Company commenced a private offering of shares of common stock, $0.01 par value per share, at a price of $10.00 per share, with a maximum offering of $100,000,000, which was increased to $150,000,000 in December 2021, to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. As of December 31, 2025, the Company had issued and sold 10,303,567 shares of common stock, including 1,215,332 shares attributable to our DRIP, and received aggregate proceeds of $100.8 million.

Stock-Based Compensation

The Company compensates its independent directors with quarterly grants of shares of common stock, which are fully vested upon issuance. During the years ended December 31, 2025 and 2024, each independent director received 2,000 shares (500 shares per quarter), valued at the estimated share NAV of $10.57 per share at the date of issuance. Total stock-based compensation expense recognized was $42,280 and $42,280 for the years ended December 31, 2025 and 2024, respectively, and is included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2025, there was no unrecognized compensation cost related to these awards as all shares are fully vested upon grant. The Company has assessed the additional disclosure requirements under ASC 718 and determined that they are not material to the consolidated financial statements given the limited nature and size of the stock-based compensation program

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (“DRIP”), which permits stockholders to reinvest their distributions back into the Company, purchasing shares of common stock at 95% of the then-current share net asset value (“NAV”).

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors.

		Distribution
	Distributions	Declared Per	Distributions Paid (3)
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total
First Quarter 2025	$—	$—	$—	$—	$—
Second Quarter 2025	—	—	—	—	—
Third Quarter 2025	—	—	—	—	—
Fourth Quarter 2025	—	—	—	—	—
	$—	$—	$—	$—	$—

		Distribution
	Distributions	Declared Per	Distributions Paid (3)
	Declared (1)	Share (1) (2)	Cash	Reinvested	Total
First Quarter 2024	$306,065	$0.029	$903,061	$109,218	$1,012,279
Second Quarter 2024	1,181,705	0.113	820,706	176,589	997,295
Third Quarter 2024	876,877	0.083	1,192,192	193,549	1,385,741
Fourth Quarter 2024	—	—	(1,162)	1,162	—
	$2,364,648	$0.225	$2,914,797	$480,518	$3,395,315

(1)	No distributions were declared for the period of January 1, 2024 through February 29, 2024. Distributions for the period from March 1, 2024 through August 31, 2024 were payable to each stockholder as 100% in cash. No distributions were declared for the period of September 1, 2024 through December 31, 2025
(2)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3)	In general, distributions for all record dates of a given month during such period are paid on or about the tenth day of the following month. No distributions were declared for the period of January 1, 2024 through February 29, 2024, but resumed for the period of March 1, 2024 through August 31 2024. No distributions were declared for the period of September 1, 2024 through December 31, 2025

Share Repurchase Plan

The board of directors has adopted a share repurchase plan that may enable its stockholders to have their shares repurchased in limited circumstances. In its sole discretion, the board of directors could choose to terminate or suspend the plan or to amend its provisions without stockholder approval. The repurchase plan may be reviewed and modified by the board of directors as it deems necessary in its sole discretion. The price at which the Company will repurchase shares is dependent on the amount of time the holder has owned the shares, and the then current value of the shares. There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan, including, but not limited to, a limitation that during any calendar year, the maximum number of shares potentially eligible for repurchase can only be the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The board of directors may, in its sole discretion, reject any request for repurchase and may, at any time and without stockholder approval, upon 10 business days’ written notice to the stockholders (i) amend, suspend or terminate its share repurchase plan and (ii) increase or decrease the funding available for the repurchase of shares pursuant to our share repurchase plan. The Company repurchased no shares during the years ended December 31, 2025 and 2024. As of December 31, 2025, all redemption proceeds had been paid. As of December 31, 2025, the Company had $370,138 available for eligible repurchases.

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

Non-Controlling Interests

As of December 31, 2025, the Operating Partnership had seven classes of Limited Partner Units – 1) the Common LP Units, 2) the Series B LP Units, 3) the Series T LP Units, 4) the Series GO LP Units, 5) the Series GO II LP Units, 6) Series P Preferred Units, and 7) Series A Preferred Units. The Series B LP Units are issued to the Advisor and entitle the Advisor to receive annual distributions and an incentive distribution based on the net proceeds received from the sale of the Projects (as defined below).

Non-Controlling Interest – Common LP Units

On December 3, 2021, the Operating Partnership commenced a private placement offering of its Common LP Units. As of December 31, 2025, the Operating Partnership had issued and sold 612,100 Common LP Units, with a value of $10.00 per unit at the time of issuance, in connection with the Northbrook Property acquisition and El Paso Airport Property acquisition.

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

As of December 31, 2025, the Operating Partnership has issued 1,000 Series B LP Units to the Advisor.

Non-Controlling Interest – Series T LP Units

The Series T LP Units are expected to be issued to persons who contribute their property interests in certain Projects to the Partnership in exchange for Series T LP Units. The Series T LP Units will have allocations and distributions as determined by the General Partner in its sole discretion at the time of issuance of the Series T LP Units, and any future distributions are dependent on the financial performance of the contributed real estate based on a mathematical formula. The Series T LP Units are eligible for conversion into Common LP Units beginning 24 or 36 months, or longer in some instances, after their issuance and will automatically convert into Common LP Units upon other events. There is no guarantee that the future financial performance of the contributed hotel property will be sufficient to result in the issuance of Common LP Units resulting from the application of the conversion formula applicable to the issuance of the Series T LP Units at the time of conversion. As of December 31, 2025, the Company had recorded an aggregate value of $45.7 million to the Series T LP Units in connection with such property contributions. During the years ended December 31, 2025 and 2024, the Company declared distributions of $0 and $48,263, respectively, for the Series T LP Units.

Conversion of Series T LP Units

During the year ended December 31, 2025, all remaining anniversary dates triggering conversion of the outstanding Series T LP Units under the Partnership Agreement elapsed. Upon application of the Series T Value formula to each outstanding series of T-Units, the General Partner determined that the cumulative deductions from the capitalized net operating income — including mortgage debt assumed, property improvement plan and capital expenditures, operating cash infused by the Operating Partnership, and the agreed-upon specified return — exceeded or equaled the capitalized value for all outstanding series. Accordingly, the Series T Value for all 5,073,506 outstanding Series T LP Units was determined to be zero, and no Common LP Units were issued upon conversion. The Series T LP Units were cancelled and extinguished upon conversion.

The elimination of the Series T LP Unit noncontrolling interest was accounted for as an equity transaction in accordance with ASC 810-10-45-23. Because the Company, as sole General Partner, retained its controlling financial interest in the Operating Partnership, the carrying amount of the Series T LP Unit noncontrolling interest of $45,475,938 was reclassified to additional paid-in capital within stockholders' equity. No gain or loss was recognized in the consolidated statement of operations. Following the conversion, no further allocations of net income or loss will be made to the Series T LP Unit noncontrolling interest.

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

On June 15, 2020, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO LP Units, with a maximum offering of $20,000,000, which could be increased to $30,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership (the “GO Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The Series GO LP Units were being offered until the earlier of (i) the sale of $20,000,000 in Series GO LP Units (which could be increased to $30,000,000 in the Company’s sole discretion), (ii) June 14, 2022 or (iii) the Operating Partnership terminates the GO Unit Offering at an earlier date in its sole discretion. The Company’s board of directors terminated the GO Unit Offering as of February 14, 2022. The Company’s board of directors approved and ratified additional sales after February 14, 2022 in the GO Units Offering for sales which were pending as of that date. As of December 31, 2025, the Operating Partnership had issued and sold 3,124,503 Series GO LP Units and received aggregate proceeds of $21.5 million.

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

On April 7, 2023, the Operating Partnership commenced a private offering of limited partnership units in the OP, designated as Series GO II LP Units, with a maximum offering of $30,000,000, which could be increased to $60,000,000 in the sole discretion of LF REIT III as the General Partner of the Operating Partnership, (the “GO II Unit Offering”) to accredited investors only, pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended. The purchase price of the Series GO II LP Units in the offering is equal to 75% of the Share NAV and, based on the current Share NAV, is $7.93 per Series GO II LP Unit. The Series GO II LP Units will be specially allocated all Net Income (including book up income) in proportion to the 25% issue price shortfall, until the positive Capital Account balance of each Series GO II LP Unit is equal to the Share NAV. As a result, the issuance of the Series GO II LP Units will be dilutive to the General Partner Units and therefore, to the shares of common stock of the Company. The Series GO II LP Units are being offered until the earlier of (i) the sale of $30,000,000 in Series GO II LP Units (which could be increased to $60,000,000 in the Company’s sole discretion), (ii) March 31, 2024, which date may be extended for two 1-year extensions until March 31, 2026 in the sole discretion of the Operating Partnership or (iii) the Operating Partnership terminates the GO II Unit Offering at an earlier date in its sole discretion. On April 17, 2024, the Company’s Board of Directors extended the term of the GO II Unit Offering to March 31, 2025. On March 24, 2025, the Company’s Board of Directors extended the term of the GO II Unit Offering to March 31, 2026. As of December 31, 2025, the Operating Partnership had issued and sold 895,520 Series GO II LP Units and received aggregate proceeds of $6.7 million.

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

Concurrently, the Company entered into the Contribution Agreement to restructure four of its loans (See Note 6 – Debt.) As of December 31, 2025, the Company issued 4,555,739 Series A Preferred Units amounting to $4,555,739. As of December 31, 2025, there were distributions of 488,330 Series A Preferred Units amounting to $488,330.

12. COMMITMENTS AND CONTINGENCIES

Legal Matters — From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. After consulting with legal counsel, management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company's results of operations, cash flows or financial condition, which would require accrual or disclosure of the contingency and possible range of loss, other than the matter described below.

El Paso HI Receivership — In January 2026, a receiver was appointed over the Holiday Inn — El Paso property in connection with the default on the mortgage loan secured by that property. The Company is cooperating with the receiver and evaluating its options with respect to the property. See Note 14 "Subsequent Events" for further details regarding this matter.

13. REPORTABLE SEGMENTS

As of December 31, 2025, we have one operating segment, our consolidated hotel properties. Our CODM, who is our chief executive officer, evaluates our consolidated hotel properties primarily based on house profit when deciding how to allocate resources, in making other day-to-day operating decisions and evaluating our operating performance against other companies within our industry.

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

The following table presents our reportable segment revenues reconciled to our consolidated amounts, reportable segment expenses and House Profit reconciled to net loss:

	For the Years Ended December 31,
	2025	2024
Revenues
Room revenue	$60,553,580	$69,484,481
Other revenue	3,946,211	4,761,914
Total segment revenue	64,499,791	74,246,395

Expenses
Room Expense	15,415,350	17,272,363
Other departmental and support expense	10,924,134	12,191,460
Franchise fees	5,491,243	6,368,166
Management fees	1,902,344	2,323,728
Sales and marketing	4,526,134	4,823,461
General and Administrative	6,254,600	6,878,498
Total segment expenses	44,513,805	49,857,676

House Profit	19,985,986	24,388,719
Other (income)	(82,102)	(84,428)
Property taxes and insurance	6,363,252	6,361,645
Corporate general and administrative expense	4,235,443	5,146,975
Corporate sales and marketing expense	67,121	62,572
Corporate asset management fees	2,232,285	2,451,957
Acquisition expense	39,998	34,353
Impairment loss on assets held for sale	10,055,803	3,992,772
Owner expenses	3,506,952	3,827,187
Depreciation and amortization	9,114,993	10,583,112
Interest expense	19,622,508	17,500,036
Income tax benefit	(170,403)	(210,060)
(Gain) Loss from sale of hotel property	(591,880)	4,638,883
Net Loss	$(34,407,984)	$(29,916,284)

14. SUBSEQUENT EVENTS

Mortgage Loan Modifications

El Paso Airport Loan Modification

In January 2026, the Company entered into a Loan Modification Agreement with PCF IV NP El Paso, LLC, the successor lender to Western Alliance Bank, with respect to the mortgage loan secured by the Courtyard by Marriott - El Paso Airport (the "El Paso Airport Loan"). The loan had been assigned to the new lender in March 2025. Under the modification, the interest rate was amended to SOFR plus 4.50% (with a SOFR floor of 4.00%), monthly payments were converted to interest-only, and the financial covenants were waived. The Company incurred a modification fee and an exit fee, each of approximately $98,000. The Company is also required to fund an interest reserve equal to three months of debt service from excess property cash flow and is subject to Fund Liquidity Event provisions that require application of net proceeds from any disposition of Fund Assets toward the loan obligations. Failure to satisfy Fund Liquidity Event payment obligations constitutes full recourse to the Guarantor under the guaranty agreement.

El Paso Receivership

On January 19, 2026, the District Court of El Paso County, Texas entered an Agreed Order Appointing Receiver in connection with the lawsuit filed by EPH Development Fund LLC against LF3 El Paso, LLC and LF3 El Paso TRS, LLC relating to the Holiday Inn - El Paso property. A receiver was appointed over the specific assets of the Borrower, including the hotel property located at 900 Sunland Park Drive, El Paso, Texas. Under the order, the Borrower was directed to deliver possession of the property, all cash collateral, accounts, records, contracts, and other assets to the Receiver, and is prohibited from collecting rents or proceeds or taking any actions that would adversely impact the value of the property. As of December 31, 2025, the Holiday Inn - El Paso property was classified as held for sale on the Company's consolidated balance sheet. The Company is evaluating the impact of the receivership on the carrying value and disposition of the property.

Lubbock Expo Forbearance Agreement

On February 5, 2026, the Company entered into a Limited Forbearance Agreement (the "Lubbock Expo Forbearance Agreement") with K-Star Asset Management LLC, as Special Servicer and attorney-in-fact for Wells Fargo Bank, National Association, as Trustee, with respect to the mortgage loan secured by the Fairfield Inn & Suites - Lubbock (the "Lubbock Fairfield Loan"). The Lubbock Fairfield Loan had been transferred to special servicing in October 2025 following the Borrowers' failure to timely remit monthly debt service payments beginning in August 2025, among other noticed defaults. Under the Lubbock Expo Forbearance Agreement, the Lender has agreed to forbear from exercising certain remedies through the earlier of (a) March 31, 2026 if a final purchase and sale agreement is not executed by February 28, 2026, (b) April 30, 2026 if such agreement is executed by February 28, 2026, or (c) the occurrence of an incurable Forbearance Termination Event. As a condition of the Lubbock Expo Forbearance Agreement, the Borrowers paid a forbearance fee of approximately $85,000, outstanding special servicing fees, legal fees, and resumed monthly debt service payments at the default interest rate of 5.00%.

On April 1, 2026, the Company entered into a First Amended Limited Forbearance Agreement (the "Lubbock Expo Amended Forbearance Agreement") with K-Star Asset Management LLC, as Special Servicer, with respect to the Lubbock Fairfield Loan. The Borrowers did not execute a final purchase and sale agreement by the February 28, 2026 deadline under the original Lubbock Expo Forbearance Agreement, which triggered an incurable Forbearance Termination Event as of March 31, 2026. Under the Lubbock Expo Amended Forbearance Agreement, the Lender has agreed to forbear from exercising remedies through the earlier of (a) June 30, 2026, (b) the occurrence of an incurable Forbearance Termination Event, or (c) the closing of a sale of the property satisfying the loan obligations in full. The Borrowers continue to remit monthly debt service payments at the default interest rate, and are required to pay an additional monthly forbearance fee of $15,000 during the forbearance period, provide bi-weekly liquidation status updates, and comply with cash management and operational reporting requirements. Special servicing fees continue to accrue.

New Northbrook Loan

On February 13, 2026, the Company, through its indirect wholly-owned subsidiaries LF3 Northbrook, LLC and LF3 Northbrook TRS, LLC (collectively, the "Northbrook Borrowers"), entered into a Business Loan Agreement and related promissory note with Town Center Bank (the "Northbrook Loan") in the principal amount of $2,250,000. The Northbrook Loan bears interest at a fixed rate of 6.75% per annum and matures on February 15, 2031, at which time the remaining principal balance will be due as a balloon payment. The loan is secured by the Sheraton Chicago Northbrook Hotel and related collateral, and is guaranteed by Norman H. Leslie pursuant to an unlimited personal guaranty. The Northbrook Borrowers are subject to customary affirmative and negative covenants, including a minimum 1.20x debt service coverage ratio and ongoing financial reporting requirements.

Sale of Lakewood Property

On March 19, 2026, the Company sold the Lakewood Property to an unaffiliated purchaser for $12,400,000 in cash. The mortgage loan secured by the Lakewood Property was repaid in full at closing from sale proceeds. All guaranties in connection with such loan and collateral with respect to such loan have been terminated or released, and all commitments with respect to such loan have been terminated or released.

Status of the Offering

As of the date of this filing, the Company’s private offering remained open for new investment, and since the inception of the offering the Company had issued and sold 10,304,567 shares of common stock, including 1,215,332 shares issued pursuant to the DRIP, resulting in the receipt of gross offering proceeds of $100.8 million.

GO II Unit Offering

On March 31, 2026, the GO II Unit Offering terminated in accordance with its terms. The Operating Partnership has issued and sold 901,827 Series Go II LP Units, resulting in the receipt of gross offering proceeds of $6.8 million as of the date of termination.

Engagement of Financial Advisor

On April 24, 2026, the Company announced that a Special Committee of its Board of Directors, comprised solely of independent directors, engaged Piper Sandler & Co. as financial advisor to assist in the exploration and evaluation of potential strategic alternatives available to the Company. Faegre Drinker Biddle & Reath LLP is serving as legal counsel to the Special Committee. No timetable has been established, and there can be no assurance that the process will result in any particular transaction or strategic outcome.

LODGING FUND REIT III, INC. - SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2025

						Costs
						Capitalized
						Subsequent to
				Initial Cost		Acquisition	Gross Amounts at End of Year
					Building,	Building,		Building,
				Land and	Building	Building	Land and	Building
	Date	Number		Land	Improvements	Improvements	Land	Improvements		Accumulated	Depreciable
Description	Acquired	of Rooms	Encumbrances	Improvements	and FF&E	and FF&E	Improvements	and FF&E	Total(1)	Depreciation	Lives
Holiday Inn Express - Cedar Rapids, IA	Nov - 2018	83	$5,619,577	$1,536,966	$6,321,367	$1,009,320	$1,547,077	$7,330,687	$8,877,764	$(2,121,137)	3 - 40 yrs.
Hampton Inn - Eagan, MN	Jun - 2019	122	8,672,347	1,691,813	12,536,520	396,607	1,691,813	12,933,127	14,624,940	(3,297,532)	3 - 40 yrs.
Home2 Suites - Lubbock, TX	Dec - 2019	100	6,851,578	803,229	13,906,502	2,651,119	803,229	16,557,621	17,360,850	(3,443,020)	3 - 40 yrs.
Fairfield Inn & Suites - Lubbock, TX	Jan - 2020	101	8,639,616	982,934	15,261,162	273,311	982,934	15,534,473	16,517,407	(3,782,916)	3 - 40 yrs.
Homewood Suites - Southaven, MS	Feb - 2020	99	18,000,000	1,593,232	19,351,858	351,636	1,593,232	19,703,494	21,296,726	(3,875,157)	3 - 40 yrs.
Courtyard by Marriott - Aurora, CO	Feb - 2021	141	14,935,816	4,400,098	19,668,031	403,329	4,400,098	20,071,360	24,471,458	(3,610,231)	3 - 40 yrs.
Holiday Inn - El Paso, TX	May - 2021	175	7,600,000	1,747,553	8,913,467	3,899,280	1,747,553	12,812,747	14,560,300	(2,303,927)	3 - 40 yrs.
Hilton Garden Inn - Houston, TX	Aug - 2021	182	13,484,507	3,168,376	17,659,977	5,103,522	3,168,376	22,763,499	25,931,876	(3,091,512)	3 - 40 yrs.
Sheraton Hotel - Northbrook, IL	Dec - 2021	160	—	2,856,747	16,859,016	167,866	2,856,747	17,026,882	19,883,629	(2,121,494)	3 - 40 yrs.
Courtyard by Marriott - El Paso, TX	Feb - 2022	90	9,800,349	1,856,428	13,596,806	269,789	1,856,428	13,866,595	15,723,023	(2,010,102)	3 - 40 yrs.
Fairfield Inn & Suites - Lakewood, CO	Mar - 2022	142	16,896,801	2,091,051	17,571,066	552,500	2,091,051	18,123,566	20,214,617	(2,476,608)	3 - 40 yrs.
Residence Inn - Fort Collins, Co	Aug - 2022	113	13,507,608	2,402,288	13,943,721	3,138,605	2,402,288	17,082,326	19,484,614	(1,680,626)	3 - 40 yrs.
Hilton Garden Inn - El Paso, TX	Aug - 2022	153	12,033,256	4,862,172	17,600,000	149,813	4,862,172	17,749,813	22,611,985	(2,610,929)	3 - 40 yrs.
Holiday Inn Express - Wichita Property	Dec - 2022	84	5,589,430	632,735	7,001,575	1,156,367	632,735	8,157,942	8,790,677	(773,807)	3 - 40 yrs.
		1,745	$141,630,885	$30,625,622	$200,191,068	$19,523,064	$30,635,733	$219,714,132	$250,349,866	$(37,198,998)
(1)The aggregate cost for federal income tax purposes is approximately $249.5 million at December 31, 2025 (unaudited).

Investment in Real Estate:	2025	2024
Balance at beginning of period	$274,826,095	$314,816,929
Improvements	5,974,639	4,171,700
Assets held for sale	(33,596,877)	(23,316,095)
Impairment	(10,055,803)	(3,992,772)
Sale of hotel property not held for sale prior year	(29,959,634)	(16,054,082)
Asset write-offs	(491,235)	(799,585)
Balance at end of period	$206,697,185	$274,826,095

Accumulated Depreciation:	2025	2024
Balance at beginning of period	$32,853,050	$27,469,450
Depreciation expense	6,051,566	10,121,972
Assets held for sale	(6,901,672)	(2,059,078)
Sale of hotel property not held for sale prior year	(3,487,243)	(2,565,199)
Asset write-offs	(277,453)	(114,095)
Balance at end of period	$28,238,248	$32,853,050

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LODGING FUND REIT III, INC.

Date: May 15, 2026	By:	/s/ Norman H. Leslie
Norman H. Leslie
President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date	Name and Title

May 15, 2026	/s/ Norman H. Leslie
Norman H. Leslie, President, Chief Executive Officer, Secretary, Chief Investment Officer, Treasurer and Director (principal executive officer)

May 15, 2026	/s/ Samuel C. Montgomery
Samuel C. Montgomery, Chief Financial Officer and Director (principal financial officer and principal accounting officer)

May 15, 2026	/s/ Corey R. Maple
Corey R. Maple, Chairman of the Board and Director

May 15, 2026	/s/ Jeffrey T. Leighton
Jeffrey T. Leighton, Director

May 15, 2026	/s/ Perry Rynders
Perry Rynders, Director